Form 10-Q
period 2015-05-02
DAVIDsTEA Inc.
filed 2015-06-16
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 2, 2015.

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 001-37404

DAVIDsTEA INC.

(Exact name of registrant as specified in its charter)

Canada	98-1048842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5430 Ferrier

Mount-Royal, Québec, Canada, H4P 1M2

(Address of principal executive offices) (zip code)

(888) 873-0006

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐  NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June 10, 2015 23,903,972 common shares of the registrant were outstanding.

DAVIDsTEA Inc.

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers, although the Company is not required to do so,.

In this quarterly report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CND$,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On June 12, 2015, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2306.

Part I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at May 2, 2015 $	As at January 31, 2015 $

ASSETS
Current
Cash		9,778	19,784
Accounts and other receivables		2,062	2,355
Inventories	[Note 5]	14,636	12,517
Income tax receivable		1,947	852
Prepaid expenses and deposits		4,942	3,050
Total current assets		33,365	38,558
Deferred charges		552	—
Property and equipment	[Note 6]	35,874	35,621
Intangible assets	[Note 7]	1,808	1,669
Deferred income taxes		2,840	3,212
Total assets		74,439	79,060
LIABILITIES AND DEFICIENCY
Current
Trade and other payables	[Notes 8 and 16]	11,177	12,441
Deferred revenue		2,253	2,634
Income taxes payable		—	87
Current portion of long-term debt and finance lease obligations	[Note 10 and 19]	9,877	4,287
Current portion of provisions	[Note 9]	154	258
Current portion of loan from the controlling shareholder	[Note 19]	2,952	—
Total current liabilities		26,413	19,707
Deferred rent and lease inducements		4,375	4,137
Long-term debt and finance lease obligations	[Note 10 and 19]	—	6,142
Provisions	[Note 9]	608	616
Deferred income taxes		—	357
Loan from the controlling shareholder	[Note 19]	—	2,952
Preferred shares — Series A, A-1 and A-2	[Note 11]	29,432	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	[Note 11]	107,132	16,427
Total liabilities		167,960	79,106
Equity (Deficiency)
Share capital	[Note 12]	510	385
Contributed surplus		1,612	1,412
Deficit		(97,355)	(4,129)
Accumulated other comprehensive income		1,712	2,286
Total Deficiency		(93,521)	(46)
		74,439	79,060

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share information]

		For the three months ended
		May 2, 2015 $	April 26, 2014 $

Sales	[Note 17]	35,844	27,798
Cost of sales		16,755	12,078
Gross profit		19,089	15,720
Selling, general and administration expenses	[Note 14]	21,043	13,287
Results from operating activities		(1,954)	2,433
Finance costs		792	574
Finance income		(51)	(43)
Accretion of preferred shares	[Note 11]	314	202
(Gain)/loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 11]	90,705	(509)
Income (loss) before income taxes		(93,714)	2,209
Provision for income tax (recovery)	[Note 13]	(488)	769
Net income (loss)		(93,226)	1,440
Other comprehensive income (loss)
Cumulative translation adjustment		(574)	31
Comprehensive income (loss)		(93,800)	1,471
Income / (loss) per share
Basic	[Note 15]	(7.73)	0.12
Fully diluted	[Note 15]	(7.73)	0.07
Weighted average number of shares outstanding
— basic	[Note 15]	12,057,474	11,958,168
— fully diluted	[Note 15]	12,057,474	20,221,194

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 2, 2015 $	April 26, 2014 $

OPERATING ACTIVITIES
Net income (loss)	(93,226)	1,440
Items not affecting cash:
Depreciation of property and equipment	1,298	1,050
Amortization of intangible assets	123	139
Deferred rent	198	145
Provision for onerous contracts	(74)	—
Stock-based compensation expense	325	120
Amortization of financing fees	166	41
Accretion of preferred shares	314	202
(Gain)/loss from embedded derivative on Series A, A-1 and A-2 preferred shares	90,705	(509)
Deferred income taxes (recovered)	15	(69)
	(156)	2,559
Net change in other non-cash working capital balances related to operations	(6,501)	(3,121)
Cash flows related to operating activities	(6,657)	(562)
FINANCING ACTIVITIES
Repayment of finance lease obligations	(552)	(77)
Proceeds of long-term debt	9,996	—
Repayment of long-term debt	(10,014)	(740)
Share issuance of Series A, A-1 and A-2 preferred shares	—	2,649
IPO related expenses	(552)	—
Financing fees	(119)	(112)
Cash flows related to financing activities	(1,241)	1,720
INVESTING ACTIVITIES
Additions to property and equipment	(1,840)	(948)
Additions to intangible assets	(268)	(224)
Cash flows related to investing activities	(2,108)	(1,172)
Decrease in cash	(10,006)	(14)
Cash, beginning of period	19,784	15,350
Cash, end of period	9,778	15,336
Supplemental Information
Cash paid for
Interest	273	211
Income taxes	811	1,809
Cash received for
Interest	51	43
Income taxes	—	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF DEFICIENCY

[Unaudited and in thousands of Canadian dollars]

	Share Capital $	Contributed Surplus $	Deficit $	Accumulated Other Comprehensive Income $	Total Deficiency $
Balance, January 25, 2014	—	465	(10,583)	811	(9,307)
Net income for the three months ended April 26, 2014	—	—	1,440	—	1,440
Other comprehensive income (loss)	—	—	—	31	31
Total comprehensive income	—	—	1,440	31	1,471
Stock-based compensation	—	120	—	—	120
Balance, April 26, 2014	—	585	(9,143)	842	(7,716)

Balance, January 31, 2015	385	1,412	(4,129)	2,286	(46)
Net loss for the three months ended May 2, 2015	—	—	(93,226)	—	(93,226)
Other comprehensive loss	—	—	—	(574)	(574)
Total comprehensive loss	—	—	(93,226)	(574)	(93,800)
Issuance of subordinate voting shares upon exercise of options	125	(125)	—	—	—
Stock-based compensation	—	325	—	—	325
Balance, May 2, 2015	510	1,612	(97,355)	1,712	(93,521)

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended May 2, 2015 and April 26, 2014 [Unaudited]

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary [collectively, the “Company”] for the three-month period ended May 2, 2015 were authorized for issue in accordance with a resolution of the Board of Directors on June 16, 2015. The Company is incorporated and domiciled in Canada. The registered office is located in Montréal, Québec, Canada. On June 10, 2015, the Company completed an initial public offering (“IPO”) and its shares began trading on the NASDAQ Stock Market under the symbol “DTEA” on June 5, 2015.

The Company is engaged in the retail sale of tea and tea-related products in Canada and in the United States. Retail sales are traditionally higher in the fourth fiscal quarter due to the holiday season.

2. BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Corporation’s audited annual consolidated financial statements for the year ended January 31, 2015, which have been prepared in accordance with IFRS as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented.

On May 12, 2015, the Company’s Board of Directors approved a 1.6-for-1 split on common and Class AA common shares, which was effective May 21, 2015. The accompanying financial statements have been adjusted to reflect the forward split. As a result, the historical per share amounts presented in these condensed interim consolidated financial statements have been retroactively adjusted to reflect this change.

Basis of consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly owned U.S. subsidiary, DAVIDsTEA (USA) Inc. The unaudited condensed interim financial statements of the subsidiary are prepared for the same reporting period as the parent company, using consistent accounting policies. All intercompany transactions, balances and unrealised gains or losses have been eliminated. The Company has no interests in special purpose entities.

3. SIGNIFICANT ACCOUNTING POLICIES

These condensed interim consolidated financial statements have been prepared using the accounting policies as outlined in note 4 of the annual consolidated financial statements for the year-ended January 31, 2015, except for the stock-based compensation policy, which reflects the issuance during the quarter of Restricted Share Units (“RSUs”).

Under the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”), selected employees are granted RSUs where each RSU has a value equal to one common share. The compensation expense is recorded at the fair value of the Company’s common shares at the grant date over the vesting period (generally three years) with a corresponding credit to contributed surplus for equity-settled RSUs and a corresponding credit to a liability for cash-settled RSUs. RSUs may be settled in shares, cash, or a combination of cash or shares upon vesting at the discretion of the Company.

Information on significant new accounting standards and amendments issued but not yet adopted is described in note 5 of the annual consolidated financial statements for the year ended January 31, 2015.

IFRS 9, “Financial Instruments”, partially replaces the requirements of IAS 39, “Financial Instruments: Recognition and Measurement”. This standard is the first step in the project to replace IAS 39. The IASB intends to expand IFRS 9 to add new requirements for the classification and measurement of financial liabilities, derecognition of financial instruments, impairment and hedge accounting to become a complete replacement of IAS 39. These changes are applicable for annual periods beginning on or after January 1, 2018, with earlier application permitted. The Company has not yet assessed the future impact of this new standard on its consolidated financial statements.

IFRS 15, ‘‘Revenue from Contracts with Customers’’ replaces IAS 11, ‘‘Construction Contracts’’, and IAS 18, ‘‘Revenue’’, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2017, unless delayed, with earlier adoption permitted. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related note disclosures.

There were no new accounting standards implemented during the three-month period ended May 2, 2015.

4. SIGNIFICANT ACCOUNTING JUDGEMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of condensed interim consolidated financial statements requires management to make estimates and assumptions using judgment that affect the application of accounting policies and the reported amounts of assets and liabilities, income and expense during the reporting period. Estimates and other judgments are continually evaluated and are based on management’s experience and other factors, including expectations about future events that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

In preparing these condensed interim consolidated financial statements, the significant estimates and judgments made by management in applying the Corporation’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 6 to the consolidated financial statements for the year ended January 31, 2015.

5. INVENTORIES

	May 2, 2015 $	January 31, 2015 $
Finished goods	12,419	9,664
Finished goods in transit	1,200	2,038
Packaging	1,017	815
	14,636	12,517

During the first quarter of 2015, $151 [April 26, 2014 — $517] was written down as a result of net realizable value being lower than cost.

6. PROPERTY AND EQUIPMENT

Depreciation expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses. For the three-month period ended May 2, 2015, the depreciation expense is $1,298 [April 26, 2014 — $1,050].

Additions to property and equipment during the three months ended May 2, 2015 amounted to $1,840 [April 26, 2014 — $948].

No impairment of property and equipment was recorded during the three-month period ended May 2, 2015 [April 26, 2014 — $nil]. During the three month period ended May 2, 2015, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

7. INTANGIBLE ASSETS

Amortization expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses. Amortization for the three months ended May 2, 2015 amounted to $123 [April 26, 2014 —  $139].

Additions to intangible assets during the three months ended May 2, 2015 amounted to $268 [April 26, 2014 —  $224].

8. TRADE AND OTHER PAYABLES

	May 2, 2015 $	January 31, 2015 $
Trade payable and accrued liabilities	11,144	12,441
Accrued interest on loan from shareholder	33	—
	11,177	12,441

9. PROVISIONS

	Three months ended May 2, 2015 $	Year ended January 31, 2015 $
Balance, beginning of period	874	—
Arising during the period	—	805
Recovery during the period	(74)	—
Cumulative translation adjustment	(38)	69
Balance, end of period	762	874
Less: Current portion	(154)	(258)
Long-term portion of provisions	608	616

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract.

10. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

	May 2, 2015 $	January 31, 2015 $
Revolving Facility	9,996	—
Less: Unamortized financing fees and transaction costs	(119)	—
	9,877	—
Term loan	—	5,181
Less: Unamortized financing fees and transaction costs	—	(74)
	—	5,107
Loan from Investissement Québec [“IQ”]	—	4,833
Less: Unamortized financing fees and transaction costs	—	(62)
	—	4,771
Total long-term loans	9,877	9,878
Total finance leases	—	551
Total long-term debt and finance lease obligations	9,877	10,429
Less: Current portion of long-term debt and finance lease obligations	(9,877)	(4,287)
Long-term portion of long-term debt and finance lease obligations	—	6,142

On April 24, 2015, the Company repaid the Term loan and the Loan from IQ with the proceeds of the Revolving Facility described below.

On April 24, 2015, the Company entered into a credit agreement (the ‘‘Credit Agreement’’) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a three-year revolving term facility in the principal amount of $20,000 (which the Company refers to as the Revolving Facility) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, request an increase to the Revolving Facility by an amount not greater than $10,000. The Company repaid the Revolving Facility with existing cash on hand and proceeds of the IPO, the full amount of the Revolving Facility has been disclosed as current.

The Credit Agreement subjects the Company to certain coverage ratios. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at May 2, 2015, the bank’s prime rate was 2.85% [April 26, 2014 —  3.00%], the bank’s U.S base rate was 3.75%, LIBOR was 0.18% and banker’s acceptance was 0.98%.

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37.5 million, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at May 2, 2015, the Company was in compliance with these convenants.

11. MANDATORILY REDEEMABLE PREFERENCE SHARES

As at May 2, 2015, there were 5,069,293 Series A, Series A-1 and Series A-2 preferred shares in issuance described as follows:

	May 2, 2015 $	January 31, 2015 $
4,003,724 Series A preferred shares	18,500	18,500
912,689 Series A-1 preferred shares	8,260	8,260
152,880 Series A-2 preferred shares	1,882	1,882
Series A, A-1 and A-2 preferred shares at issuance	28,642	28,642
Less: Portion attributable to financial derivative liability at issuance	(4,029)	(4,029)
Portion attributable to non-derivative liability at issuance	24,613	24,613

Series A, A-1 and A-2 redeemable preferred shares at the option of the holder

The Series A, A-1, and A-2 redeemable preferred shares liability is being accreted to its nominal value, reflecting accumulated and accrued dividends, using the effective interest rate method.

	May 2, 2015 $	January 31, 2015 $
Shares issued and paid
4,003,724 Series A preferred shares	17,954	17,424
912,689 Series A-1 preferred shares	6,942	6,441
152,880 Series A-2 preferred shares	1,689	1,677
Accrued dividends	3,014	2,692
Accretion for the period	314	1,044
Less: unamortized financing fees	(481)	(510)
Balance, end of period	29,432	28,768

Financial derivative liability

In conducting the valuations, the Company used a methodology that is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As at January 31, 2015, the enterprise value inputs associated with the Company’s valuations were derived using the income and market approaches. The income approach estimates the enterprise value of the Company by discounting the expected future cash flows of the Company to present value. Under the market approach, the total enterprise value of the Company is estimated by comparing the Company’s business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. As at May 2, 2015, in connection with the expected IPO, the enterprise value inputs were derived using the market approach. The Company has selected valuation multiples derived from trading multiples of public companies that participate in the Company’s industry. These valuation multiples were then applied to the equivalent financial metric of the Company’s business, giving consideration to differences between the Company and similar companies for such factors as company size, leverage, and growth prospects.

The Company prepared financial forecasts to be used in the computation of the enterprise value for the income approach. The financial forecasts took into account the Company’s past experience and future expectations. There is inherent uncertainty in these estimates. The risks associated with achieving the Company’s forecasts were assessed in selecting the appropriate discount rates. If different discount rates had been used, the valuations would have been different.

The fair value of the derivative financial instrument was estimated using the Monte Carlo simulation model. A Monte Carlo simulation model is a valuation model that relies on random sampling and is often used when modeling systems with a large number of inputs and where there is a significant uncertainty in the future value of inputs and where the movement of the inputs can be independent of each other. Some of the key inputs used by the Company in its Monte Carlo simulation include: the Company’s common share price, the risk-free rate of return, and expected volatility. The assumptions used in the Company’s valuation model are as follows:

	May 2, 2015	January 31, 2015
Risk-free interest rate	1.00%	1.15%
Expected volatility	31%	31%
Expected dividend yield	0%	0%
Underlying value of common shares	$15.64	$8.54
Probability of an IPO occurring	99%	95%
Probability of a mandatory conversion upon an IPO prior to April 3, 2017	99%	95%

In accordance with the Company’s accounting policy on derivative financial instruments, the financial derivative liability embedded in the Company’s Series A, A-1 and A-2 preferred shares were separated from the debt host contract at issuance at fair value. The derivative was then revalued at each reporting date.

	Three months ended May 2, 2015 $	Year ended January 31, 2015 $
Balance, beginning of period	16,427	14,024
New issuances	—	2,023
Net change in fair value	90,705	380
Balance, end of period	107,132	16,427

12. SHARE CAPITAL

Authorized

The Junior, Series A, Series A-1 and Series A-2 preferred shares are mandatorily convertible upon the closing of a sale of common shares to the public as defined by the Articles of the Company.

On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

Issued and outstanding

		May 2, 2015 $	January 31, 2015 $
7,441,341	Junior preferred shares	—	—
374,761	Common Shares, voting	165	40
80,000	Class AA common shares	345	345
		510	385

During the three-month period ended May 2, 2015, 322,739 stock options were exercised for common shares for a non-cash settlement of $125.

Stock-based compensation

The fair value of options granted was estimated using the Black Scholes option pricing model, using the following assumptions:

	Three months ended May 2, 2015	Year ended January 31, 2015
Risk-free interest rate	1.15%	1.15% - 1.50%
Expected volatility	31%	31% - 39%
Expected option life	3.65 years	3.65 - 7 years
Expected dividend yield	0%	0%
Fair value per option granted	$15.64	$1.06 - $2.24

A summary of the status of the Plan and changes during the year is presented below. Expected volatility was estimated using implied and historical volatility of similar companies whose share prices were publicly available.

	As at May 2, 2015		As at April 26, 2014
	Options outstanding #	Weighted average exercise price $	Options outstanding #	Weighted average exercise price $
Beginning of period	2,905,648	2.06	2,264,688	0.74
Issued	12,000	15.64	312,106	3.33
Exercised	(322,739)	0.77	(52,022)	0.77
Cancelled/expired	(275,529)	0.77	(52,022)	0.77
Forfeitures	(40,000)	2.67	(36,000)	0.77
Outstanding at end of period	2,279,380	2.82	2,436,750	1.15
Exercisable, end of period	780,500	1.22	658,330	1.26

During the three-month period ended May 2, 2015, the Company recognized a stock-based compensation expense of $325 [April 26, 2014 - $120] and a stock-based compensation expense related to a cashless exercise by optionees of $4,052 [April 26, 2014 - $nil].

On March 31, 2015 the board of directors adopted the 2015 Omnibus Plan. As described below, the maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 1,440,000 shares. Subject to adjustment, no more than 1,440,000 common shares may be delivered in satisfaction of incentive stock options (“ISOs”), awarded under the 2015 Omnibus Plan. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose.

The 2015 Omnibus Plan provides for awards of stock options, stock appreciation rights (“SARs”), restricted stock, unrestricted stock, stock units (including restricted stock units), performance awards, deferred share units, elective deferred share units and other awards convertible into or otherwise based on the Company’s common shares. Eligibility for stock options intended to be ISOs is limited to the Company’s employees. Dividend equivalents may also be provided in connection with an award under the 2015 Omnibus Plan. The maximum term of stock options and SARs is seven years.

As at March 31, 2015, the Company has granted the issuance of 235,120 restricted stock units.

13. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year. The statutory income tax rate for the three-month period ended May 2, 2015 was 26.5% [April 26, 2014 — 26.5%]. The Company’s effective income tax rate for the three-month period ended May 2, 2015 was 0.5% [April 26, 2014 — 34.8%].

As at May 2, 2015, the Company’s U.S. subsidiary has accumulated losses amounting to US$5.5 million [US$5.8 million for January 31, 2015]; which expire during the years 2032 to 2034.

14. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	May 2, 2015 $	April 26, 2014 $
Wages, salaries and employee benefits	11,327	8,442
Depreciation of property, plant and equipment	1,298	1,050
Amortization of intangible assets	123	139
(Recovery) Provision for onerous contract	(74)	—
Stock-based compensation expense	325	120
Stock-based compensation expense related to cashless exercise	4,052	—
Other selling, general and administration	3,992	3,536
	21,043	13,287

15. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted EPS computations:

	May 2, 2015 $	April 26, 2014 $
Net income (loss) for basic EPS	(93,226)	1,440
- dividends on preferred shares	—	248
- accretion of preferred shares	—	202
- (gain)/loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	(509)
Adjusted net income (loss) for diluted EPS	(93,226)	1,381

Weighted average number of shares outstanding - basic	12,057,474	11,958,168
Preferred shares Series A	—	6,423,895
Preferred shares Series A-1	—	—
Preferred shares Series A-2	—	—
Options	—	1,839,131
Weighted average number of shares — fully diluted	12,057,474	20,221,194

As a result of the net loss during the three-month period ended May 2, 2015, the stock options disclosed in Note 12 and the Series A, Series A-1 and Series A-2 preferred shares disclosed in Note 11 are anti-dilutive.

16. RELATED PARTY DISCLOSURES

During the three-month period ended May 2, 2015, the Company occupied and paid rent on a property leased from a Company controlled by the controlling shareholder amounting to $32 [April 26, 2014 — $55].

Additionally, interest was incurred on the controlling shareholder loan amounting to $33 [April 26, 2014 — $74] of which $nil [April 26, 2014 — $nil] was paid.

Dividends on Series A, A-1 and A-2 preferred shares of $322 were accrued for the three-month period ended May 2, 2015 [April 26, 2014 — $248]. As well, the Company paid $13 as at May 2, 2015 [April 26, 2014 — $18] for air travel services to a company associated with a shareholder. The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

17. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. All operating segments’ operating results are regularly reviewed by the Company’s CEO (the chief operating decision maker) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.

The Company operates in Canada and the United States. The Company operates in the retail of tea and related tea-products. The Company operates in two reporting segments, Canada and the United States.

For management purposes, the Company’s sales are as follows:

	May 2, 2015 $	April 26, 2014 $
Tea	24,644	19,106
Tea accessories	7,242	5,476
Food and beverages	3,958	3,216
	35,844	27,798

Non-current assets by country are as follows:

	May 2, 2015 $	April 26, 2014 $
Canada	31,557	25,542
US	9,517	5,898
Total	41,074	31,440

Gross profit per country is as follows:

	May 2, 2015
	Canada $	US $	Consolidated $
Sales	31,803	4,041	35,844
Cost of sales	14,412	2,343	16,755
Gross profit, before unallocated items	17,391	1,698	19,089
Selling, general and administration expenses			21,043
Finance costs			792
Finance income			(51)
Accretion of preferred shares			314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			90,705
Provision for income tax (recovery)			(488)
Net loss			(93,226)

	April 26, 2014
	Canada $	US $	Consolidated $
Sales	25,393	2,405	27,798
Cost of sales	10,728	1,350	12,078
Gross profit, before unallocated items	14,665	1,055	15,720
Selling, general and administration expenses			13,287
Finance costs			574
Finance income			(43)
Accretion of preferred shares			202
(Gain) from embedded derivative on Series A, A-1 and A-2 preferred shares			(509)
Provision for income tax			769
Net income			1,440

18. FINANCIAL RISK MANAGEMENT

The Company’s activities expose it to a variety of financial risks, including risks related to foreign exchange, interest rate, credit, and liquidity.

Currency risk — foreign exchange risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. The Company’s foreign exchange risk is largely limited to currency fluctuations between the Canadian and U.S. dollars. The Company is exposed to currency risk through its cash, accounts receivable and accounts payable denominated in U.S. dollars.

The Company did not use any forward contracts to manage foreign exchange risk as at May 2, 2015.

The Company’s foreign exchange exposure is as follows:

	May 2, 2015 $	January 31, 2015 $
Cash	809	399
Accounts receivable	595	206
Accounts payable	2,952	2,460

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash and bank indebtedness. The Company is exposed to cash flow risk on the Revolving facility which bears interest at variable interest rates [see note 10] while the loan from the controlling shareholder and mandatorily redeemable preferred shares are subject the Company to fair value risk.

Assuming that all other variables remain constant, a 100 basis point change in the average interest rate charged during the year would have resulted in an increase or decrease to net income (loss) in the amount of $26.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will always have sufficient liquidity to meet liabilities when due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its operating loan, accounts payable and accrued liabilities, obligations under capital leases, long-term debt, loan from the controlling shareholder, preferred share redemptions, and operating lease commitments.

As at May 2, 2015, the Company had $9,778 in cash. In addition, as outlined in note 10, the Company had a Revolving Facility of $20,000, of which $9,996 was drawn as at May 2, 2015. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, its Revolving Facility (note 10) and the proceeds of its IPO (note 19).

The Company expects that its trade and other payables will be discharged within 90 days and its long-term debt discharged as contractually agreed and as disclosed in notes 10 and 19.

Credit risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored.

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of note 4 of the annual financial statements describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized. The classification of financial instruments, as well as their carrying values and fair values, are shown in the tables below:

	May 2, 2015		January 31, 2015
	Carrying value $	Fair value $	Carrying value $	Fair value $
Financial liabilities
Long-term debt	9,877	9,877	9,878	9,878
Loan from shareholder	2,952	2,952	2,952	2,952
Preferred shares — Series A, A-1 and A-2 and dividends	29,432	31,334	28,768	31,334
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	107,132	107,132	16,427	16,427

The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. Accordingly, the estimated fair values are not necessarily indicative of the amounts the Company could realise or would pay in a current market exchange. The estimated fair value amounts can be materially affected by the use of different assumptions or methodologies. The methods and assumptions used to estimate the fair value of financial instruments are described below:

•                  The estimated fair value of long-term debt bearing variable rates is considered to approximate its carrying value [Level 2].

•                  The estimated fair value of loan from shareholder was determined by discounting expected cash flows rates currently offered to the Company for similar debt [Level 2].

•                  The estimated fair value of Series A, A-1 and A-2 preferred shares was determined by discounting expected future cash flows rates at the discount rates which represent the cost of borrowing those cash flows [Level 2].

•                  The carrying value of the financial derivative liability is its fair value [Level 3].

The Company categorizes its financial assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs used in the measurement.

Level 1:  This level includes assets and liabilities measured at fair value based on unadjusted quoted prices for identical assets and liabilities in active markets that are accessible at the measurement date.

Level 2:  This level includes valuations determined using directly (i.e. as prices) or indirectly (i.e. derived from prices) observable inputs other than quoted prices included within Level 1. Derivative instruments in this category are valued using models or other standard valuation techniques derived from observable market inputs.

Level 3:  This level includes valuations based on inputs which are less observable, unavailable or where the observable data does not support a significant portion of the instruments’ fair value.

There were no significant transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for the three-month period ended May 2, 2015 and for the year ended January 31, 2015.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the three-month period ended May 2, 2015 and for the year ended January 31, 2015:

	Fair value of Level 3 financial instruments
	May 2, 2015 $	January 31, 2015 $
Balance, beginning of the year	16,427	14,024
Addition through issuance of preferred shares Series A-1 and Series A-2	—	2,023
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	90,705	380
Balance, end of period	107,132	16,427

19. SUBSEQUENT EVENTS

Initial public offering

On June 10, 2015, the Company completed the closing of its initial public offering (the “IPO”).

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Junior, Series A, A-1 and A-2 preferred shares (Note 11) were converted into common shares. Subsequently, the financial derivative liability embedded in the Series A, A-1 and A-2 preferred shares was converted into equity.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to approximately $10.9 million.

On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

On June 11, 2015, immediately following the IPO, the advances under the Revolving Facility and the loan from the controlling shareholder were fully repaid using proceeds from the offering and cash on hand.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations.  Such statements are based on our current beliefs, expectations or assumptions regarding the future of our business, future plans and strategies, our operational results and other future conditions. Forward-looking statements can be identified by words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” “contemplate” and other similar expressions, although not all forward-looking statements contain these identifying words.  By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future.  These risks and uncertainties include, but are not limited to the risks described under the section entitled “Risk Factors” in our prospectus filed pursuant to Rule 424 on June 8, 2015.  Forward-looking statements reflect management’s analysis as of the date of this quarterly report.  Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

Accounting Periods

All references to “Fiscal 2014” are to the Company’s fiscal year end January 31, 2015. All references to “Fiscal 2015” are to the Company’s fiscal year January 30, 2016.

The Company’s fiscal year ends on the last Saturday in January. The year ended January 31, 2015 covers a 53-week fiscal period. The year ended January 30, 2016 covers a 52-week period.

Overview

We are a fast-growing branded beverage company, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts and accessories through 161 DAVIDsTEA stores, as of May 2, 2015, and our website, davidstea.com. We sell our products exclusively through our retail and online channels. By continually offering new products and refining our blending techniques to enhance existing teas, we believe we bring new customers into the category and drive the frequency of visits to our stores and website among existing customers. We bring newness and capitalize on our product development capabilities with approximately 30 new blends each year that we rotate into our offering on a continuous basis.

Compared to the 1st quarter of fiscal 2014, we grew our sales from $27.8 million to $35.8 million, representing growth of 28.8% over the prior year. We added 35 net new stores, increasing our store base from 126 to 161 stores, representing growth of 28%. Our Adjusted EBITDA grew from $3.9 million to $4.0 million, an increase of 2.6% Our cash flow from operating activity decreased from $(0.6) million to $(6.7) million due primarily to stock based compensation expense related to cashless exercise, IPO related costs paid during the quarter and additional investment in working capital to support the growth of the business. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to approximately $10.9 million.

How we assess our performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales.  Sales consist of sales from stores and e-commerce sales. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarter because of lower customer traffic in our locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. Purchases of our products can be impacted by a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Comparable Sales.  Comparable sales refers to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

Measuring the change in year-over-year comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

•                  our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•                  our ability to provide a product offering that generates new and repeat visits to our stores and online;

•                  the customer experience we provide in our stores and online;

•                  the level of customer traffic near our locations in which we operate;

•                  the number of customer transactions and average ticket in our stores and online;

•                  the pricing of our tea, tea-related merchandise and beverages;

•                  our ability to obtain and distribute product efficiently;

•                  our opening of new stores in the vicinity of our existing stores; and

•                  the opening or closing of competitor stores in the vicinity of our stores.

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

Gross Profit.  Gross profit is equal to our sales less our cost of sales. Cost of sales include product costs, freight costs, store occupancy costs and distribution costs.

Selling, General and Administration Expenses.  Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments and onerous contracts. Store operating expenses consist of all store expenses excluding occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

Finance Costs.  Finance costs consists of cash and imputed non-cash charges related to our credit facility, long-term debt, finance lease obligations, the Shareholder Loan, and the preferred shares.

Provision for Income Taxes.  Provision for income taxes consist of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	for the three months ended
(in thousands, except store data)	May 2, 2015	April 26, 2014
Consolidated Statement of Income/(Loss) Data:
Sales	$35,844	$27,798
Cost of goods sold	16,755	12,078
Gross profit	19,089	15,720
Selling, general and administration expenses	21,043	13,287
Results from operating activities	(1,954)	2,433
Finance costs	792	574
Finance income	(51)	(43)
Accretion of preferred shares	314	202
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	90,705	(509)
Income before income taxes	(93,714)	2,209
Provision for income tax (recovery)	(488)	769
Net income/(loss)	$(93,226)	$1,440
Percentage of Sales:
Sales	100.0%	100.0%
Cost of goods sold	46.7%	43.4%
Gross profit	53.3%	56.6%
Selling, general and administration expenses	58.7%	47.8%
Results from operating activities	(5.4)%	8.7%
Finance costs	2.2%	2.1%
Finance income	(0.1)%	(0.2)%
Accretion of preferred shares	0.9%	0.7%
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	253.1%	(1.8)%
Income before income taxes	(261.5)%	7.9%
Provision for income tax (recovery)	(1.4)%	2.8%
Net income/(loss)	(260.1)%	5.1%
Other financial and operations data:
Adjusted EBITDA	$3,968	$3,887
Adjusted EBITDA as a percentage of sales	11.1%	14.0%
Number of stores at end of period	161	126
Comparable sales growth for period(1)	6.3%	11.6%

(1)                                 Comparable sales refers to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Adjusted EBITDA is not a measurement of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•                  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•                  Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•                  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

(in thousands)	May 2, 2015	April 26, 2014
Net income (loss)	(93,226)	1,440
Finance costs	792	574
Finance income	(51)	(43)
Depreciation and amortization	1,421	1,189
Provision for income tax (recovery)	(488)	769
EBITDA	$(91,552)	$3,929
Additional adjustments
Stock-based compensation expense(a)	325	120
Stock-based compensation expense for cashless exercise(b)	4,052	—
Onerous contracts(c)	(74)	—
Deferred rent(d)	198	145
Accretion of preferred shares(e)	314	202
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares(f)	90,705	(509)
Adjusted EBITDA	$3,968	$3,887

(a)                                 Represents non-cash stock-based compensation expense.

(b)                                 Represents costs related to cashless exercise of options by former employees.

(c)                                  Represents provision related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)                                 Represents the extent to which our annual rent expense has been above or below our cash rent.

(e)                                  Represents non-cash accretion expense on our preferred shares. In connection with the completion of our initial public offering, all of our outstanding preferred shares were converted automatically into common shares.

(f)                                   Represents provision for the conversion feature of the Series A, A-1 and A-2 Preferred Shares. In connection with the completion of our initial public offering, this liability was converted into equity.

Three Months Ended May 2, 2015 Compared to Three Months Ended April 26, 2014

Sales.  Sales for the three months ended May 2, 2015 increased 28.8%, or $8.0 million, to $35.8 million from $27.8 million for the three months ended April 26, 2014, comprising $28.9 million in comparable sales and $6.9 million in non-comparable sales. Comparable sales increased by 6.3% and non-comparable sales increased primarily due to an additional 35 stores opened as at May 2, 2015 as compared to April 26, 2014.

Gross Profit.  Gross profit increased by 21.7%, or $3.4 million, to $19.1 million for the three months ended May 2, 2015 from $15.7 million for the three months ended April 26, 2014. Gross profit as a percentage of sales decreased to 53.3% for the three months ended May 2, 2015 from 56.6% for the three months ended April 26, 2014 due primarily to higher product costs relating to foreign exchange rates, as well as an investment in supply chain.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 57.9%, or $7.7 million, to $21.0 million in fiscal 2014 from $13.3 million for the three months ended April 26, 2014 due primarily to the operations of 161 stores as of May 2, 2015 as compared to 126 stores as of April 26, 2014, the hiring of additional staff to support the growth of the Company and stock-based compensation expense related to cashless exercise.  As a percentage of sales, selling, general and administration expenses increased to 58.7% for the three months ended May 2, 2015 from 47.8% for the three months ended April 26, 2014 due primarily to stock-based compensation expense related to cashless exercise. Excluding the impact of stock-based compensation related to cashless exercise, selling, general and administration expenses increased 27.8%, to $17.0 million for the three months ended May 2, 2015 from $13.3 million for the three months ended April 26, 2014. As a percentage of sales, selling, general and administration expenses excluding the impact of the stock-based compensation related to cashless exercise decreased to 47.4% from 47.8%.

Finance Costs.  Finance costs increased by $0.2 million, or 33.3%, to $0.8 million for the three months ended May 2, 2015 from $0.6 million for the three months ended April 26, 2014 as a result of interest and penalties paid on the repayment of the term debt and higher accrued dividends on the Series A-1 and A-2 Preferred Shares issued during fiscal 2014. This was offset by a decrease in interest on the Shareholder Loan as a portion of the loan was converted to Series A-1 and A-2 Preferred Shares during fiscal 2014.

Provision for Income Taxes.  Provision for income taxes decreased by $1.3 million, to $(0.5) million for the three months ended May 2, 2015 from $0.8 million for the three months ended April 26, 2014. The decrease in the provision for income taxes was due primarily to stock-based compensation expense related to cashless exercise during the quarter. Our effective tax rates were 0.5% and 34.8% for the three months ended May 2, 2015 and April 26, 2014, respectively. The effective tax rate decreased primarily as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares, which is not tax deductible.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures related to new stores and working capital.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2015, we plan to spend approximately $16.0-$19.0 million on capital expenditures. We expect to devote approximately 85-90% of our capital budget to construct, lease and open 25-30 stores in Canada and 10-15 stores in the United States and renovate a number of existing stores, with the remainder of the capital budget to make continued investment in our infrastructure.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Historically, we have funded our capital expenditures and working capital requirements during the fiscal year with borrowings under our long-term debt and finance lease facilities and revolving credit facilities. The revolving credit facilities have typically been paid down at the end of the fiscal year with cash generated during our peak selling season in the fourth quarter. Our utilization of our revolving credit facility, and therefore the amount of indebtedness outstanding under it, has tended to be highest in the beginning of the fourth quarter of each fiscal year.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to approximately $10.9 million.

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility, together with the proceeds from our public offering, will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

(in thousands)	May 2, 2015	April 26, 2014
Cash flows provided by (used in):
Operating activities	$(6,657)	$(562)
Investing activities	(2,108)	(1,172)
Financing activities	(1,241)	1,720
Increases (decreases) in cash	$(10,006)	$(14)

Cash Flows Related to Operating Activities

Net cash provided by operating activities decreased to $(6.7) million for the three months ended May 2, 2015 from $(0.6) million for the three months ended April 26, 2014. The decrease in the cash flows are due primarily to stock-based compensation expense related to the cashless exercise of employee stock options, IPO-related costs paid during the quarter and additional investment in working capital.

Cash Flows Related to Investing Activities

Capital expenditures increased $0.9 million, to $2.1 million for the three months ended May 2, 2015, from $1.2 million for the three months ended April 26, 2014. This increase was due primarily to the number of new store build-outs. We opened 7 new stores for the three months ended May 2, 2015 compared to 2 new stores for the three months ended April 26, 2014.

Cash Flows Related to Financing Activities

Cash flows from financing activities consist primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

Net cash provided by financing activities decreased by $2.9 million to $(1.2) million for the three months ended May 2, 2015 from $1.7 million for the three months ended April 26, 2014 due to a $0.6 million reduction in amounts outstanding under our long-term credit facilities for the three months ended May 2, 2015 and the absence of any new long-term debt or share issuances for the three months ended May 2, 2015 versus the three months ended April 26, 2014.

Credit Facility with Bank of Montreal

The Credit Agreement provides for a three-year revolving term facility in the principal amount of $20.0 million (which we refers to as the Revolving Facility) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the three-year term, request an increase to the Revolving Facility by an amount not greater than $10.0 million.

The Credit Agreement subjects us to certain coverage ratios. Without the prior written consent of BMO, our fixed charge coverage ratio may not be less than 1.25:1.00 and our leverage ratio may not exceed 3.00:1.00. In addition, our net tangible worth may not be less than $30.0 million.

Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, US base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2.0 million, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on our adjusted leverage ratio. In the event our adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should our adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If our adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility.

The Credit Agreement is collateralized by a first lien security interest in all of our assets in the amount of $37.5 million, a general security agreement, registered in each Canadian province in which we do business, creating a first priority charge on all assets.

The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at May 2, 2015, we are in compliance with these covenants.

The advances under the credit facility were repaid with proceeds from the public offering and existing cash on hand.

Term Loan with Rainy Day Investments Ltd.

We have a non-revolving loan in an initial amount of approximately $8.7 million with Rainy Day Investments Ltd., which is solely owned by Herschel Segal, one of our co-founders and a director, which we refer to as the Shareholder Loan. The Shareholder Loan bears an interest rate of 4.5% per annum on the daily unpaid balance of the outstanding loan. As of May 2, 2015, the principal outstanding on the Shareholder Loan was $3.0 million. The principal is due in three equal annual installments, with one payment being due on each of the three dates on which we make annual redemption payments of our Series A, A-1 and A-2 Preferred Shares, which may not occur earlier than April 3, 2017. If the Series A, A-1 and A-2 Preferred Shares are not redeemed before April 3, 2020, the principal on the loan is due in three annual installments beginning on April 3, 2020.

The loan was repaid with proceeds from our initial public offering.

Conversion Feature of our Preferred Shares

We account for the conversion feature of our preferred shares as an embedded derivative, which feature is a separate right from the right to redeem the preferred shares for cash after April 3, 2017. A conversion of the preferred shares would be satisfied by delivery of common shares at the then-current conversion ratio. As of May 2, 2015, we had a $107.1 million liability attributable to this embedded derivative, which fluctuates over time based on the embedded value of the conversion feature.

Upon the consummation of our initial public offering, our preferred shares were converted into common shares, and this liability was converted into equity.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our annual consolidated financial statements for the fiscal year January 31, 2015, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 4 to our consolidated financial statements for the year ended January 31, 2015 included in our prospectus filed on June 8, 2015. There have been no material changes to the critical accounting policies and estimates since January 31, 2015.

Recently Issued Accounting Standards

There were no new accounting standards implemented during the three month period ended May 2, 2015.

IFRS 9, “Financial Instruments”, partially replaces the requirements of IAS 39, “Financial Instruments: Recognition and Measurement”. This standard is the first step in the project to replace IAS 39. The IASB intends to expand IFRS 9 to add new requirements for the classification and measurement of financial liabilities, derecognition of financial instruments, impairment and hedge accounting to become a complete replacement of IAS 39. These changes are applicable for annual periods beginning on or after January 1, 2018, with earlier application permitted. We have not yet assessed the future impact of this new standard on its consolidated financial statements.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts,” and IAS 18, “Revenue,” as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2017, unless delayed, with earlier adoption permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange risk or interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus relating to our initial public offering filed on June 8, 2015.

Item 4.         Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), we will be required to carry out an evaluation, under the supervision and with the participation of our management, including our principal executive and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fiscal year.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our 2016 Annual Report on Form 10-K, due to a transition period established by SEC rules applicable to new public companies. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2016 Annual Report on Form 10-K.

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In reviewing our financial statements in advance of the initial public offering, we identified a material weakness in our internal control over financial reporting relating to our controls over our valuation process used in valuing the liability associated with the embedded derivative related to our Series A, A-1 and A-2 Preferred Shares, which automatically converted into common shares upon the consummation of our initial public offering. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness resulted in a material misstatement of our financial statements that was not prevented or detected. We are taking steps to remediate the material weakness, including designing and implementing improved processes and controls related to the review of the underlying assumptions and inputs used in our valuations. While we believe that our efforts will be sufficient to remediate the material weakness and prevent further internal control deficiencies, we cannot assure you that our remediation efforts will be successful.

Part II.  OTHER INFORMATION

Item 1.         Legal Proceedings

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse affect on our financial position or on our results of operations.

Item 1A.                                                Risk Factors

There have been no material changes from the risk factors disclosed in our prospectus dated June 4, 2015 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

The following information regarding unregistered securities sold from January 31, 2015 to May 2, 2015 reflects our 1.6-for-1 split on common shares and Class AA common shares, which was effected on May 21, 2015.

From January 31, 2015 to May 2, 2015, we granted 235,120 restricted stock units to certain of our executive officers and employees under our Amended and Restated Equity Incentive Plan. These grants were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From January 31, 2015 through May 2, 2015, we issued and sold an aggregate of 322,739 shares of our common stock upon exercise of options issued under our Amended and Restated Equity Incentive Plan, with a weighted-average exercise price of $0.77 per share, for an aggregate purchase price of $0.5 million, which was paid by means of forfeiture by our employees shares subject to the option award. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

Use of Proceeds from our Initial Public Offering

In June 2015, we completed the initial public offering of our common shares pursuant to a registration statement on Form F-1, as amended (File No. 333-203219), which was declared effective on June 4, 2015. Under the registration statement, we registered the offering and sale of an aggregate of 5,865,000 common shares at a price of US$19.00 per share, as presented below:

	Number of Shares Offered in the IPO	Aggregate Offering Price
Common shares sold by the Company	3,414,261	$79,369,618
Common shares sold by the selling stockholders	2,450,739	$56,971,104
Total shares sold in the IPO	5,865,000	$136,340,722

The offering was made through an underwriting group led by Goldman, Sachs & Co., J.P. Morgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated. BMO Capital Markets Corp. and William Blair & Company, L.L.C. acted as co-managers.  The offering commenced on June 4, 2015 and closed on June 10, 2015. The sale of shares pursuant to the underwriters’ option to purchase additional shares also closed on June 10, 2015.

We raised a total of $79.4 million in gross proceeds in the initial public offering, or approximately $68.5 million in net proceeds after deducting underwriting discounts and commissions of $5.5 million and approximately $5.4 million of offering-related expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

On June 11, 2015, we used approximately $3.0 million of the net proceeds from the initial public offering to repay in full all amounts outstanding under our term loan agreement with Rainy Day Investments Ltd., a beneficial owner of more than 50% of our outstanding common shares.  Additionally, we used approximately $3.0 million of the net proceeds from the initial public offering, together with cash on hand, to repay amounts outstanding under the Revolving Facility.  The remainder of the net proceeds will be used for working capital and other general corporate purposes.

Item 3.         Defaults Upon Senior Securities

Not applicable.

Item 4.         Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

None.

Item 6.         Exhibits

(a) Exhibits:

31.1                        Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                        Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                        Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                        Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: June 16, 2015	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer