Form 10-Q
period 2015-08-01
DAVIDsTEA Inc.
filed 2015-09-09
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2015.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September 9, 2015, 23,969,972 common shares of the registrant were outstanding.

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

On September 4, 2015, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.3272.

Part I. FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at August 1, 2015 $	As at January 31, 2015 $

ASSETS	[Note 9]
Current
Cash		62,733	19,784
Accounts and other receivables		2,093	2,355
Inventories	[Note 5]	17,994	12,517
Income tax receivable		3,419	852
Prepaid expenses and deposits		5,544	3,050
Derivative financial instruments	[Note 17]	2,013	—
Total current assets		93,796	38,558
Property and equipment	[Note 6]	37,917	35,621
Intangible assets	[Note 7]	2,076	1,669
Deferred income taxes		4,582	3,212
Total assets		138,371	79,060
LIABILITIES AND EQUITY/(DEFICIENCY)
Current
Trade and other payables		14,892	12,441
Deferred revenue		2,284	2,634
Income taxes payable		—	87
Current portion of provisions	[Note 8]	35	258
Current portion of long-term debt and finance lease obligations	[Note 9]	—	4,287
Total current liabilities		17,211	19,707
Deferred rent and lease inducements		4,925	4,137
Provisions	[Note 8]	594	616
Long-term debt and finance lease obligations	[Note 9]	—	6,142
Deferred income taxes		—	357
Loan from the controlling shareholder		—	2,952
Preferred shares — Series A, A-1 and A-2	[Note 10]	—	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	[Note 10]	—	16,427
Total liabilities		22,730	79,106
Equity/(Deficiency)
Share capital	[Note 11]	259,153	385
Contributed surplus		2,089	1,412
Deficit		(149,443)	(4,129)
Accumulated other comprehensive income		3,842	2,286
Total Equity/(Deficiency)		115,641	(46)
		138,371	79,060

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

[Unaudited and in thousands of Canadian dollars, except share information]

		for the three months ended		for the six months ended
		August 1, 2015 $	July 26, 2014 $	August 1, 2015 $	July 26, 2014 $

Sales	[Note 16]	32,781	24,878	68,625	52,676
Cost of sales		16,731	12,193	33,486	24,271
Gross profit		16,050	12,685	35,139	28,405
Selling, general and administration expenses	[Note 13]	18,219	13,776	39,262	27,063
Results from operating activities		(2,169)	(1,091)	(4,123)	1,342
Finance costs		222	583	1,014	1,157
Finance income		(72)	(44)	(123)	(87)
Gain on derivative financial instruments	[Note 17]	(164)	—	(164)	—
Accretion of preferred shares	[Note 10]	87	252	401	454
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 10]	50,169	671	140,874	162
Loss before income taxes		(52,411)	(2,553)	(146,125)	(344)
Provision for income tax (recovery)	[Note 12]	(323)	135	(811)	904
Net loss		(52,088)	(2,688)	(145,314)	(1,248)
Other comprehensive loss
Change in fair value of derivative financial instruments	[Note 17]	1,849	—	1,849	—
Provision for income tax on comprehensive income		(534)	—	(534)	—
Cumulative translation adjustment		815	(204)	241	(173)
Comprehensive loss		(49,958)	(2,892)	(143,758)	(1,421)
Loss per share
Basic	[Note 14]	(2.73)	(0.22)	(9.35)	(0.10)
Fully diluted	[Note 14]	(2.73)	(0.22)	(9.35)	(0.10)
Weighted average number of shares outstanding
— basic	[Note 14]	19,057,409	11,958,314	15,536,182	11,958,168
— fully diluted	[Note 14]	19,057,409	11,958,314	15,536,182	11,958,168

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	for the three months ended		for the six months ended
	August 1, 2015 $	July 26, 2014 $	August 1, 2015 $	July 26, 2014 $

OPERATING ACTIVITIES
Net loss	(52,088)	(2,688)	(145,314)	(1,248)
Items not affecting cash:
Depreciation of property and equipment	1,350	1,040	2,648	2,090
Amortization of intangible assets	142	147	265	286
Loss on disposal of fixed assets	292	—	292	—
Gain on derivative financial instruments	(164)	—	(164)	—
Deferred rent	284	275	482	420
Recovery for onerous contracts	(191)	—	(265)	—
Stock-based compensation expense	493	162	818	281
Amortization of financing fees	10	43	176	84
Accretion of preferred shares	87	252	401	454
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	50,169	671	140,874	162
Deferred income taxes (recovered)	673	(70)	688	(139)
	1,057	(168)	901	2,390
Net change in other non-cash working capital balances related to operations	(945)	(1,846)	(7,446)	(4,966)
Cash flows related to operating activities	112	(2,014)	(6,545)	(2,576)
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	(78)	(552)	(155)
Proceeds of long-term debt	—	—	9,996	—
Repayment of long-term debt	(9,996)	(740)	(20,010)	(1,480)
Repayment of loan from controlling shareholder	(2,952)	—	(2,952)	—
Share issuance of common shares	59	40	59	40
Share issuance of Series A, A-1 and A-2 preferred shares	—	905	—	3,554
Initial public offering	79,370	—	79,370	—
Issuance costs paid on initial public offering	(9,996)	—	(10,548)	—
Financing fees	(52)	—	(171)	(112)
Cash flows related to financing activities	56,433	127	55,192	1,847
INVESTING ACTIVITIES
Additions to property and equipment	(3,190)	(1,603)	(5,030)	(2,551)
Additions to intangible assets	(400)	(96)	(668)	(320)
Cash flows related to investing activities	(3,590)	(1,699)	(5,698)	(2,871)
Increase (decrease) in cash	52,955	(3,586)	42,949	(3,600)
Cash, beginning of period	9,778	15,336	19,784	15,350
Cash, end of period	62,773	11,750	62,773	11,750
Supplemental Information
Cash paid for
Interest	49	200	322	411
Income taxes	445	738	1,256	2,547
Cash received for
Interest	44	45	95	88
Income taxes	23	—	23	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

	Share Capital $	Contributed Surplus $	Deficit $	Accumulated Other Comprehensive Income $	Total Deficiency $
Balance, January 25, 2014	—	465	(10,583)	811	(9,307)
Net income for the six months ended July 26, 2014	—	—	(1,248)	—	(1,248)
Other comprehensive loss	—	—	—	(173)	(173)
Total comprehensive loss	—	—	(1,248)	(173)	(1,421)
Issuance of subordinate voting shares upon exercise of options	40	—	—	—	40
Stock-based compensation	—	281	—	—	281
Balance, July 26, 2014	40	746	(11,831)	638	(10,407)

Balance, January 31, 2015	385	1,412	(4,129)	2,286	(46)
Net loss for the six months ended August 1, 2015	—	—	(145,314)	—	(145,314)
Other comprehensive income	—	—	—	1,556	1,556
Total comprehensive income (loss)	—	—	(145,314)	1,556	(143,758)
Issuance of subordinate voting shares upon exercise of options	141	(141)	—	—	—
Issuance of common shares	59	—	—	—	59
Proceeds on initial public offering	79,370	—	—	—	79,370
Issue costs on initial public offering (net of future tax benefit)	(7,749)	—	—	—	(7,749)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	186,947
Stock-based compensation	—	818	—	—	818
Balance, August 1, 2015	259,153	2,089	(149,443)	3,842	115,641

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended August 1, 2015 and July 26, 2014 [Unaudited]

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary [collectively, the “Company”] for the three and six-month periods ended August 1, 2015 were authorized for issue in accordance with a resolution of the Board of Directors on September 9, 2015. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Stock Market under the symbol “DTEA”. The registered office is located in Montréal, Québec, Canada.

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

On May 12, 2015, the Company’s Board of Directors approved a 1.6-for-1 split on common and Class AA common shares, which was effective May 21, 2015. The accompanying financial statements have been adjusted to reflect the forward split. As a result, the historical per share amounts and the number of shares in these unaudited condensed interim consolidated financial statements have been retroactively adjusted to reflect this change.

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

3. SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 4 of the annual consolidated financial statements for the year-ended January 31, 2015, except for the stock-based compensation policy, which reflects the issuance of Restricted Share Units (“RSUs”), and the hedging policy.

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

During the quarter ended August 1, 2015, the Company entered into foreign exchange contracts as described in Note 17. The Company applies hedge accounting for its forward exchange contracts and designates them as cash flow hedges. At the inception of a hedge relationship, the Company formally designates and documents the hedge relationship. Such hedges are expected to be highly effective in achieving offsetting changes in cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the financial reporting periods for which they were designated. In cash flow hedge relationships, the effective portion of the gains or losses on the hedged item is recognized directly in OCI, while the innefective portion is recorded in net earnings. The amounts recognized in OCI are reclassified to net earnings when the hedged item affects earnings.

Information on significant new accounting standards and amendments issued but not yet adopted is described below.

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

IFRS 15, “Revenue from Contracts with Customers” replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related note disclosures.

There were no new accounting standards implemented during the six-month period ended August 1, 2015.

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

In preparing these unaudited condensed interim consolidated financial statements, the significant estimates and judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 6 to the consolidated financial statements for the year-ended January 31, 2015, with the exception of the estimation related to the embedded derivative liability, which was settled June 10, 2015.

5. INVENTORIES

	August 1, 2015 $	January 31, 2015 $
Finished goods	13,356	9,664
Finished goods in transit	3,629	2,038
Packaging	1,009	815
	17,994	12,517

For the three and six-month periods ended August 1, 2015, $(89) and $62, respectively [July 26, 2014 — $(161) and $356], were written-down/(recovered) as a result of net realizable value being lower than cost.

6. PROPERTY AND EQUIPMENT

Depreciation expense is reported in the consolidated statement of loss under selling, general and administration expenses. For the three and six-month periods ended August 1, 2015, the depreciation expense was $1,350 and $2,648, respectively [July 26, 2014 — $1,040 and $2,090].

During the three and six-month periods ended August 1, 2015, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations. No impairment of property and equipment was recorded during the three and six-month periods ended August 1, 2015 [July 26, 2014 — $nil and $nil].

7. INTANGIBLE ASSETS

Amortization expense is reported in the consolidated statement of loss under selling, general and administration expenses. Amortization for the three and six-month period ended August 1, 2015 amounted to $142 and $265, respectively [July 26, 2014 —  $147 and $286].

8. PROVISIONS

	for the six months ended August 1, 2015 $	for the year ended January 31, 2015 $
Balance, beginning of period	874	—
Arising during the period	—	805
Recovery during the period	(265)	—
Cumulative translation adjustment	20	69
Balance, end of period	629	874
Less: Current portion	(35)	(258)
Long-term portion of provisions	594	616

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

9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

	August 1, 2015 $	January 31, 2015 $
Term loan	—	5,181
Loan from Investissement Québec [“IQ”]	—	4,833
Less: Unamortized financing fees and transaction costs	—	(136)
Total long-term loans	—	9,878
Total finance leases	—	551
Total long-term debt and finance lease obligations	—	10,429
Less: Current portion of long-term debt and finance lease obligations	—	(4,287)
Long-term portion of long-term debt and finance lease obligations	—	6,142

On April 24, 2015, the Company repaid the Term loan and the Loan from IQ with the proceeds of the Revolving Facility described below.

On April 24, 2015, the Company entered into a credit agreement (the ‘‘Credit Agreement’’) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a three-year revolving term facility in the principal amount of $20,000 (which the Company refers to as the Revolving Facility) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

On June 11, 2015, immediately following the IPO, the advances under the Revolving Facility and the loan from controlling shareholder were fully repaid using proceeds from the offering and cash on hand. As at August 1, 2015, the Company did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects the Company to certain coverage ratios. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at August 1, 2015, the bank’s prime rate was 2.7% [July 26, 2014 — 3.0%] and the bank’s U.S base rate was 3.75%.

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37.5 million, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at August 1, 2015, the Company was in compliance with these convenants.

10. MANDATORILY REDEEMABLE PREFERENCE SHARES

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Series A, A-1 and A-2 preferred shares were converted into common shares. The conversion of the outstanding Series A, A-1 and A-2 preferred shares converted into common shares on a 1-for-1.6045, 1-for-1.6 and 1-for 1.6 basis, respectively, resulted in the issuance of 8,128,805 commons shares.

Subsequently, the financial derivative liability embedded in the Series A, A-1 and A-2 preferred shares was converted into equity, and the Company amended its articles to remove the Series A, A-1 and A-2 preferred shares from its authorized capital.

As at August 1, 2015, there were no Series A, Series A-1 and Series A-2 preferred shares in issuance:

	August 1, 2015 $	January 31, 2015 $
— Series A preferred shares [2014 — 4,003,724]	—	18,500
— Series A-1 preferred shares [2014 — 912,689]	—	8,260
— Series A-2 preferred shares [2014 — 152,880]	—	1,882
Series A, A-1 and A-2 preferred shares at issuance	—	28,642
Less: Portion attributable to financial derivative liability at issuance	—	(4,029)
Portion attributable to non-derivative liability at issuance	—	24,613

Series A, A-1 and A-2 redeemable preferred shares at the option of the holder

Prior to the Company’s IPO, the Series A, A-1, and A-2 redeemable preferred shares liability were being accreted to their nominal value, reflecting accumulated and accrued dividends, using the effective interest rate method. For the three and six-month periods ended August 1, 2015, the accretion on preferred shares was for $87 and $401, respectively [July 26, 2014 — $252 and $454].

	August 1, 2015 $	January 31, 2015 $
Shares issued and paid
4,003,724 Series A preferred shares	17,955	17,424
912,689 Series A-1 preferred shares	6,942	6,441
152,880 Series A-2 preferred shares	1,689	1,677
Accrued dividends	3,130	2,692
Accretion for the period	401	1,044
Less: unamortized financing fees	(471)	(510)
Less: conversion of Series A, A-1 and A-2 preferred shares to 8,128,805 common shares	(29,646)	—
Balance, end of period	—	28,768

Financial derivative liability

On June 10, 2015, at the date of conversion of the Series A, A-1 and A-2 preferred shares, the financial derivative liability was increased to reflect the fair market value of the common shares issued of $157,301. For the three and six-month periods ended August 1, 2015, the changes in the carrying value of the financial derivative liability embedded in preferred shares were $50,169 and $140,874, respectively, recorded as a loss in the consolidated statements of loss and comprehensive loss. Upon conversion of the Series A, A-1 and A-2 preferred shares into common shares, the carrying value of the total financial derivative liability was recorded as share capital.

In conducting the valuations, the Company used a methodology that is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As at January 31, 2015, the enterprise value inputs associated with the Company’s valuations were derived using the income and market approaches. The income approach estimates the enterprise value of the Company by discounting the expected future cash flows of the Company to present value. Under the market approach, the total enterprise value of the Company is estimated by comparing the Company’s business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. As at June 10, 2015, in connection with the expected IPO, the enterprise value inputs were derived using the market approach. The Company has selected valuation multiples derived from trading multiples of public companies that participate in the Company’s industry. These valuation multiples were then applied to the equivalent financial metric of the Company’s business, giving consideration to differences between the Company and similar companies for such factors as company size, leverage, and growth prospects.

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

	June 10, 2015	January 31, 2015
Risk-free interest rate	1.00%	1.15%
Expected volatility	31%	31%
Expected dividend yield	0%	0%
Underlying value of common shares	$23.25	$8.54
Probability of an IPO occurring	100%	95%
Probability of a mandatory conversion upon an IPO prior to April 3, 2017	100%	95%

In accordance with the Company’s accounting policy on derivative financial instruments, the financial derivative liability embedded in the Company’s Series A, A-1 and A-2 preferred shares were separated from the debt host contract at issuance at fair value. The derivative was then revalued at each reporting date.

	for the six months ended August 1, 2015 $	for the year ended January 31, 2015 $
Balance, beginning of period	16,427	14,024
New issuances	—	2,023
Net change in fair value	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of period	—	16,427

11. SHARE CAPITAL

Authorized

On June 10, 2015, the Company completed the closing of its initial public offering (the “IPO”).

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Junior, Series A, A-1 and A-2 preferred shares (note 10) were converted into common shares.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79,370. Share issuance costs amounted to $10,548 less a future tax benefit of $2,800.

On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

Issued and outstanding

	August 1, 2015 $	January 31, 2015 $
— Junior preferred shares [2014 — 7,441,341]	—	—
23,969,972 Common Shares, voting [2014 — 52,022]	259,153	40
— Class AA common shares [2014 — 80,000]	—	345
	259,153	385

During the three and six-month periods ended August 1, 2015, 66,000 and 388,739 stock options were exercised for common shares, for a cash settlement of $59 and $59, respectively, and a non-cash settlement of $16 and $141, respectively.

Stock-based compensation

The fair value of options granted was estimated using the Black Scholes option pricing model, using the following assumptions:

	for the six months ended August 1, 2015	for the year ended January 31, 2015
Risk-free interest rate	1.15%	1.15% - 1.50%
Expected volatility	31%	31% - 39%
Expected option life	3.65 years	3.65 - 7 years
Expected dividend yield	0%	0%
Fair value per option granted	$15.64	$1.06 - $2.24

A summary of the status of the Plan and changes during the year is presented below. Expected volatility was estimated using implied and historical volatility of similar companies whose share prices were publicly available.

	for the six months ended August 1, 2015		for the six months ended July 26, 2014
	Options outstanding #	Weighted average exercise price $	Options outstanding #	Weighted average exercise price $
Beginning of period	2,905,648	2.06	2,264,688	0.74
Issued	12,000	15.63	1,023,719	3.97
Exercised	(380,739)	0.79	(52,022)	0.77
Cancelled/expired	(275,529)	0.77	(52,022)	0.77
Forfeitures	(62,000)	3.23	(452,184)	0.77
Outstanding at end of period	2,199,380	2.86	2,732,179	1.71
Exercisable, end of period	969,532	1.93	1,146,652	0.87

During the three and six-month periods ended August 1, 2015, the Company recognized a stock-based compensation expense of $493 and $818, respectively [July 26, 2014 - $162 and $281] and a stock-based compensation expense related to a cashless exercise by optionees of nil and $4,052, respectively [July 26, 2014 - $nil and $nil].

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

On March 31, 2015, the Company granted the issuance of 235,120 restricted stock units.

12. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year. The statutory income tax rate for the three and six-month periods ended August 1, 2015 was 26.5% [July 26, 2014 — 26.5%]. The Company’s effective income tax rate for the three and six-month periods ended August 1, 2015 was 0.6% and 0.6%, respectively [July 26, 2014 — (5.3%) and (262.8%)].

As at August 1, 2015, the Company’s U.S. subsidiary has accumulated losses amounting to US$5.2 million [US$5.8 million for January 31, 2015], which expire during the years 2032 to 2034.

13. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	for the three months ended		for the six months ended
	August 1, 2015 $	July 26, 2014 $	August 1, 2015 $	July 26, 2014 $
Wages, salaries and employee benefits	11,702	8,925	23,029	17,367
Depreciation of property, plant and equipment	1,350	1,040	2,648	2,090
Amortization of intangible assets	142	147	265	286
Loss on disposal of assets	292	—	292	—
Recovery for onerous contract	(191)	—	(265)	—
Stock-based compensation expense	493	162	818	281
Stock-based compensation expense related to cashless exercise	—	—	4,052	—
Other selling, general and administration	4,431	3,502	8,423	7,039
	18,219	13,776	39,262	27,063

14. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted EPS computations:

	for the three months ended		for the six months ended
	August 1, 2015 $	July 26, 2014 $	August 1, 2015 $	July 26, 2014 $
Net loss for basic and fully diluted EPS	(52,088)	(2,688)	(145,314)	(1,248)

Weighted average number of shares outstanding — basic and fully diluted	19,057,409	11,958,314	15,536,182	11,958,168

As a result of the net loss during the three and six-month periods ended August 1, 2015 and July 26, 2014, the stock options and restricted stock units disclosed in Note 11 and the Series A, Series A-1 and Series A-2 preferred shares disclosed in Note 10 are anti-dilutive.

15. RELATED PARTY DISCLOSURES

During the three and six-month periods ended August 1, 2015, the Company occupied and paid rent on a property leased from a Company controlled by the controlling shareholder amounting to $6 and $38, respectively [July 26, 2014 — $56 and $111].

Additionally, during the three and six-month periods ended August 1, 2015, interest was incurred on the controlling shareholder loan amounting to $15 and $48, respectively [July 26, 2014 — $52 and $126] of which $48 was paid on June 11, 2015 [July 26, 2014 — $nil].

For the three and six-month periods ended August 1, 2015, dividends on Series A, A-1 and A-2 preferred shares were accrued for $116 and $438, respectively [July 26, 2014 — $288 and $536]. As well, the Company paid $8 and $21 for the three and six-month period ended August 1, 2015, respectively [July 26, 2014 — $17 and $35] for air travel services to a company associated with a shareholder. The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

16. SEGMENT INFORMATION

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

For management purposes, the Company’s sales are as follows:

	for the three months ended		for the six months ended
	August 1, 2015 $	July 26, 2014 $	August 1, 2015 $	July 26, 2014 $
Tea	21,003	16,012	45,647	35,118
Tea accessories	7,911	5,566	15,153	11,042
Food and beverages	3,867	3,300	7,825	6,516
	32,781	24,878	68,625	52,676

Non-current assets by country are as follows:

	for the six months ended
	August 1, 2015 $	July 26, 2014 $
Canada	33,505	26,446
US	11,070	5,262
Total	44,575	31,708

Gross profit per country is as follows:

	for the three months ended August 1, 2015			for the six months ended August 1, 2015
	Canada $	US $	Consolidated $	Canada $	US $	Consolidated $
Sales	28,595	4,186	32,781	60,398	8,227	68,625
Cost of sales	14,202	2,529	16,731	28,614	4,872	33,486
Gross profit, before unallocated items	14,393	1,657	16,050	31,784	3,355	35,139
Selling, general and administration expenses			18,219			39,262
Finance costs			222			1,014
Finance income			(72)			(123)
Gain on derivative financial instruments			(164)			(164)
Accretion of preferred shares			87			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			50,169			140,874
Provision for income tax (recovery)			(323)			(811)
Net loss			(52,088)			(145,314)

	for the three months ended July 26, 2014			for the six months ended July 26, 2014
	Canada $	US $	Consolidated $	Canada $	US $	Consolidated $
Sales	22,545	2,333	24,878	47,938	4,738	52,676
Cost of sales	10,659	1,534	12,193	21,387	2,884	24,271
Gross profit, before unallocated items	11,886	799	12,685	26,551	1,854	28,405
Selling, general and administration expenses			13,776			27,063
Finance costs			583			1,157
Finance income			(44)			(87)
Accretion of preferred shares			252			454
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			671			162
Provision for income tax			135			904
Net loss			(2,688)			(1,248)

17. FINANCIAL RISK MANAGEMENT

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

The Company’s foreign exchange exposure is as follows:

	August 1, 2015 $	January 31, 2015 $
Cash	1,614	399
Accounts receivable	1,742	206
Accounts payable	2,596	2,460

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

During the quarter, in order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company entered into forward contracts to fix the exchange rate of a portion of its expected U.S. dollar requirements. The contracts matched with anticipated foreign currency purchases, with the exception of contracts of $2.0 million, which are recorded as a $0.2 million gain on derivative financial instruments in the consolidated statement of loss.

Their nominal and contract values as at August 1, 2015 are as follows:

	Average contractual exchange rate	Nominal foreign currency value	Contract value	Term	Unrecognized gain
Purchase contracts
U.S. dollar	1.2275	24,250	29,767	August 2015 to December 2015	1,849

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will always have sufficient liquidity to meet liabilities when due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its accounts payable and accrued liabilities.

As at August 1, 2015, the Company had $62,733 in cash. In addition, as outlined in note 9, the Company had a Revolving Facility of $20,000, of which $nil was drawn as at August 1, 2015. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, the Revolving Facility (note 9) and cash.

The Company expects that its trade and other payables will be discharged within 90 days.

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

	August 1, 2015		January 31, 2015
	Carrying value $	Fair value $	Carrying value $	Fair value $
Financial liabilities
Long-term debt	—	—	9,878	9,878
Loan from shareholder	—	—	2,952	2,952
Preferred shares — Series A, A-1 and A-2 and dividends	—	—	28,768	31,334
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	—	—	16,427	16,427

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

There were no significant transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy for the three and six-month periods ended August 1, 2015 and for the year ended January 31, 2015.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the three and six-month periods ended August 1, 2015 and for the year ended January 31, 2015:

	Fair value of Level 3 financial instruments
	August 1, 2015 $	January 31, 2015 $
Balance, beginning of the period	16,427	14,024
Addition through issuance of preferred shares Series A-1 and Series A-2	—	2,023
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of period	—	16,427

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

Overview

We are a fast-growing branded beverage company, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts and accessories through 165 DAVIDsTEA stores, as of August 1, 2015, and our website, davidstea.com. We sell our products exclusively through our retail and online channels. By continually offering new products and refining our blending techniques to enhance existing teas, we believe we bring new customers into the category and drive the frequency of visits to our stores and website among existing customers. We bring newness and capitalize on our product development capabilities with approximately 30 new blends each year that we rotate into our offering on a continuous basis.

Compared to the 2nd quarter of fiscal 2014, we grew our sales from $24.9 million to $32.8 million, representing growth of 31.7% over the prior year. We added 35 net new stores, increasing our store base from 130 to 165 stores, representing growth of 26.9%. Our Adjusted EBITDA decreased from $0.5 million to $0.2 million. Our cash flow from operating activity increased from $(2.0) million to $0.1 million due primarily to improvement in working capital and non-cash items. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to $10.5 million less a future tax benefit of $2.8 million.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	for the three months ended		for the six months ended
(in thousands, except store data)	August 1, 2015	July 26, 2014	August 1, 2015	July 26, 2014
Consolidated Statement of Loss Data:
Sales	$32,781	$24,878	$68,625	$52,676
Cost of goods sold	16,731	12,193	33,486	24,271
Gross profit	16,050	12,685	35,139	28,405
Selling, general and administration expenses	18,219	13,776	39,262	27,063
Results from operating activities	(2,169)	(1,091)	(4,123)	1,342
Finance costs	222	583	1,014	1,157
Finance income	(72)	(44)	(123)	(87)
Gain on derivative financial instruments	(164)	—	(164)	—
Accretion of preferred shares	87	252	401	454
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	50,169	671	140,874	162
Loss before income taxes	(52,411)	(2,553)	(146,125)	(344)
Provision for income tax (recovery)	(323)	135	(811)	904
Net loss	$(52,088)	$(2,688)	$(145,314)	$(1,248)
Percentage of Sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	51.0%	49.0%	48.8%	46.1%
Gross profit	49.0%	51.0%	51.2%	53.9%
Selling, general and administration expenses	55.6%	55.4%	57.2%	51.4%
Results from operating activities	(6.6)%	(4.4)%	(6.0)%	2.5%
Finance costs	0.7%	2.3%	1.5%	2.2%
Finance income	(0.2)%	(0.1)%	(0.2)%	(0.2)%
Gain on derivative financial instruments	(0.5)%	—	(0.2)%	—
Accretion of preferred shares	0.3%	1.0%	0.6%	0.9%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	153.0%	2.7%	205.3%	0.3%
Loss before income taxes	(159.9)%	(10.3)%	(212.9)%	(0.7)%
Provision for income tax (recovery)	(1.0)%	0.5%	(1.2)%	1.7%
Net loss	(158.9)%	(10.8)%	(211.8)%	(2.4)%
Other financial and operations data:
Adjusted EBITDA	$201	$533	$4,169	$4,419
Adjusted EBITDA as a percentage of sales	0.6%	2.1%	6.1%	8.4%
Number of stores at end of period	165	130	165	130
Comparable sales growth for period (1)	6.9%	18.8%	6.6%	14.9%

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

The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

	for the three months ended		for the six months ended
(in thousands)	August 1, 2015	July 26, 2014	August 1, 2015	July 26, 2014
Net loss	(52,088)	(2,688)	(145,314)	(1,248)
Finance costs	222	583	1,014	1,157
Finance income	(72)	(44)	(123)	(87)
Depreciation and amortization	1,492	1,187	2,913	2,376
Provision for income tax (recovery)	(323)	135	(811)	904
EBITDA	$(50,769)	$(827)	$(142,321)	$3,102
Additional adjustments
Stock-based compensation expense (a)	493	162	818	281
Stock-based compensation expense for cashless exercise (b)	—	—	4,052	—
Onerous contracts (c)	(191)	—	(265)	—
Deferred rent (d)	284	275	482	420
Gain on derivative financial instruments (e)	(164)	—	(164)	—
Loss on disposal of fixed assets (f)	292	—	292	—
Accretion of preferred shares (g)	87	252	401	454
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (h)	50,169	671	140,874	162
Adjusted EBITDA	$201	$533	$4,169	$4,419

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

(e)                                  Represents the non-cash gain on derivative financial instruments.

(f)                                   Represents non-cash costs related to closure of one store due to termination of sub-lease.

(g)                                  Represents non-cash accretion expense on our preferred shares. In connection with the completion of our initial public offering on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(h)                                 Represents provision for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with the completion of our initial public offering, this liability was converted into equity, which are reflected in our results for the quarter ended August 1, 2015.

Three Months Ended August 1, 2015 Compared to Three Months Ended July 26, 2014

Sales.  Sales for the three months ended August 1, 2015 increased 31.7%, or $7.9 million, to $32.8 million from $24.9 million for the three months ended July 26, 2014, comprising $26.0 million in comparable sales and $6.8 million in non-comparable sales. Comparable sales increased by 6.9% and non-comparable sales increased primarily due to an additional 35 stores opened as at August 1, 2015 as compared to July 26, 2014.

Gross Profit.  Gross profit increased by 26.8%, or $3.4 million, to $16.1 million for the three months ended August 1, 2015 from $12.7 million for the three months ended July 26, 2014. Gross profit as a percentage of sales decreased to 49.0% for the three months ended August 1, 2015 from 51.0% for the three months ended July 26, 2014 due primarily to higher product costs relating to foreign exchange rates.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 31.9%, or $4.4 million, to $18.2 million in fiscal 2014 from $13.8 million for the three months ended July 26, 2014 due primarily to the operations of 165 stores as of August 1, 2015 as compared to 130 stores as of July 26, 2014, the hiring of additional staff to support the growth of the Company and due to the Company’s initial public offering. As a percentage of sales, selling, general and administration expenses increased to 55.6% for the three months ended August 1, 2015 from 55.4% for the three months ended July 26, 2014 due primarily to costs incurred as part of the Company’s public company costs.

Finance Costs.  Finance costs decreased by $0.4 million, or 66.7%, to $0.2 million for the three months ended August 1, 2015 from $0.6 million for the three months ended July 26, 2014 as a result of the repayment of the term loans, Shareholder Loan and Revolving Facility and lower accrued dividends due to the conversion of Series A, A-1 and A-2 Preferred shares, during the three months ended August 1, 2015.

Provision for Income Taxes (recovery).  Provision for income taxes (recovery) decreased $0.4 million, to ($0.3) million for the three months ended August 1, 2015 from $0.1 million for the three months ended July 26, 2014. The decrease in the provision for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 0.6% and (5.3)% for the three months ended August 1, 2015 and July 26, 2014, respectively. The effective tax rate slightly decreased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares, which is not tax deductible.

Six Months Ended August 1, 2015 Compared to Six Months Ended July 26, 2014

Sales.  Sales for the six months ended August 1, 2015 increased 30.2%, or $15.9 million, to $68.6 million from $52.7 million for the six months ended July 26, 2014, comprising $54.9 million in comparable sales and $13.7 million in non-comparable sales. Comparable sales increased by 6.6% and non-comparable sales increased primarily due to an additional 35 stores opened as at August 1, 2015 as compared to July 26, 2014.

Gross Profit.  Gross profit increased by 23.6%, or $6.7 million, to $35.1 million for the six months ended August 1, 2015 from $28.4 million for the six months ended July 26, 2014. Gross profit as a percentage of sales decreased to 51.2% for the six months ended August 1, 2015 from 53.9% for the six months ended July 26, 2014 due primarily to higher product costs relating to foreign exchange rates, as well due to investments in supply chain.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 45.0%, or $12.2 million, to $39.3 million in fiscal 2014 from $27.1 million for the six months ended July 26, 2014 due primarily to the operations of 165 stores as of August 1, 2015 as compared to 130 stores as of July 26, 2014, the hiring of additional staff to support the growth of the Company and stock-based compensation expense related to cashless exercise.  As a percentage of sales, selling, general and administration expenses increased to 57.2% for the six months ended August 1, 2015 from 51.4% for the six months ended July 26, 2014 due primarily to stock-based compensation expense related to cashless exercise. Excluding the impact of stock-based compensation related to cashless exercise, selling, general and administration expenses increased 29.9%, to $34.9 million for the six months ended August 1, 2015 from $27.1 million for the six months ended July 26, 2014. As a percentage of sales, selling, general and administration expenses excluding the impact of the stock-based compensation related to cashless exercise decreased to 50.9% from 51.4%.

Finance Costs.  Finance costs decreased by $0.2 million, or 16.7%, to $1.0 million for the six months ended August 1, 2015 from $1.2 million for the six months ended July 26, 2014 as a result of a decrease in interest due to the repayment of the term loans, Shareholder Loan and Revolving Facility and due to the conversion of the Series A-1 and A-2 Preferred Shares to common shares.

Provision for Income Taxes (recovery).  Provision (recovery) for income taxes decreased by $1.7 million, to ($0.8) million for the six months ended August 1, 2015 from $0.9 million for the six months ended July 26, 2014. The decrease in the provision for income taxes was due primarily to stock-based compensation expense related to cashless exercise during the quarter. Our effective tax rates were 0.6% and (262.8)% for the six months ended August 1, 2015 and July 26, 2014, respectively. The effective tax rate decreased primarily as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares, which is not tax deductible.

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

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to $10.5 million less a future tax benefit of $2.8 million.

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility, together with the proceeds from our public offering, will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	for the three months ended		for the six months ended
(in thousands)	August 1, 2015	July 26, 2014	August 1, 2015	July 26, 2014
Cash flows provided by (used in):
Operating activities	$112	$(2,014)	$(6,545)	$(2,576)
Investing activities	(3,590)	(1,699)	(5,698)	(2,871)
Financing activities	56,433	127	55,192	1,847
Increases (decreases) in cash	$52,955	$(3,586)	$42,949	$(3,600)

Cash Flows Related to Operating Activities

Net cash provided by operating activities increased to $0.1 million for the three months ended August 1, 2015 from ($2.0) million for the three months ended July 26, 2014. The increase in the cash flows are due primarily to improvement in working capital and non-cash items.

Net cash provided by operating activities decreased to ($6.5) million for the six months ended August 1, 2015 from ($2.6) million for the six months ended July 26, 2014. The decrease in the cash flows are due primarily to stock-based compensation expense related to the cashless exercise of employee stock options.

Cash Flows Related to Investing Activities

Capital expenditures increased $1.9 million, to $3.6 million for the three months ended August 1, 2015, from $1.7 million for the three months ended July 26, 2014. This increase was due primarily to the number of new store build-outs. We opened 4 net new stores for the three months ended August 1, 2015 compared to 4 new stores for the three months ended July 26, 2014.

Capital expenditures increased $2.8 million, to $5.7 million for the six months ended August 1, 2015, from $2.9 million for the six months ended July 26, 2014. This increase was due primarily to the number of new store build-outs. We opened 11 net new stores for the six months ended August 1, 2015 compared to 6 new stores for the six months ended July 26, 2014.

Cash Flows Related to Financing Activities

Cash flows from financing activities consist primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

Net cash provided by financing activities increased by $56.3 million to $56.4 million for the three months ended August 1, 2015 from $0.1 million for the three months ended July 26, 2014 due to our initial public offering for a total gross consideration of $79.4 million, net of fees as well as the repayment of the long-term debt and loan from controlling shareholder during the three months ended August 1, 2015.

Net cash provided by financing activities increased by $53.4 million to $55.2 million for the six months ended August 1, 2015 from $1.8 million for the six months ended July 26, 2014 due to our intial public offering for a total gross consideration of $79.4 million, net of fees as well as the repayment of the long-term debt and loan from controlling shareholder during the six months ended August 1, 2015.

Credit Facility with Bank of Montreal

The Credit Agreement provides for a three-year revolving term facility in the principal amount of $20.0 million (which we refers to as the Revolving Facility) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the three-year term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million.

On June 11, 2015, immediately following the IPO, we fully repaid the advances under the Revolving Facility using proceeds from the offering and cash on hand. As at August 1, 2015, we did not have any borrowings on the Revolving Facility.

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

The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at August 1, 2015, we are in compliance with these covenants.

Term Loan with Rainy Day Investments Ltd.

On June 11, 2015, immediately following the IPO, we fully repaid the term loan with Rainy Day Investments Ltd. using proceeds from the offering and cash on hand. As at August 1, 2015, we did not have any borrowings on term loan with Rainy Day Investments Ltd.

Conversion Feature of our Preferred Shares

We account for the conversion feature of our preferred shares as an embedded derivative, which feature is a separate right from the right to redeem the preferred shares for cash after April 3, 2017. A conversion of the preferred shares would be satisfied by delivery of common shares at the then-current conversion ratio. On June 10, 2015, at the date of conversion of the Series A, A-1 and A-2 preferred shares, the liability recorded for these shares and the related financial derivative liability was increased to the fair market value of the common shares issued on that date. As at June 10, 2015, we had $157.3 million liability attributable to this embedded derivative.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 4 to our consolidated financial statements for the year ended January 31, 2015 included in our prospectus filed on June 4, 2015. There have been no material changes to the critical accounting policies and estimates since January 31, 2015, with the exception of the estimation related to the embedded derivative liability, which was settled June 10, 2015.

Recently Issued Accounting Standards

There were no new accounting standards implemented during the three and six-month periods ended August 1, 2015.

IFRS 9, “Financial Instruments”, partially replaces the requirements of IAS 39, “Financial Instruments: Recognition and Measurement”. This standard is the first step in the project to replace IAS 39. The IASB intends to expand IFRS 9 to add new requirements for the classification and measurement of financial liabilities, derecognition of financial instruments, impairment and hedge accounting to become a complete replacement of IAS 39. These changes are applicable for annual periods beginning on or after January 1, 2018, with earlier application permitted. We have not yet assessed the future impact of this new standard on the consolidated financial statements.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts,” and IAS 18, “Revenue,” as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. We are currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our prospectus relating to our initial public offering filed on June 8, 2015.

During the quarter, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts to fix the exchange rate of our expected August 2015 to December 2015 U.S. dollar purchases.

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

Item 2.   Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

The following information regarding unregistered securities sold from January 31, 2015 to August 1, 2015 reflects our 1.6-for-1 split on common shares and Class AA common shares, which was effected on May 21, 2015. There were no unregistered shares issued during the second quarter of 2015.

From January 31, 2015 to August 1, 2015, we granted 235,120 restricted stock units to certain of our executive officers and employees under our Amended and Restated Equity Incentive Plan. These grants were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

From January 31, 2015 through August 1, 2015, we issued and sold an aggregate of 322,739 shares of our common stock upon exercise of options issued under our Amended and Restated Equity Incentive Plan, with a weighted-average exercise price of $0.77 per share, for an aggregate purchase price of $0.5 million, which was paid by means of forfeiture by our employees shares subject to the option award. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act.

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

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: September 9, 2015	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer