Form 10-Q
period 2015-10-31
DAVIDsTEA Inc.
filed 2015-12-10
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2015.

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

As of December 10, 2015, 23,991,972 common shares of the registrant were outstanding.

DAVIDsTEA Inc.

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers, although the Company is not required to do so.

In this quarterly report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CND$,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On December 4, 2015, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.3364.

Part I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at October 31, 2015 $	As at January 31, 2015 $

ASSETS	[Note 9]
Current
Cash		48,251	19,784
Accounts and other receivables		3,453	2,355
Inventories	[Note 5]	27,176	12,517
Income tax receivable		3,670	852
Prepaid expenses and deposits		4,688	3,050
Derivative financial instruments	[Note 17]	783	—
Total current assets		88,021	38,558
Property and equipment	[Note 6]	43,844	35,621
Intangible assets	[Note 7]	2,201	1,669
Deferred income taxes		4,521	3,212
Total assets		138,587	79,060
LIABILITIES AND EQUITY/(DEFICIENCY)
Current
Trade and other payables		15,727	12,441
Deferred revenue		2,279	2,634
Income taxes payable		—	87
Current portion of provisions	[Note 8]	35	258
Current portion of long-term debt and finance lease obligations	[Note 9]	—	4,287
Total current liabilities		18,041	19,707
Deferred rent and lease inducements		5,530	4,137
Provisions	[Note 8]	594	616
Long-term debt and finance lease obligations	[Note 9]	—	6,142
Deferred income taxes		—	357
Loan from the controlling shareholder	[Note 9]	—	2,952
Preferred shares — Series A, A-1 and A-2	[Note 10]	—	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	[Note 10]	—	16,427
Total liabilities		24,165	79,106
Equity/(Deficiency)
Share capital	[Note 11]	259,115	385
Contributed surplus		2,539	1,412
Deficit		(150,314)	(4,129)
Accumulated other comprehensive income		3,082	2,286
Total Equity/(Deficiency)		114,422	(46)
		138,587	79,060

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

AND COMPREHENSIVE INCOME/(LOSS)

[Unaudited and in thousands of Canadian dollars, except share information]

		for the three months ended		for the nine months ended
		October 31, 2015 $	October 25, 2014 $	October 31, 2015 $	October 25, 2014 $
					[restated]
Sales	[Note 16]	36,305	27,439	104,930	80,115
Cost of sales		18,283	13,064	51,769	37,335
Gross profit		18,022	14,375	53,161	42,780
Selling, general and administration expenses	[Note 13]	18,888	17,226	58,150	44,289
Results from operating activities		(866)	(2,851)	(4,989)	(1,509)
Finance costs		17	581	1,031	1,738
Finance income		(108)	(27)	(231)	(114)
Loss on derivative financial instruments	[Note 17]	164	—	—	—
Accretion of preferred shares	[Note 10]	—	300	401	754
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 10]	—	(3,855)	140,874	(3,693)
IPO related costs		—	35	—	35
Settlement cost related to former option holder		—	520	—	520
Loss before income taxes		(939)	(405)	(147,064)	(749)
Provision for income tax/(recovery)	[Note 12]	(68)	(177)	(879)	727
Net loss		(871)	(228)	(146,185)	(1,476)
Other comprehensive income/(loss)
Items that are or may be reclassified subsequently to income:
Change in fair value of derivative financial instruments	[Note 17]	45	—	1,894	—
Realized forward exchange contracts reclassified to inventory		(1,111)	—	(1,111)	—
Provision for income tax on comprehensive income		(12)	—	(546)	—
Provision for income tax recovery on comprehensive income		338	—	338	—
Cumulative translation adjustment		(20)	309	221	136
		(760)	309	796	136
Comprehensive income/(loss)		(1,631)	81	(145,389)	(1,340)
Loss per share
Basic	[Note 14]	(0.04)	(0.02)	(7.91)	(0.12)
Fully diluted	[Note 14]	(0.04)	(0.02)	(7.91)	(0.12)
Weighted average number of shares outstanding
— basic	[Note 14]	23,977,040	12,024,835	18,360,119	11,965,521
— fully diluted	[Note 14]	23,977,040	12,024,835	18,360,119	11,965,521

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	for the three months ended		for the nine months ended
	October 31, 2015 $	October 25, 2014 $	October 31, 2015 $	October 25, 2014 $
				[restated]
OPERATING ACTIVITIES
Net loss	(871)	(228)	(146,185)	(1,476)
Items not affecting cash:
Depreciation of property and equipment	1,445	1,410	4,093	3,500
Amortization of intangible assets	168	148	433	434
Loss on disposal of property and equipment	—	—	292	—
Impairment of property and equipment	—	1,301	—	1,301
Loss on derivative financial instruments	164	—	—	—
Deferred rent	333	170	815	590
Provision/(Recovery) for onerous contracts	—	529	(265)	529
Stock-based compensation expense	458	296	1,276	577
Settlement cost related to former option holder	—	345	—	345
Amortization of financing fees	—	44	176	128
Accretion of preferred shares	—	300	401	754
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	(3,855)	140,874	(3,693)
Deferred income taxes	323	174	1,011	35
	2,020	634	2,921	3,024
Net change in other non-cash working capital balances related to operations	(8,764)	(3,007)	(16,210)	(7,973)
Cash flows related to operating activities	(6,744)	(2,373)	(13,289)	(4,949)
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	(79)	(552)	(234)
Proceeds of long-term debt	—	—	9,996	—
Repayment of long-term debt	—	(740)	(20,010)	(2,220)
Repayment of loan from controlling shareholder	—	—	(2,952)	—
Issuance of common shares pursuant to exercise of stock options	27	—	86	40
Issuance of Series A, A-1 and A-2 preferred shares	—	—	—	3,554
Gross proceeds of initial public offering	—	—	79,370	—
Issuance costs paid on initial public offering	(72)	—	(10,620)	—
Financing fees	(15)	(25)	(186)	(137)
Cash flows related to financing activities	(60)	(844)	55,132	1,003
INVESTING ACTIVITIES
Additions to property and equipment	(7,385)	(6,259)	(12,415)	(8,810)
Additions to intangible assets	(293)	(273)	(961)	(593)
Cash flows related to investing activities	(7,678)	(6,532)	(13,376)	(9,403)
Increase (decrease) in cash	(14,482)	(9,749)	28,467	(13,349)
Cash, beginning of period	62,733	11,750	19,784	15,350
Cash, end of period	48,251	2,001	48,251	2,001
Supplemental Information
Cash paid for
Interest	13	292	335	703
Income taxes	386	733	1,642	3,280
Cash received for
Interest	136	26	231	114
Income taxes	589	—	612	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY/(DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

	Share Capital $	Contributed Surplus $	Deficit $	Accumulated Other Comprehensive Income $	Total Equity/ (Deficiency) $
Balance, January 25, 2014 (restated)	—	465	(10,583)	811	(9,307)
Net loss for the nine months ended October 25, 2014	—	—	(1,476)	—	(1,476)
Other comprehensive income	—	—	—	136	136
Total comprehensive income/(loss)	—	—	(1,476)	136	(1,340)
Issuance of subordinate voting shares upon exercise of options	40	—	—	—	40
Issuance of subordinate voting shares upon settlement	345	—	—	—	345
Stock-based compensation	—	577	—	—	577
Balance, October 25, 2014 (restated)	385	1,042	(12,059)	947	(9,685)

Balance, January 31, 2015	385	1,412	(4,129)	2,286	(46)
Net loss for the nine months ended October 31, 2015	—	—	(146,185)	—	(146,185)
Other comprehensive income	—	—	—	796	796
Total comprehensive income (loss)	—	—	(146,185)	796	(145,389)
Issuance of subordinate voting shares upon exercise of options	125	(125)	—	—	—
Issuance of common shares	110	(24)	—	—	86
Proceeds on initial public offering	79,370	—	—	—	79,370
Issue costs on initial public offering (net of future tax benefit)	(7,822)	—	—	—	(7,822)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	186,947
Stock-based compensation	—	1,276	—	—	1,276
Balance, October 31, 2015	259,115	2,539	(150,314)	3,082	114,422

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 31, 2015 and October 25, 2014 [Unaudited]

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary [collectively, the “Company”] for the three and nine-month periods ended October 31, 2015 were authorized for issue in accordance with a resolution of the Board of Directors on December 10, 2015. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Stock Market under the symbol “DTEA”. The registered office is located in Montréal, Québec, Canada.

The Company is engaged in the retail sale of tea and tea-related products in Canada and in the United States. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. Sales fluctuate from quarter to quarter. Retail sales are traditionally higher in the fourth fiscal quarter due to the holiday season.

2. statement of compliance and BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited annual consolidated financial statements for the year ended January 31, 2015, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented.

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

Basis of consolidation

The unaudited condensed interim consolidated financial statements include the accounts of the Company and its wholly-owned U.S. subsidiary, DAVIDsTEA (USA) Inc. The unaudited condensed interim financial statements of the subsidiary are prepared for the same reporting period as the parent company, using consistent accounting policies. All intercompany transactions, balances and unrealized gains or losses have been eliminated. The Company has no interests in special purpose entities.

3. SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 4 of the annual consolidated financial statements for the year ended January 31, 2015, except for the stock-based compensation policy, which reflects the issuance of Restricted Share Units (“RSUs”), and the hedging policy.

Under the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”), selected employees are granted RSUs where each RSU has a value equal to one common share. The compensation expense is recorded at the fair value of the Company’s common shares at the grant date over the vesting period (generally three years) with a corresponding credit to contributed surplus for equity-settled RSUs and a corresponding credit to a liability for cash-settled RSUs. RSUs may be settled in shares, cash, or a combination of cash or shares upon vesting at the discretion of the Company. Cash settled RSUs are revalued at each reporting date to reflect their fair value at that date.

During the nine-month period ended October 31, 2015, the Company entered into foreign exchange forward contracts as described in Note 17. The Company applies hedge accounting for its foreign exchange forward contracts and designates them as cash flow hedges. At the inception of a hedge relationship, the Company formally designates and documents the hedge relationship. Such hedges are expected to be highly effective in achieving offsetting changes in cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the financial reporting periods for which they were designated. In cash flow hedge relationships, the effective portion of the gains or losses on the hedged item is recognized directly in Other Comprehensive Income (“OCI”), while the ineffective portion is recorded in net earnings. The amounts recognized in OCI are reclassified to net earnings when the hedged item affects earnings.

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

There were no new accounting standards implemented during the nine-month period ended October 31, 2015.

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

In preparing these unaudited condensed interim consolidated financial statements, the significant estimates and judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 6 to the audited consolidated financial statements for the year ended January 31, 2015, with the exception of the estimation related to the embedded financial derivative liability, which was settled June 10, 2015.

5. INVENTORIES

	October 31, 2015 $	January 31, 2015 $
Finished goods	23,357	9,664
Finished goods in transit	2,438	2,038
Packaging	1,381	815
	27,176	12,517

For the three and nine-month periods ended October 31, 2015, $(28) and $34, respectively [October 25, 2014 — $(2) and $354, respectively], were written-down/(recovered) as a result of the change in net realizable value relative to the cost of the inventory.

6. PROPERTY AND EQUIPMENT

Depreciation expense is reported in the consolidated statements of loss under selling, general and administration expenses. For the three and nine-month periods ended October 31, 2015, the depreciation expense was $1,445 and $4,093, respectively [October 25, 2014 — $1,410 and $3,500, respectively].

During the three and nine-month periods ended October 25, 2014, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. As a result, an impairment charge of $1,301 was recorded. No impairment of property and equipment was recorded during the three and nine-month periods ended October 31, 2015.

7. INTANGIBLE ASSETS

Amortization expense is reported in the consolidated statements of loss under selling, general and administration expenses. Amortization for the three and nine-month periods ended October 31, 2015 amounted to $168 and $433, respectively [October 25, 2014 —  $148 and $434, respectively].

8. PROVISIONS

	for the nine months ended October 31, 2015 $	for the year ended January 31, 2015 $
Balance, beginning of period	874	—
Arising during the period	—	805
Recovery during the period	(265)	—
Cumulative translation adjustment	20	69
Balance, end of period	629	874
Less: Current portion	(35)	(258)
Long-term portion of provisions	594	616

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

9. LONG-TERM DEBT AND FINANCE LEASE OBLIGATIONS

	October 31, 2015 $	January 31, 2015 $
Term loan	—	5,181
Loan from Investissement Québec [“IQ”]	—	4,833
Less: Unamortized financing fees and transaction costs	—	(136)
Total long-term loans	—	9,878
Total finance leases	—	551
Total long-term debt and finance lease obligations	—	10,429
Less: Current portion of long-term debt and finance lease obligations	—	(4,287)
Long-term portion of long-term debt and finance lease obligations	—	6,142

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

On June 11, 2015, immediately following the Company’s initial public offering (“IPO”), the advances under the Revolving Facility and the loan from controlling shareholder were fully repaid using proceeds from the offering and cash on hand. As at October 31, 2015, the Company did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at October 31, 2015, the bank’s prime rate was 2.7% [October 25, 2014 — 3.0%] and the bank’s U.S base rate was 3.75%.

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37,500, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at October 31, 2015, the Company was in compliance with these convenants.

10. MANDATORILY REDEEMABLE PREFERENCE SHARES

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Series A, A-1 and A-2 preferred shares were converted into common shares. The conversion of the outstanding Series A, A-1 and A-2 preferred shares converted into common shares on a 1-for-1.6045, 1-for-1.6 and 1-for-1.6 basis, respectively, resulted in the issuance of 8,128,805 commons shares.

Subsequently, the financial derivative liability embedded in the Series A, A-1 and A-2 preferred shares was converted into equity, and the Company amended its articles to remove the Series A, A-1 and A-2 preferred shares from its authorized capital.

Series A, A-1 and A-2 redeemable preferred shares at the option of the holder

Prior to the Company’s IPO, the Series A, A-1, and A-2 redeemable preferred shares liability were being accreted to their nominal value, reflecting accumulated and accrued dividends, using the effective interest rate method. For the three and nine-month periods ended October 31, 2015, the accretion on preferred shares was nil and $401, respectively [October 25, 2014 — $300 and $754, respectively].

	October 31, 2015 $	January 31, 2015 $
Shares issued and paid
4,003,724 Series A preferred shares	17,955	17,424
912,689 Series A-1 preferred shares	6,942	6,441
152,880 Series A-2 preferred shares	1,689	1,677
Accrued dividends	3,130	2,692
Accretion for the period	401	1,044
Less: unamortized financing fees	(471)	(510)
Less: conversion of Series A, A-1 and A-2 preferred shares to 8,128,805 common shares	(29,646)	—
Balance, end of period	—	28,768

Financial derivative liability

On June 10, 2015, at the date of conversion of the Series A, A-1 and A-2 preferred shares, the financial derivative liability was increased to reflect the fair market value of the common shares issued of $157,301. For the nine-month period ended October 31, 2015, the changes in the carrying value of the financial derivative liability embedded in preferred shares was $140,874, recorded as a loss in the consolidated statements of loss and comprehensive income/(loss). Upon conversion of the Series A, A-1 and A-2 preferred shares into common shares, the carrying value of the total financial derivative liability was recorded as share capital.

In conducting the valuations, the Company used a methodology that is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation. As at January 31, 2015, the enterprise value inputs associated with the Company’s valuations were derived using the income and market approaches. The income approach estimates the enterprise value of the Company by discounting the expected future cash flows of the Company to present value. Under the market approach, the total enterprise value of the Company is estimated by comparing the Company’s business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. As at June 10, 2015, in connection with the expected IPO, the enterprise value inputs were derived using the market approach. The Company selected valuation multiples derived from trading multiples of public companies that participate in the Company’s industry. These valuation multiples were then applied to the equivalent financial metric of the Company’s business, giving consideration to differences between the Company and similar companies for such factors as company size, leverage, and growth prospects.

The Company prepared financial forecasts to be used in the computation of the enterprise value for the income approach. The financial forecasts took into account the Company’s past experience and future expectations. There was inherent uncertainty in these estimates. The risks associated with achieving the Company’s forecasts were assessed in selecting the appropriate discount rates. If different discount rates had been used, the valuations would have been different.

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

	for the nine months ended October 31, 2015 $	for the year ended January 31, 2015 $
Balance, beginning of period	16,427	14,024
New issuances	—	2,023
Net change in fair value	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of period	—	16,427

11. SHARE CAPITAL

Authorized

On June 10, 2015, the Company completed the closing of its initial public offering (the “IPO”).

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Junior, Series A, A-1 and A-2 preferred shares (note 10) were converted into common shares.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79,370. Share issuance costs amounted to $10,620 less a future tax benefit of $2,798.

On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

Issued and outstanding

	October 31, 2015 $	January 31, 2015 $
— Junior preferred shares [2014 — 7,441,341]	—	—
23,991,972 Common Shares, voting [2014 — 52,022]	259,115	40
— Class AA common shares [2014 — 80,000]	—	345
	259,115	385

During the three and nine-month periods ended October 31, 2015, 22,000 and 402,739 stock options were exercised for common shares, for a cash settlement of $27 and $86, respectively [October 25, 2014 — nil and $40, respectively].

Stock-based compensation

The weighted average fair value of options granted of $4.76 for the nine months ended October 31, 2015 [for the year ended January 31, 2015 — $2.02] was estimated using the Black Scholes option pricing model, using the following assumptions:

	for the nine months ended October 31, 2015	for the year ended January 31, 2015
Risk-free interest rate	1.15% - 1.53%	1.15% - 1.50%
Expected volatility	31.0% - 36.5%	31% - 39%
Expected option life	3.65 - 4 years	3.65 - 7 years
Expected dividend yield	0%	0%
Exercise price	$15.64-$17.22	$0.77 - $4.31

A summary of the status of the Company’s stock option plan (the “Plan”) and changes during the year is presented below. Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

	for the nine months ended October 31, 2015		for the nine months ended October 25, 2014
	Options outstanding #	Weighted average exercise price $	Options outstanding #	Weighted average exercise price $
Beginning of period	2,905,648	2.06	2,264,688	0.76
Issued	33,000	16.64	1,123,723	3.39
Exercised	(402,739)	0.82	(52,022)	0.77
Cancelled/expired	(275,529)	0.77	(52,022)	0.77
Forfeitures	(70,000)	3.36	(598,242)	0.77
Outstanding at end of period	2,190,380	2.84	2,686,125	1.86
Exercisable, end of period	1,055,692	2.07	1,142,520	0.74

During the three and nine-month periods ended October 31, 2015, the Company recognized a stock-based compensation expense of $458 and $1,276, respectively [October 25, 2014 - $296 and $577, respectively] and a stock-based compensation expense related to a cashless exercise by optionees of nil and $4,052, respectively [October 25, 2014 - nil and nil].

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

The 2015 Omnibus Plan provides for awards of stock options, stock appreciation rights (“SARs”), restricted stock, unrestricted stock, stock units (including restricted stock units, “RSUs”), performance awards, deferred share units, elective deferred share units and other awards convertible into or otherwise based on the Company’s common shares. Eligibility for stock options intended to be ISOs is limited to the Company’s employees. Dividend equivalents may also be provided in connection with an award under the 2015 Omnibus Plan. The maximum term of stock options and SARs is seven years.

On March 31, 2015, the Company granted the issuance of 235,120 RSUs, of which 4,800 were forfeited as at October 31, 2015. Subsequently, the Company issued an additional 23,360 RSUs on October 31, 2015.

As at October 31, 2015, 1,153,320 common shares remain available for issuance under the 2015 Omnibus Plan.

12. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year. The statutory income tax rate for the three and nine-month periods ended October 31, 2015 was 26.5% [October 25, 2014 — 26.5%]. The Company’s effective income tax rate for the three and nine-month periods ended October 31, 2015 was 7.2% and 0.6%, respectively [October 25, 2014 — 43.7% and (97.1)%, respectively].

As at October 31, 2015, the Company’s U.S. subsidiary has accumulated losses amounting to US$4.7 million [US$5.8 million for January 31, 2015], which expire during the years 2032 to 2034.

13. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	for the three months ended		for the nine months ended
	October 31, 2015 $	October 25, 2014 $	October 31, 2015 $	October 25, 2014 $
Wages, salaries and employee benefits	11,940	10,697	34,969	28,064
Depreciation of property, plant and equipment	1,445	1,410	4,093	3,500
Amortization of intangible assets	168	148	433	434
Loss on disposal of assets	—	—	292	—
Impairment of property and equipment	—	1,301	—	1,301
Provision/(Recovery) for onerous contract	—	529	(265)	529
Stock-based compensation expense	458	296	1,276	577
Stock-based compensation expense related to cashless exercise	—	—	4,052	—
Other selling, general and administration	4,877	2,845	13,300	9,884
	18,888	17,226	58,150	44,289

14. EARNINGS PER SHARE

The following reflects the income and share data used in the basic and diluted EPS computations:

	for the three months ended		for the nine months ended
	October 31, 2015 $	October 25, 2014 $	October 31, 2015 $	October 25, 2014 $
Net loss for basic and fully diluted EPS	(871)	(228)	(146,185)	(1,476)

Weighted average number of shares outstanding — basic and fully diluted	23,977,040	12,024,835	18,360,119	11,965,521

As a result of the net loss during the three and nine-month periods ended October 31, 2015 and October 25, 2014, the stock options and restricted stock units disclosed in Note 11 and the Series A, Series A-1 and Series A-2 preferred shares disclosed in Note 10 are anti-dilutive.

15. RELATED PARTY DISCLOSURES

During the three and nine-month periods ended October 31, 2015, the Company occupied and paid rent on a property leased from a Company controlled by the controlling shareholder amounting to $nil and $38, respectively [October 25, 2014 — $32 and $143, respectively].

Additionally, during the three and nine-month periods ended October 31, 2015, interest was incurred on the controlling shareholder loan amounting to nil and $48, respectively [October 25, 2014 — $58 and $184, respectively] of which $48 was paid on June 11, 2015 [October 25, 2014 — nil].

For the three and nine-month periods ended October 31, 2015, dividends on Series A, A-1 and A-2 preferred shares were accrued for nil and $438, respectively [October 25, 2014 — $304 and $840, respectively]. As well, the Company paid $15 and $36 for the three and nine-month period ended October 31, 2015, respectively [October 25, 2014 — $41 and $76, respectively] for air travel services to a company associated with a shareholder. The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

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

The Company operates in Canada and the United States. The Company operates in the retail of tea and related tea-products. The Company operates in two reportable segments, Canada and the United States.

For management purposes, the Company’s sales are as follows:

	for the three months ended		for the nine months ended
	October 31, 2015 $	October 25, 2014 $	October 31, 2015 $	October 25, 2014 $
Tea	24,551	18,464	70,198	53,582
Tea accessories	7,458	5,468	22,611	16,510
Food and beverages	4,296	3,507	12,121	10,023
	36,305	27,439	104,930	80,115

Non-current assets by country are as follows:

	October 31, 2015 $	January 31, 2015 $
Canada	36,595	30,539
US	13,971	9,963
Total	50,566	40,502

Gross profit per country is as follows:

	for the three months ended October 31, 2015			for the nine months ended October 31, 2015
	Canada $	US $	Consolidated $	Canada $	US $	Consolidated $
Sales	30,978	5,327	36,305	91,376	13,554	104,930
Cost of sales	15,038	3,245	18,283	43,652	8,117	51,769
Gross profit, before unallocated items	15,940	2,082	18,022	47,724	5,437	53,161
Selling, general and administration expenses			18,888			58,150
Finance costs			17			1,031
Finance income			(108)			(231)
Loss on derivative financial instruments			164			—
Accretion of preferred shares			—			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			—			140,874
Provision for income tax (recovery)			(68)			(879)
Net loss			(871)			(146,185)

	for the three months ended October 25, 2014			for the nine months ended October 25, 2014
	Canada $	US $	Consolidated $	Canada $	US $	Consolidated $
Sales	24,877	2,562	27,439	72,815	7,300	80,115
Cost of sales	11,453	1,611	13,064	32,840	4,495	37,335
Gross profit, before unallocated items	13,424	951	14,375	39,975	2,805	42,780
Selling, general and administration expenses			17,226			44,289
Finance costs			581			1,738
Finance income			(27)			(114)
Accretion of preferred shares			300			754
Gain from embedded derivative on Series A, A-1 and A-2 preferred shares			(3,855)			(3,693)
IPO related costs			35			35
Settlement cost related to former option holder			520			520
Provision for income tax (recovery)			(177)			727
Net loss			(228)			(1,476)

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

The Company’s foreign exchange exposure is as follows:

	October 31, 2015 $	January 31, 2015 $
Cash	722	399
Accounts receivable	1,075	206
Accounts payable	4,346	2,460

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

During the nine-month period ended October 31, 2015, in order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company entered into forward contracts to fix the exchange rate of a portion of its expected U.S. dollar requirements.

Their nominal and contract values as at October 31, 2015 are as follows:

	Range of contractual exchange rate	Nominal value	Nominal value	Term	Unrealized gain
		USD	CAD
Purchase contracts
U.S. dollar	1.2175 - 1.3060	45,300	58,475	November 2015 to October 2016	783

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will always have sufficient liquidity to meet liabilities when due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its trade and other payables.

As at October 31, 2015, the Company had $48,251 in cash. In addition, as outlined in note 9, the Company has a Revolving Facility of $20,000, of which nil was drawn as at October 31, 2015. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of note 4 of the audited annual consolidated financial statements describe how the categories of financial instruments are measured and how income and expenses, including fair value remeasurement gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to quoted market prices of instruments with similar characteristics.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the three and nine-month periods ended October 31, 2015 and for the year ended January 31, 2015:

	Fair value of Level 3 financial instruments
	October 31, 2015 $	January 31, 2015 $
Balance, beginning of the period	16,427	14,024
Addition through issuance of preferred shares Series A-1 and Series A-2	—	2,023
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of period	—	16,427

18. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company submitted a confidential filing of Form F-1 dated December 19, 2014 which included the interim consolidated financial statements of the Company for the nine-month period ended October 25, 2014. Subsequent to the issuance of the Company’s consolidated financial statements, the Company’s management determined that certain items in its previously issued financial statements required adjustment, as detailed in Note 2 of the annual consolidated financial statements for the year ended January 31, 2015. Accordingly, the Company has restated its consolidated statements of income/(loss) and comprehensive income/(loss), consolidated statements of cash flows and consolidated statements of equity/(deficiency) for the nine-month period ended October 25, 2014, in its condensed interim consolidated financial statements as at, and for the three and nine-month periods ended October 24, 2015.

The embedded derivative liability related to the Series A, Series A-1 and Series A-2 Preferred Shares had previously been reported as having a fair value of $8.4 million at October 25, 2014. Management has subsequently determined that the embedded derivative had a fair value of $12.1 million at October 25, 2014. Accordingly, the impact of this correction on the results of operations from what was previously reported for the nine-month period ended October 25, 2014 was an increase of $2.1 million, to the gain from embedded derivative on Series A, A-1, and A-2 Preferred Shares, and an increase of $3.7 million on the financial derivative liability embedded in such Preferred Shares. The impact of using the Monte Carlo approach is retroactively reflected in the comparative nine-month period ended October 25, 2014 in the Company’s unaudited condensed interim consolidated financial statements for the three and nine-month periods ended October 31, 2015.

The following tables present the effects of the restatement adjustments on the affected line items in the previously reported interim consolidated statements of income/(loss) and comprehensive income/(loss), consolidated statements of cash flows and consolidated statements of equity/(deficiency) for the nine-month period ended October 25, 2014. All related amounts have been restated as appropriate within these financial statements.

Nine-month period ended October 25, 2014	As reported	Adjustments	Restated
Extract of consolidated statements of income/(loss) and comprehensive income/(loss)
(Gain)/Loss from embedded derivative on Series A, A-1, and A-1 preferred shares	(1,640)	(2,053)	(3,693)

Income before taxes	(2,802)	2,053	(749)
Provision for income tax/(recovery)	727	—	727

Net income/(loss)	(3,529)	2,053	(1,476)
Comprehensive income/(loss)	(3,393)	2,053	(1,340)
Earnings/(Loss) per share
Basic	(0.47)	0.35	(0.12)
Fully diluted	(0.47)	0.35	(0.12)

Extract of consolidated statements of cash flows
Net income/(loss)	(3,529)	2,053	(1,476)
(Gain)/Loss from embedded derivative on Series A, A-1, and A-1 preferred shares	(1,640)	(2,053)	(3,693)

Extract of consolidated statements of shareholders’ equity
Deficit balance at January 25, 2014	(4,827)	(5,756)	(10,583)
Net income/(loss) for the year ended October 25, 2014	(3,529)	2,053	(1,476)

Retained earnings/(deficit) balance at October 25, 2014	(8,356)	(3,703)	(12,059)

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

Accounting Periods

All references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015. All references to “Fiscal 2015” are to the Company’s fiscal year ending January 30, 2016.

The Company’s fiscal year ends on the last Saturday in January. The year ended January 31, 2015 covers a 53-week fiscal period. The year ended January 30, 2016 covers a 52-week period.

Overview

We are a fast-growing branded beverage company, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts and accessories through 183 DAVIDsTEA stores, as of October 31, 2015, and our website, davidstea.com. We sell our products exclusively through our retail and online channels. By continually offering new products and refining our blending techniques to enhance existing teas, we believe we bring new customers into the category and drive the frequency of visits to our stores and website among existing customers. We bring newness and capitalize on our product development capabilities with approximately 30 new blends each year that we rotate into our offering on a continuous basis.

Compared to the 3rd quarter of fiscal 2014, we grew our sales from $27.4 million to $36.3 million, representing growth of 32.5% over the prior year. We added 40 net new stores, increasing our store base from 143 to 183 stores, representing growth of 28.0%. Our Adjusted EBITDA increased from $1.0 million to $1.5 million. Our net cash used in operating activities increased from ($2.4) million to ($6.7) million due primarily to investments in working capital and non-cash items to support the number of stores. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to $10.6 million less a future tax benefit of $2.8 million.

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

The 53rd week in fiscal 2014 caused a one-week shift in our fiscal calendar. As a result, comparable sales for the 52 weeks of Fiscal 2015 are calculated using the comparable 52 weeks of Fiscal 2014. We compare the thirteen week and thirty-nine week periods ended October 31, 2015, with the thirteen week and thirty-nine week periods ended November 1, 2014, rather than the thirteen week and thirty-nine week periods ended October 25, 2014. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

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

Selling, General and Administration Expenses.  Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments and provision for onerous contracts. Store operating expenses consist of all store expenses excluding occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

Finance Costs.  Finance costs consists of cash and imputed non-cash charges related to our credit facility, long-term debt, finance lease obligations, the loan from controlling shareholder, and the preferred shares.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	for the three months ended		for the nine months ended
(in thousands, except store data)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
				[as restated (1)]
Consolidated Statement of Loss Data:
Sales	$36,305	$27,439	$104,930	$80,115
Cost of goods sold	18,283	13,064	51,769	37,335
Gross profit	18,022	14,375	53,161	42,780
Selling, general and administration expenses	18,888	17,226	58,150	44,289
Results from operating activities	(866)	(2,851)	(4,989)	(1,509)
Finance costs	17	581	1,031	1,738
Finance income	(108)	(27)	(231)	(114)
Loss on derivative financial instruments	164	—	—	—
Accretion of preferred shares	—	300	401	754
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	(3,855)	140,874	(3,693)
IPO related costs	—	35	—	35
Settlement cost related to former option holder	—	520	—	520
Loss before income taxes	(939)	(405)	(147,064)	(749)
Provision for income tax (recovery)	(68)	(177)	(879)	727
Net loss	$(871)	$(228)	$(146,185)	$(1,476)
Percentage of Sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	50.4%	47.6%	49.3%	46.6%
Gross profit	49.6%	52.4%	50.7%	53.4%
Selling, general and administration expenses	52.0%	62.8%	55.4%	55.3%
Results from operating activities	(2.4)%	(10.4)%	(4.7)%	(1.9)%
Finance costs	0.0%	2.1%	1.0%	2.2%
Finance income	(0.3)%	(0.1)%	(0.2)%	(0.1)%
Loss on derivative financial instruments	0.5%	0.0%	0.0%	0.0%
Accretion of preferred shares	0.0%	1.1%	0.4%	0.9%
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	0.0%	(14.0)%	134.3%	(4.6)%
IPO related costs	0.0%	0.1%	0.0%	0.0%
Settlement cost related to former option holder	0.0%	1.9%	0.0%	0.6%
Loss before income taxes	(2.6)%	(1.5)%	(140.2)%	(0.9)%
Provision for income tax (recovery)	(0.2)%	(0.6)%	(0.8)%	0.9%
Net loss	(2.4)%	(0.8)%	(139.3)%	(1.8)%
Other financial and operations data:
Adjusted EBITDA	$1,538	$1,003	$5,707	$5,422
Adjusted EBITDA as a percentage of sales	4.2%	3.7%	5.4%	6.8%
Number of stores at end of period	183	143	183	143
Comparable sales growth for period (2)	6.3%	10.4%	6.5%	13.3%

(1)                                 Our interim consolidated financial statements and related notes for the nine-month period ended October 25, 2014 have been restated due to the revaluation of the liability related to the embedded derivative related to Series A, A-1 and A-2 preferred shares. See note 2 to our annual consolidated financial statements for the year ended January 31, 2015 and note 18 to our condensed interim consolidated financial statements for the three and nine-month periods ended October 31, 2015.

(2)                                 Comparable sales refers to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

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

The following table presents a reconciliation of Adjusted EBITDA to our net loss determined in accordance with IFRS:

	for the three months ended		for the nine months ended
(in thousands)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
				[as restated]
Net loss	(871)	(228)	(146,185)	(1,476)
Finance costs	17	581	1,031	1,738
Finance income	(108)	(27)	(231)	(114)
Depreciation and amortization	1,613	1,558	4,526	3,934
Provision for income tax (recovery)	(68)	(177)	(879)	727
EBITDA	$583	$1,707	$(141,738)	$4,809
Additional adjustments
Stock-based compensation expense (a)	458	296	1,276	577
Stock-based compensation expense for cashless exercise (b)	—	—	4,052	—
Impairment of property and equipment (c)	—	1,301	—	1,301
Provision/(Recovery) for onerous contracts (d)	—	529	(265)	529
Deferred rent (e)	333	170	815	590
Loss on derivative financial instruments (f)	164	—	—	—
Loss on disposal of fixed assets (g)	—	—	292	—
Accretion of preferred shares (h)	—	300	401	754
(Gain)/Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (i)	—	(3,855)	140,874	(3,693)
IPO related costs (j)	—	35	—	35
Settlement cost related to former option holder (k)	—	520	—	520
Adjusted EBITDA	$1,538	$1,003	$5,707	$5,422

(a)                                 Represents non-cash stock-based compensation expense.

(b)                                 Represents expense related to cashless exercise of options by former employees.

(c)                                  Represents costs related to impairment of property, equipment and intangible assets for stores in the United States.

(d)                                 Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)                                  Represents the extent to which our annual rent expense has been above or below our cash rent.

(f)                                   Represents the non-cash loss on derivative financial instruments.

(g)                                  Represents non-cash costs related to closure of one store due to termination of sub-lease.

(h)                                 Represents non-cash accretion expense on our preferred shares. In connection with the completion of our initial public offering on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(i)                                     Represents provision for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with the completion of our initial public offering, this liability was converted into equity, which are reflected in our results for the quarter ended August 1, 2015.

(j)                                    Represents fees and expenses incurred in connection with the initial public offering of common shares.

(k)                                 Represents costs incurred to settle a dispute with a former option holder.

Three Months Ended October 31, 2015 Compared to Three Months Ended October 25, 2014

Sales.  Sales for the three months ended October 31, 2015 increased 32.5%, or $8.9 million, to $36.3 million from $27.4 million for the three months ended October 25, 2014, comprising $28.9 million in comparable sales and $7.4 million in non-comparable sales. Comparable sales increased by 6.3% and non-comparable sales increased primarily due to an additional 40 stores opened as at October 31, 2015 as compared to October 25, 2014.

Gross Profit.  Gross profit increased by 25.0%, or $3.6 million, to $18.0 million for the three months ended October 31, 2015 from $14.4 million for the three months ended October 25, 2014. Gross profit as a percentage of sales decreased to 49.6% for the three months ended October 31, 2015 from 52.4% for the three months ended October 25, 2014 driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 9.9%, or $1.7 million, to $18.9 million in fiscal 2015 from $17.2 million for the three months ended October 25, 2014 due primarily to the operations of 183 stores as of October 31, 2015 as compared to 143 stores as of October 25, 2014, the hiring of additional staff to support the growth of the Company and due to the Company’s initial public offering. As a percentage of sales, selling, general and administration expenses decreased to 52.0% for the three months ended October 31, 2015 from 62.8% for the three months ended October 25, 2014 due primarily to leveraging of fixed expenses and to certain expenses in 2014 which were non-recurring. Excluding the impact of one-time costs in fiscal 2014, selling, general and administration expenses increased 22.7% to $18.9 million for the three months ended October 31, 2015 from $15.4 million for the three months ended October 25, 2014. As a percentage of sales, selling, general and administration expenses excluding one-time costs decreased to 52.1% from 56.2%, due primarily to leveraging of fixed expenses.

Finance Costs.  Finance costs decreased by $0.6 million, or 97.1%, to $0.0 million for the three months ended October 31, 2015 from $0.6 million for the three months ended October 25, 2014 as a result of the repayment of the term loans, loan from controlling shareholder and Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 Preferred shares during the three months ended August 1, 2015.

Provision for Income Taxes (Recovery).  Provision for income taxes (recovery) decreased $0.1 million, to ($0.1) million for the three months ended October 31, 2015 from ($0.2) million for the three months ended October 25, 2014. The decrease in the provision for income taxes (recovery) was due primarily to higher results from operating activities. Our effective tax rates were 7.2% and 43.7% for the three months ended October 31, 2015 and October 25, 2014, respectively. The effective tax rate decreased as a result of the finance cost on the Series A, A-1 and A-2 preferred shares, which was not tax deductible in 2014.

Nine Months Ended October 31, 2015 Compared to Nine Months Ended October 25, 2014

Sales.  Sales for the nine months ended October 31, 2015 increased 31.0%, or $24.8 million, to $104.9 million from $80.1 million for the nine months ended October 25, 2014, comprising $83.8 million in comparable sales and $21.1 million in non-comparable sales. Comparable sales increased by 6.5% and non-comparable sales increased primarily due to an additional 40 stores opened as at October 31, 2015 as compared to October 25, 2014.

Gross Profit.  Gross profit increased by 24.3%, or $10.4 million, to $53.2 million for the nine months ended October 31, 2015 from $42.8 million for the nine months ended October 25, 2014. Gross profit as a percentage of sales decreased to 50.7% for the nine months ended October 31, 2015 from 53.4% for the nine months ended October 25, 2014 driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 31.4%, or $13.9 million, to $58.2 million in fiscal 2015 from $44.3 million for the nine months ended October 25, 2014 due primarily to the operations of 183 stores as of October 31, 2015 as compared to 143 stores as of October 25, 2014, the hiring of additional staff to support the growth of the Company, due to the Company’s initial public offering and stock-based compensation expense related to cashless exercise.  As a percentage of sales, selling, general and administration expenses increased to 55.4% for the nine months ended October 31, 2015 from 55.3% for the nine months ended October 25, 2014 due primarily to stock-based compensation expense related to cashless exercise. Excluding the impact of stock-based compensation related to cashless exercise and other one-time costs in fiscal 2015 and fiscal 2014, selling, general and administration expenses increased 25.1%, to $53.8 million for the nine months ended October 31, 2015 from $42.5 million for the nine months ended October 25, 2014. As a percentage of sales, selling, general and administration expenses excluding the impact of the stock-based compensation related to cashless exercise and other one-time costs in fiscal 2015 and fiscal 2014 decreased to 51.3% from 53.1%, due primarily to leveraging of fixed expenses.

Finance Costs.  Finance costs decreased by $0.7 million, or (41.2)%, to $1.0 million for the nine months ended October 31, 2015 from $1.7 million for the nine months ended October 25, 2014 as a result of a decrease in interest due to the repayment of the term loans, loan from controlling shareholder and Revolving Facility and due to the conversion of the Series A-1 and A-2 Preferred Shares to common shares.

Provision for Income Taxes (Recovery).  Provision (recovery) for income taxes decreased by $1.6 million, to $(0.9) million for the nine months ended October 31, 2015 from $0.7 million for the nine months ended October 25, 2014. The decrease in the provision for income taxes was due primarily to stock-based compensation expense related to cashless exercise during the year. Our effective tax rates were 0.6% and (97.1)% for the nine months ended October 31, 2015 and October 25, 2014, respectively. The effective tax rate decreased primarily as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares, which is not tax deductible.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are for capital expenditures related to new stores and working capital.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2015, we plan to spend approximately $17.0-$18.0 million on capital expenditures. We expect to devote approximately 85-90% of our capital budget to construct, lease and open 27 new stores in Canada and 13 new stores in the United States and renovate a number of existing stores, with the remainder of the capital budget to make continued investment in our infrastructure.

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

On June 10, 2015, the Company completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79.4 million. Share issuance costs amounted to $10.6 million less a future tax benefit of $2.8 million.

We believe that our cash position, net cash provided by operating activities and availability under our revolving credit facility, together with the proceeds from our public offering, will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	for the three months ended		for the nine months ended
(in thousands)	October 31, 2015	October 25, 2014	October 31, 2015	October 25, 2014
				[as restated (1)]
Cash flows provided by (used in):
Operating activities	$(6,744)	$(2,373)	$(13,289)	$(4,949)
Investing activities	(7,678)	(6,532)	(13,376)	(9,403)
Financing activities	(60)	(844)	55,132	1,003
Increases (decreases) in cash	$(14,482)	$(9,749)	$28,467	$(13,349)

(1)                                 Our interim consolidated financial statements and related notes for the nine-month period ended October 25, 2014 have been restated due to the revaluation of the liability related to the embedded derivative related to Series A, A-1 and A-2 preferred shares. See note 2 to our annual consolidated financial statements for the year ended January 31, 2015 and note 18 to our condensed interim consolidated financial statements for the three and nine-month periods ended October 31, 2015.

Cash Flows Related to Operating Activities

Net cash used in operating activities increased to $(6.7) million for the three months ended October 31, 2015 from $(2.4) million for the three months ended October 25, 2014. The increase in the cash outflows are due primarily to investment in working capital and non-cash items to support the number of stores.

Net cash used in operating activities increased to $(13.3) million for the nine months ended October 31, 2015 from ($4.9) million for the nine months ended October 25, 2014. The increase in the cash outflows are due primarily to stock-based compensation expense related to the cashless exercise of employee stock options and investment in working capital and non-cash items to support the number of stores.

Cash Flows Related to Investing Activities

Capital expenditures increased $1.2 million, to $7.7 million for the three months ended October 31, 2015, from $6.5 million for the three months ended October 25, 2014. This increase was due primarily to the number of new store build-outs. We opened 18 new stores for the three months ended October 31, 2015 compared to 13 new stores for the three months ended October 25, 2014.

Capital expenditures increased $4.0 million, to $13.4 million for the nine months ended October 31, 2015, from $9.4 million for the nine months ended October 25, 2014. This increase was due primarily to the number of new store build-outs. We opened 30 net new stores for the nine months ended October 31, 2015 compared to 19 net new stores for the nine months ended October 25, 2014.

Cash Flows Related to Financing Activities

Cash flows from financing activities consist primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

Net cash flows used in financing activities decreased by $0.7 million to $(0.1) million for the three months ended October 31, 2015 from $(0.8) million for the three months ended October 25, 2014 as there were no required long-term debt repayments in the three months ended October 31, 2015.

Net cash provided by financing activities increased by $54.1 million to $55.1 million for the nine months ended October 31, 2015 from $1.0 million for the nine months ended October 25, 2014 due to our initial public offering for a total gross consideration of $79.4 million, net of fees as well as the repayment of the long-term debt and loan from controlling shareholder during the nine months ended October 31, 2015.

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

On June 11, 2015, immediately following the IPO, we fully repaid the advances under the Revolving Facility using proceeds from the offering and cash on hand. As at October 31, 2015, we did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects us to certain financial covenants. Without the prior written consent of BMO, our fixed charge coverage ratio may not be less than 1.25:1.00 and our leverage ratio may not exceed 3.00:1.00. In addition, our net tangible worth may not be less than $30.0 million.

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

The credit facility contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at October 31, 2015, we are in compliance with these covenants.

Term Loan with Rainy Day Investments Ltd.

On June 11, 2015, immediately following the IPO, we fully repaid the term loan with Rainy Day Investments Ltd. using proceeds from the offering and cash on hand. As at October 31, 2015, we did not have any borrowings on term loan with Rainy Day Investments Ltd.

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

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our audited consolidated financial statements for the fiscal year ended January 31, 2015, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 4 to our audited consolidated financial statements for the year ended January 31, 2015 included in our prospectus filed on June 4, 2015. There have been no material changes to the critical accounting policies and estimates since January 31, 2015, with the exception of the estimation related to the embedded derivative liability, which was settled June 10, 2015, and those policies disclosed in our condensed interim consolidated financial statements as at and for the three and nine-month periods ended October 31, 2015.

Recently Issued Accounting Standards

There were no new accounting standards implemented during the three and nine-month periods ended October 31, 2015.

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

During the quarter, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts to fix the exchange rate of our expected February 2016 to October 2016 U.S. dollar purchases in respect to our inventory.

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

Prior to our initial public offering, we were a private company with limited accounting personnel and other resources with which to address our internal controls and procedures. In reviewing our financial statements in advance of the initial public offering, we identified a material weakness in our internal control over financial reporting relating to our controls over our valuation process used in valuing the liability associated with the embedded derivative related to our Series A, A-1 and A-2 Preferred Shares, which automatically converted into common shares upon the consummation of our initial public offering. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weakness resulted in a material misstatement of our financial statements that was not prevented or detected. We have taken steps to remediate the material weakness, including designing and implementing improved processes and controls related to the review of the underlying assumptions and inputs used in our valuations. While we believe that our efforts will be sufficient to remediate the material weakness and prevent further internal control deficiencies, we cannot assure you that our remediation efforts will be successful.

Part II. OTHER INFORMATION

Item 1.         Legal Proceedings

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of any matters in which we are currently involved will have a material adverse affect on our financial position or on our results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our prospectus dated June 4, 2015 filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

Item 2.         Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

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

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: December 10, 2015	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer