Form 10-K
period 2016-01-30
DAVIDsTEA Inc.
filed 2016-04-13
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-33608

DAVIDsTEA Inc.

(Exact name of registrant as specified in its charter)

Canada	98-1048842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5430 Ferrier Mount-Royal, Québec, Canada, H4P 1M2
(Address of principal executive offices)

(888) 873-0006

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of August 1, 2015, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was $128,226,069.

As of April 11, 2016, 24,152,015 common shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: N/A

EXPLANATORY NOTE

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers, although the Company is not required to do so. We are permitted to file our audited consolidated financial statements with the SEC under International Financial Reporting Standards (“IFRS”), without a reconciliaition to U.S. generally accepted accounting principles (“GAAP”). As a result, we do not prepare a reconciliation of our results to U.S. GAAP. It is possible that certain of our accounting policies could be different from U.S. GAAP.

The Company prepares and files a management proxy circular and related material under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Form 10-K from its management proxy circular.

In this annual report on Form 10-K, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CDN$,” “CDN,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

All references to our website contained herein do not constitute incorporiation by reference of information contained on such websites and such information should not be considered part of this document.

PART 1

Exchange Rate Data

The following table sets forth, for the periods indicated, the high and loaw exchange rate between the Canadian dollar and the U.S. dollar expressed in the Canadian dollar equivalent of one U.S. dollar, and the average exchange rate for the periods indicated. Averages for year-end periods are calculated by using the exchange rates on the last day of each full month during the relevant period and the last available exchange rate in January during the relevant fiscal year. These rates are based on the noon buying rate certified for custom purposes by the U.S. Federal Reserve Bank of New York set forth in the H.10 statistical release of the Federal Reserve Board.

On April 8, 2016, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2994.

Year Ended	Period End Rate	Period Average Rate	High Rate	Low Rate
January 28, 2012	$1.0014	$0.9858	$0.9448	$1.0605
January 26, 2013	$1.0078	$0.9996	$0.9710	$1.0417
January 25, 2014	$1.1063	$1.0436	$0.9959	$1.1128
January 31, 2015	$1.2716	$1.1138	$1.0633	$1.2716
January 30, 2016	$1.4074	$1.3020	$1.4592	$1.1950

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be,“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, new store opening projections, competitive strengths and differentiators, growth strategy and opportunities for expansion, long-term Adjusted EBITDA margin potential,dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	Our ability to successfully implement our growth strategy;
•	Our limited operating experience and limited brand recognition in the United States;
•	Significant competition within our industry;
•	Our ability to generate sufficient cash flow to meet our growth expectations;
•	The possibility that our expanded store base may not be as profitable as our existing store base;
•	The effect of a decrease in customer traffic to the shopping malls, centers and street locations where our stores are located;

•	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;
•	Changes in consumer preferences and economic conditions affecting disposable income;
•	Our ability to source, develop and market new varieties of teas, tea accessories and food and beverages;
•	Our reliance upon the continued retention of key personnel;
•	The impact from real or perceived quality or safety issues with our teas, tea accessories and food and beverages;
•	Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities;
•	The impact of weather conditions, natural disasters and manmade disasters on the supply and price of tea;
•	Actual or attempted breaches of data security;
•	The impact of a regional, national or global health epidemic;
•	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;
•	Fluctuations in exchange rates; and
•	The seasonality of our business.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. We will not undertake and specifically decline any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur.

Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

ITEM 1. BUSINESS

DAVIDsTEA is a corporation incorporated under the Canada Business Corporation Act and domiciled in Canada. DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its subsidiary. All references to “Fiscal 2013” are to the Company’s fiscal year ended January 25, 2014. All references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016. The

Company’s fiscal year ends on the last Saturday in January. The year ended January 31, 2015 covers a 53-week fiscal period. The years ended January 25, 2014 and January 30, 2016 cover a 52-week period.

2015 Company Highlights

•	We completed our initial public offering on June 10, 2015, resulting in our shares becoming publicly traded on the NASDAQ Global Market under symbol “DTEA”.

•	Our sales grew to $180.7 million in Fiscal 2015 from $141.9 million in Fiscal 2014, representing a 27.3% growth in sales.

•	We opened 39 net new stores this year, opening 26 net in Canada and 13 in the US, for a total of 193 company-operated stores as at January 30, 2016.

Our Company

DAVIDsTEA is a fast-growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages primarily through 193 company-operated DAVIDsTEA stores as of January 30, 2016, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. Our mission is to infuse people’s lives with joy. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

We strive to make tea a multi‑sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation. We design our stores with a modern and simple aesthetic that, coupled with our teal‑colored logo, create an inviting atmosphere and stand in stark contrast to common perceptions of tea as a more traditional product. Our in‑store “Tea Guides” help novice and experienced tea drinkers alike select from the approximately 150 premium teas and tea blends featured on our “Tea Wall,” which is the focal point of our stores. We replicate our store experience online by engaging users with rich content that allows them to easily explore their options amongst our many tea and tea‑related offerings.

We sell a majority of our products primarily through our company-operated retail stores and e-commerce site, giving us control of the presentation of our brand as well as greater interaction with the customer, which increases our pace of innovation. We have a dedicated and highly experienced product development team that is constantly creating new tea blends using high‑quality ingredients from around the world. We bring newness and capitalize on our product development capabilities with approximately 75 new tea blends each year that we rotate into our offering on a continuous basis. We also focus on product innovation in our pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, providing our customers with fun, inventive and more convenient ways to enjoy tea. We believe that our product development platform and level of innovation have helped us earn a strong and loyal customer following that is passionate about DAVIDsTEA.

The strong performance of our stores across geographies demonstrates the appeal of our brand and underscores our growth opportunity. With our success in Canada and over five years of experience in U.S. markets, we believe we are well positioned to take advantage of the significant growth opportunity across North America. Consistent with our stores, davidstea.com features our innovative products while offering expertise, community and numerous tools to aid the discovery and exploration of tea. During Fiscal 2015, approximately 66% of our revenue was driven by the sale of loose‑leaf teas, pre-packaged teas, tea sachets and tea‑related gifts that consumers enjoy at home, on‑the‑go or at work. The balance of our revenue was driven by tea accessories, 24%, and food and beverages, 10%. See note 23 to our consolidated financial statements for information regarding our revenues by product category for each of the past three fiscal years.

We believe our business model is based on innovation, quality and the customer experience. These attributes have resulted in strong financial results, as evidenced by the following:

•	Twenty‑six consecutive quarters of positive comparable sales growth through the end of Fiscal 2015.

•	Our comparable store sales increased by 6.6% in Fiscal 2015, 11.1% in Fiscal 2014 and 17.8% in Fiscal 2013.

•

The growth of our store base from 70 stores in Fiscal 2011 to 193 stores in Fiscal 2015, representing a 22% compound annual growth rate. As of January 30, 2016, we had a net total of 39 more stores or approximately 25% more than in Fiscal 2014.

•	An increase in sales from $41.9 million in Fiscal 2011 to $180.7 million in Fiscal 2015. Sales in Fiscal 2015 were approximately 27.3% higher than in Fiscal 2014.

•	Growth of our Adjusted EBITDA from $14.2 million in Fiscal 2013 to $24.6 million in Fiscal 2015.

Our Market and Competition

We participate in the large and growing global tea market which, combined with the relatively low percentage of tea sales in North America, make our market opportunity highly attractive.

The Canadian and U.S. tea markets are highly fragmented. We compete with a large number of relatively small independently-owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers and Internet suppliers, as well as with houseware retailers and suppliers that offer teawares and related accessories. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

We believe we differentiate ourselves from our competitors on the basis of our distinct retail experience, the broad demographic appeal of our brand, innovative tea products, the effectiveness of our grassroots marketing strategy, our versatile store economics and our passionate customer-focused culture supported by our experienced management team and dedicated board members.

We believe that our brand, passion for tea and breadth of offering encourage our customers to view tea as fresh and fun. The clean, modern aesthetic of our retail concept communicates the newness and innovation behind our brand. The DAVIDsTEA retail experience is led by our Tea Guides, who share our knowledge of tea through a highly interactive and immersive customer experience of sampling and educating. They show our customers that tea is easy to prepare, comes in a variety of great flavors and is suitable for multiple occasions. It is this customer interaction combined with the high‑quality teas that has allowed us to develop strong customer loyalty.

We believe that our fresh approach to tea gives us a broad, multi‑generational appeal and, coupled with several key consumer trends such as health and wellness, will help support our long‑term growth. We focus on constant innovation to improve the taste and presentation of our existing teas and tea blends while creating new offerings that delight our customers. We seek to develop creative tea-related gifts and accessories that are innovative and make steeping tea easy at home or on‑the‑go. We believe that our focus on innovation and design keeps existing customers engaged while also attracting new customers to our brand.

We believe our field‑based marketing and social media approach build brand awareness and drive customers to our stores and our e-commerce site. One aspect of this effort is our events sponsorship group, which we believe is a differentiated capability that allows us to create excitement for our brand by engaging directly in the communities around our stores and drive store visits by offering product.

Our stores have been successful in a variety of geographic regions, population densities and real estate venues and we believe the strong results we continue to experience in North America underscore our growth opportunity. The success of our stores with consumers is underscored, in part, by our comparable sales growth, which has been positive for the past 26 consecutive quarters. We have proven our concept across Canada, and we believe our United States experience acquired over the last five years demonstrates the potential of our brand and retail concept.

We believe there is a highly attractive, long term growth opportunity for our store base in North America with a potential to open up to a total of 230 stores in Canada. This is based on management estimates, having internally identified malls and street locations and to some extent lifestyle centers and outlets, that would be suitable locations in which to open new DAVIDsTEA stores. Our sales are currently substantially derived from sales in Canada, which accounted for 86%, 91% and 92% of net sales in Fiscal 2015, Fiscal 2014 and Fiscal 2013. In the United States, we believe there is also a potential to open up to an additional 325 stores from the 37 locations we had as of the end of Fiscal 2015. We generated 14%, 9% and 8% of our net sales in the United States in Fiscal

2015, Fiscal 2014 and Fiscal 2013. In Fiscal 2016, we expect to open between 23 - 27 stores in Canada and 13 - 17 stores in the United States.

We will continue to expand our customer base and build our brand visibility and awareness, in part, through further development of our omni-channel strategy in North America, with a focus on the Away From Home channel. We believe that we have substantial room to grow our Away From Home channel, by offering our products to hotels, restaurants and institutions, office and workplace locations and food services, as well as through corporate gifting and other areas.

Our Stores and Operations

Our Stores

As of January 30, 2016, our retail footprint consisted of 156 stores in Canada and 37 stores in the United States. Our retail stores are located primarily within malls, including lifestyle centers and outlets, and on street locations. Each store exterior prominently displays the DAVIDsTEA teal signage. In Fiscal 2015, our average store was approximately 900 square feet. We have rapidly pursued new store growth, having significantly increased our store base from one store in fiscal 2008 to 193 stores as of January 30, 2016. See note 23 to our consolidated financial statements for information regarding our long-lived assets in Canada and the US.

Distinctive Retail Experience

The DAVIDsTEA experience starts with our people both in stores, our Tea Guides, and at our service support center. Our people’s knowledge and passion permeate our culture and are rooted in a deep knowledge of, and desire to share, the compelling attributes of tea. Our modern and simple-aesthetic stores, coupled with our teal‑colored logo, create an inviting atmosphere and stand in stark contrast to common perceptions of tea as a more traditional product. A key element of the retail experience is our “Tea Wall,” a focal point of the store, which displays approximately 150 premium teas and tea blends. Our Tea Guides help create a highly interactive and immersive customer experience and we strive to make tea a multi‑sensory experience. Indeed, they facilitate the interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation. Every visit to our stores is designed to create a sense of adventure for our customers, from novice and experienced tea drinkers alike, as our knowledgeable, personable and passionate Tea Guides assist our customers in navigating the “Tea Wall” by selecting a variety of teas for customers to smell based on their taste preferences.

Site Selection and New Store Model

We seek to open stores in strategic locations that support the brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We employ a rigorous analytical process to identify new store locations. For every store location selected, our real estate team prepares a detailed financial plan, which is evaluated by our Chief Financial Office and our real estate committee on which sits our President and Chief Executive Officer. Our real estate team, led by our Head of Global Real Estate and Store Development, spends considerable time evaluating prospective sites. We also actively monitor and manage the performance of our stores and seek to incorporate information learned through the monitoring process into our analytic process and future site selection decisions.

Our new store model anticipates an average target store size of approximately 850 square feet that achieves annual sales of approximately $550,000‑$600,000, in local currency, in the first year of operation. Our new store model also assumes an average new store investment of approximately $310,000‑$330,000, in local currency, which includes our capital to build out the store, and we do not enter into understandings or arrangements until we are ready to introduce new locations into our pipeline.

Store Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance, allowing us to identify and reward teams that meet our high performance standards. We use store-level scorecards that report key performance indicators. We provide our store managers with a number of analytical tools to support our store operations and assist them in attaining optimum store performance. These tools include key performance indicator reports, coaching logs for one‑on‑one meetings, weekly one‑on‑one meetings between our store managers and district managers and annual evaluations. While our main focus is on the overall performance of the team and our stores, we provide incentives to team members, store managers and district managers.

We have developed a distinctive culture that inspires in our team members a passion for tea. Our culture is also focused on customer service through comprehensive training, career development and individual enrichment. We believe our culture allows us to attract knowledgeable, passionate, fun and motivated team members who are driven to succeed.

•

Passion for Tea. We believe our passionate and fun Tea Guides are a major element of our retail experience. We seek to recruit, hire, train, retain and promote qualified, knowledgeable and enthusiastic team members who share our passion for tea and strive to deliver an extraordinary retail experience to our customers.

•

Extensive Training. We have specific training and certification requirements for all new team members, including undergoing food handlers’ certification and fifteen hours of foundational training. This process helps ensure that all team members educate our customers and execute our standards accurately and consistently. As team members progress to the assistant manager and manager levels, they undergo additional weeks of training in sales, operations and management.

•

Career Development and Individual Enrichment. We track and reward team member performance, which we believe incentivizes excellence and helps us identify top performers and thus maintain a sufficient talent pool to support our growth. Many of our store managers and district managers are promoted from within our organization. We are guided by a philosophy that recognizes performance, allowing us to identify and reward teams who meet our high performance standards.

Our core values and distinctive corporate culture allow us to attract passionate and friendly employees who share a vision of making tea fun and accessible. We have a strong focus on community engagement, and our culture reflects our belief in doing right by our customers and our communities. We provide our employees with extensive training, career development, individual enrichment, and empowerment, which we believe is a key contributor for our success. In addition, the strength of our management team is supported by our dedicated board of directors that works closely with our executives in initiatives related to developing corporate strategy, building our corporate culture and enhancing our sales and operations infrastructure. Our board of directors and management team’s experience is balanced between entrepreneurial growth and large-scale operations.

Our Digital Platform

Our digital platform is primarily comprised of our website, www.davidstea.com. We launched our website just prior to opening our first store. Our e‑commerce sales represented 9.4% of sales for Fiscal 2015, compared to 7.9% of sales for Fiscal 2014. We are targeting greater than 15% of sales over the long‑term.

Our website features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods. To drive increased sales through our digital platform, we utilize online‑specific marketing and promotions. In addition, we employ banner advertisements, search engine optimization and pay‑per‑click arrangements to help drive customer traffic to our website.

Through our e-commerce platform, we can target a broader audience of customers who may not live near one of our retail locations. We believe our digital platform and our stores are complementary, as our digital platform provides our store customers an additional channel through which to purchase our teas and tea‑related products while also helping drive awareness of and customer traffic to our stores.

Our digital platform also includes our social media platform, with a total following base of over 676,000 that spans Facebook, Instagram, Twitter, Google+, Pinterest, LinkedIn, YouTube, Snapchat and Vine. We will continue to leverage our growing social media presence to increase our e‑commerce site sales and drive additional store visits within existing and new markets.

Our Product Categories

We offer approximately 150 premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods primarily through our retail stores and e-commerce site. Additionally, we offer on‑the‑go tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts that consumers can enjoy at home, on‑the‑go or at work, represented 66% of our sales in Fiscal 2015, 68% in Fiscal 2014 and 67% Fiscal 2013. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Furthermore, approximately 85%

of our teas are blended with other ingredients while approximately 15% are straight teas. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including but not limited to, China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka and South Africa. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient for some customers. Our tea-related gifts include special edition holiday gift packages.

Tea Accessories

Our tea accessories, representing 24% of our sales in Fiscal 2015, 22% in Fiscal 2014, and 23% in Fiscal 2013, are created to make the tea preparation process and tea experience more convenient and fun and easy at home or on-the-go for customers. Tea accessories include tea mugs, travel mugs, teacup sets, teapots, tea makers, kettles, infusers, filters, frothers, tins and spoons. Many of our accessories are crafted with unique features to improve tea preparation and consumption. Most of our accessories are crafted with unique colors and designs.

Food and Beverages

Our retail stores offer tea beverages for on‑the‑go consumption and our retail stores and e-commerce site offer food products, which together represented 10% of our sales in Fiscal 2015, Fiscal 2014 and Fiscal 2013. Our beverages range from the standard hot or iced tea to our Tea Lattes.

Product Development and Design

Our tea and merchandising teams travel throughout the world seeking premium teas and tea-related products. These teams consist of Tea Blend Developers, Product Designers, Category Merchants and Quality Control Personnel, who leverage our extensive experience in selecting and developing our product assortment. We are constantly exploring different ingredients, flavors and trends that are popular in a variety of cultures from which we introduce new teas to our customers. Our research and development team works with our blenders and suppliers to create new and exciting flavors of tea which we rotate into our product offering to attract new customers and keep current customers coming back. Our blending process is very focused on magnifying the senses and bringing smell and taste to the forefront. We introduce new flavors and blends each month as well as around seasonal holidays. We believe our focus on innovation and product development is a key differentiating factor for our brand that helps drive our customer’s loyalty.

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and easy at home or on-the-go. We have a competitive advantage in that our merchandising team designs and develops most of our products in‑house. Therefore, we are better positioned to create unique and proprietary designs to make consuming loose‑leaf tea easier and more fun for our customers. We believe our combination of product selection and product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers and helps drive our continued strong financial results.

Marketing and Advertising

We differentiate our business through a unique field‑based marketing approach to build brand awareness and drive customers to our stores and e‑commerce site in both new and existing markets. We customize our marketing mix for each of our markets and purposes through our events sponsorship group. Our events sponsorship group engages directly in the communities around our stores and drives store visits by offering product samplings and beverage coupons, and by participating in both hyper‑local and large‑scale events. In the last year, we participated in approximately 2,000 events where more than 3 million people attended. These events are identified and coordinated by our local store managers and Tea Guides with support from our dedicated corporate events team.

Sourcing and Manufacturing

We do not own or operate any tea estates or blending operations; instead, we work with vendors who source ingredients for our teas and tea blends from all over the world. The majority of our tea blenders are in either Germany or the United States. We have a flexible and scalable supply chain system. Most of our pre‑packaged teas are primarily assembled in our Montréal warehouse and then shipped to our retail stores. Since we founded the Company in 2008, we have developed strong relationships with our vendors. These relationships are very important as we depend on our vendors to provide us with the highest quality teas and ingredients from around the world. We have a process of quality control, which includes in-house testing and vendor testing. In addition to bringing our designs for tea blends to fruition, our vendors are important to the quality control process and ensuring our teas meet applicable regulatory guidelines.

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods to our stores and our e‑commerce customers from distribution centers in Montréal, Calgary and Champlain, New York. In Canada, our Montréal warehouse ships to our Canadian e‑commerce customers and Eastern Canada stores, while our third‑party distribution centers in Calgary ships to Western Canada. Our Champlain, New York distribution center ships to all our U.S. stores and began shipping directly to our U.S. ecommerce customers during fiscal 2015. We operate the distribution facility in Montréal, which is leased. The facilities in Calgary and Champlain, New York are operated by third parties. Our products are typically shipped to our stores and our e‑commerce customers via a third‑party national transportation provider multiple times per week.

Management Information Systems

Our management information systems provide a full range of business process supports to our stores, our store operations and service support center teams. Additionally, we operate our e‑commerce site on an independent platform. We believe our information systems provide us with enhanced operational efficiencies, scalability, increased management control and timely reporting that allow us to identify and respond to trends in our business. We utilize a combination of industry‑standard and customized software systems to provide various functions related to:

•	point of sales;

•	inventory management;

•	warehouse management, and;

•	accounting and financial reporting.

Government Regulation

We are subject to labor and employment laws, import and trade restrictions laws, laws governing advertising, privacy and data security laws, safety regulations and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. In the United States, we are subject to the regulatory authority of, among other agencies, the Federal Trade Commission (“FTC”) and U.S. Food and Drug Administration (“FDA”). We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, as well as provincial and local regulations. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

We maintain third-party insurance for a number of risk management activities including but not limited to a worker’s compensation, general liability, property, directors and officers, cyber insurance and employee-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure we maintain adequate levels of coverage.

Trademarks and Other Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. We own several trademarks and servicemarks that have been registered with the Canadian Intellectual Property Office and the U.S. Patent and Trademark Office, including DAVIDsTEA®. We have also registered our stylized logos. We also own domain names, including davidstea.com. In addition, we have registered or made application to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future. There can be no assurance that we can obtain the registration for the marks in every country where registration has been sought.

We also rely upon trade secrets and know‑how to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods including trademark and trade secret laws, as well as confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information.

We must constantly protect against any infringement by competitors. If a competitor infringes on our trademark rights, we may take action to protect our rights, which could result in litigation, in which case, we may incur significant expenses and divert significant attention from our business operations.

Employees

As of the end of Fiscal 2015, we had 2,625 employees. As of January 30, 2016, we employed a total of 415 full‑time employees and 2,210 part‑time employees, with 329 in the United States and 1,881 in Canada. Of all those employees, 2,399 were employed in our retail channel and 226 were employed in corporate, distribution and direct channel support functions. None of our employees is represented by a labor union. We believe we have a good relationship with our employees.

Seasonality

Our business experiences seasonal fluctuations, reflecting increased sales during the year-end holiday season. Our sales and income are generally highest in the fourth quarter, which includes the year-end holiday sales period, and tends to be lowest in the second and third fiscal quarters. Therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the year-end holiday season, we must order and keep in inventory more merchandise than we carry during other parts of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in the third and fourth quarters in anticipation of the increased net sales during the year-end holiday season. As a result of this seasonality, and generally because of variations in consumer spending habits, we experience fluctuations in net sales, net income and working capital requirements during the year.

Corporate Information

DAVIDsTEA Inc. was incorporated under the Canada Business Corporations Act, or the CBCA, on April 29, 2008 and our principal executive offices are located at 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2. Our office in the United States is located at 400 Fifth Avenue, Suite 350, Waltham, Massachusetts, 02451. Our telephone number at our principal executive offices is (888) 873‑0006. Our website address is www.davidstea.com.

DAVIDsTEA Inc. owns a 100% equity interest in its sole subsidiary, DAVIDsTEA (USA) Inc., a corporation organized under the laws of Delaware.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports are filed with the Securities and Exchange Commission (the “SEC”) and the Autorité des Marchés Financiers (the “AMF”). We are subject to the informational requirements of the Exchange Act and Securities Act, and file or furnish reports, proxy statements and other information with the SEC and/or the AMF, as required by applicable law.

For more information about us, visit our website www.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, through our website as soon as reasonably practicable after we electronically file them with the SEC and the AMF.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition.

Risks Related to Our Business and Our Industry

We may not be able to successfully implement our growth strategy on a timely basis or at all, which could harm our results of operations.

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. We believe there is a significant opportunity to expand our store base in Canada and in the United States from 156 locations in Canada and 37 locations in the United States as of January 30, 2016 to potentially add up to a total of 230 stores in Canada and up to a total of 325 stores in the United States, based on management estimates. In fiscal 2016, we expect to open approximately 23 – 27 stores in Canada and 13 –17 stores in the United States. Our U.S. growth depends, in part, on increasing consumer awareness and consumption of tea in the United States, as well as successfully expanding our operating experience in Canada to the United States.

Our ability to successfully open and operate new stores depends on many factors, including:

•	Our ability to increase brand awareness in the United States and to increase tea consumption in areas where we open stores;

•	the identification and availability of suitable sites for store locations, the availability of which is beyond our control;

•	the negotiation of acceptable lease terms;

•	the maintenance of adequate distribution capacity, information systems and other operational system capabilities;

•	integrating new stores into our existing buying, distribution and other support operations;

•	the hiring, training and retention of store management and other qualified personnel;

•	assimilating new store employees into our corporate culture;

•	increased competitive activity;

•	the effective sourcing and management of inventory to meet the needs of our stores on a timely basis; and

•	the availability of sufficient levels of cash flow and financing to support our expansion.

Unavailability of attractive store locations, delays in the acquisition or opening of new stores, delays or costs resulting from a decrease in commercial development due to capital constraints, difficulties in staffing and operating new store locations or lack of customer acceptance of stores in new market areas may negatively impact our new store growth and the costs or the profitability associated with new stores.

Additionally, some of our new stores may be located in areas where we have little experience or a lack of brand recognition, particularly in the United States. Those markets may have different competitive conditions, market conditions, consumer tastes and discretionary spending patterns than our existing markets, which may cause these new stores to be less successful than stores in our existing markets. Other new stores may be located in areas where we have existing stores. Although we have experience in these markets, increasing the number of locations in these markets may result in inadvertent over‑saturation of markets and temporarily or permanently divert customers and sales from our existing stores, thereby adversely affecting our overall financial performance.

Accordingly, we may not achieve our planned growth and, even if we are able to grow our store base as planned, new stores may not perform as planned. If we fail to successfully implement our growth strategy, we will not be able to sustain the rapid growth in sales and profits that we expect, which would likely have an adverse impact on the price of our common shares.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in new markets, such as the United States, where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

Our limited operating experience and limited brand recognition in the United States may limit our expansion strategy and cause our business and growth to suffer.

Our future growth depends, to a considerable extent, on our expansion efforts outside of Canada into the United States. Our current operations are based largely in Canada. We have a limited number of customers and limited experience in operating outside of Canada. We also have limited experience with legal environments and market practices outside of Canada and we may not be able to penetrate or successfully operate in any market outside of Canada. In addition, in connection with our initial expansion efforts in the United States, we have experienced longer projected payback periods for our new stores. We may also encounter difficulty expanding in U.S. markets because of limited brand recognition. In particular, our marketing efforts may not prove successful outside of the narrow geographic regions in which they have been used. In addition, because tea consumption is greater in Canada than in the United States on a per capita basis, we may encounter challenges in the United States in establishing consumer awareness and loyalty or interest in our products and our brand to a different degree than in Canada. The expansion into the United States may also present competitive, merchandising, forecasting and distribution challenges that are different from or more severe than those we currently face. Failure to develop new markets outside of Canada or disappointing growth outside of Canada may harm our business and results of operations.

We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect us and our growth plans.

The U.S. and Canadian tea markets are highly fragmented. We compete directly with a large number of relatively small independently-owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and other beverages. We compete with these retailers on the basis of our distinct retail experience, the broad demographic appeal of our brand and innovative tea products, the effectiveness of our grassroots marketing strategy, our versatile store economics and our passionate customer-focused culture supported by our experienced management team and dedicated board members. We must spend considerable resources to differentiate our customer experience. Some of our competitors may have greater financial, marketing and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers. In addition, as we continue to drive growth in the specialty tea retailer category in the United States and Canada, our success, combined with relatively low barriers to entry, may encourage new competitors to enter the market. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

We plan to use cash on hand and cash from operations to finance our growth strategy, and if we are unable to maintain sufficient levels of cash flow we may not meet our growth expectations.

We intend to finance our growth through the net proceeds from our IPO, the cash flows generated by our existing stores and borrowings under our available credit facilities. Our primary sources of financing for our growth are cash on hand and cash from operations. However, if our stores are not profitable or if our store profits decline, we may not have the cash flow necessary in order to pursue or maintain our growth strategy. We may also be unable to obtain any necessary financing on commercially reasonable terms to pursue or maintain our growth strategy. If we are unable to pursue or maintain our growth strategy, the market price of our common shares could decline and our results of operations and profitability could suffer.

The planned addition of a significant number of new stores each year will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Our growth strategy calls for the opening of a significant number of new stores each year and our continued expansion will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with expansion forecasts for the future. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems and to hire, train and retain regional directors, district managers, store managers and other personnel. Implementing new systems, controls and procedures and these additions to our infrastructure and any changes to our existing operational, managerial, administrative and other resources could negatively impact our results of operations and financial condition.

As we expand our store base we may not experience the same increases in comparable sales or profitability that we have experienced in the past.

We may not be able to maintain the levels of comparable sales that we have experienced historically. If our future comparable sales decline or fail to meet market expectations, the price of our common shares could decline. In addition, the aggregate results of operations of our stores have fluctuated in the past and can be expected to continue to fluctuate in the future. A variety of factors affect comparable sales including consumer tastes, competition, current economic conditions, pricing, inflation and weather conditions. These factors may cause our comparable sales results to be materially lower than recent periods and our expectations, which could harm our results of operations and result in a decline in the price of our common shares.

We may be unable to maintain or improve our Adjusted EBITDA margin, which could adversely affect our financial condition and ability to grow.

Although we believe we can expand our Adjusted EBITDA margin to the high teens over the long term, reaching that target depends on our ability to successfully manage our operating costs and capture certain efficiencies of scale that we expect to achieve from our expansion. If we are not able to continue our cost discipline, improve our systems, maintain appropriate labor levels and capture certain efficiencies of scale, or if increased competition imposes pricing pressures or our input prices increase, such as the price of tea, materials used in our pre-packaged teas, tea sachets and tea-related gifts, accessories and foods and labor, our Adjusted EBITDA margin may not expand as anticipated and could even stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations.

Any decrease in customer traffic in the shopping malls or other locations in which our stores are located could cause our sales to be less than expected.

Our stores are located in shopping malls, including lifestyle centers and outlets, and on street locations. Sales at these stores are derived, to a significant degree, from the volume of customer traffic in those locations and in the surrounding area. Our stores benefit from the current popularity of shopping malls and centers as shopping destinations and their ability to generate customer traffic in the vicinity of our stores. Our sales volume and customer traffic may be adversely affected by, among other things:

•	economic downturns in the United States, Canada or regionally;

•	increases in fuel prices;

•	changes in consumer demographics;

•	a decrease in popularity of shopping malls or centers in which a significant number of our stores are located;

•	the closing of a shopping mall’s or center’s “anchor” store or the stores of other key tenants, or;

•	a deterioration in the financial condition of shopping mall and center operators or developers which could, for example, limit their ability to maintain and improve their facilities.

A reduction in customer traffic as a result of these or any other factors could have a material adverse effect on our business and results of operations.

In addition, severe weather conditions and other catastrophic occurrences in areas in which we have stores may have a material adverse effect on our results of operations. Such conditions may result in physical damage to our stores, loss of inventory, decreases in customer traffic and closure of one or more of our stores. Any of these factors may disrupt our business and have a material adverse effect on our financial condition and results of operations.

If we are unable to attract, train, assimilate and retain employees that embody our culture, including store personnel, store and district managers and regional directors, we may not be able to grow or successfully operate our business.

Our success depends in part upon our ability to attract, train, assimilate and retain a sufficient number of employees, including Tea Guides, store managers, district managers and regional directors, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Our planned growth will require us to attract, train and assimilate even more personnel. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively impact our operations.

Because our business is highly concentrated on a single, discretionary product category, loose leaf teas, pre-packaged teas, tea sachets, tea-related gifts, accessories and food and beverages, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing and selling loose leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumer tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness by consumers, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. Our financial performance may become susceptible to economic and other conditions in regions or states where we have a significant number of stores. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

We rely on independent certification for a number of our products and our marketing of products marked “organic”, “fair trade” and “Kosher”. Loss of certification within our supply chain or as related to our manufacturing process or failure to comply with government regulations pertaining to the use of the term organic could harm our business.

We rely on independent certification, such as certifications of our products as “organic,” “Fair Trade,” or “Kosher,” to differentiate some of our products from others. We offer one of the largest certified organic collections of tea in North America amongst branded tea retailers. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

In addition, the U.S. Department of Agriculture and the Canadian Food Inspection Agency require that our certified organic products meet certain consistent, uniform standards. Compliance with such regulations could pose a significant burden on some of our suppliers, which could cause a disruption in some of our product offerings. Moreover, in the event of actual or alleged non‑compliance, we might be forced to find an alternative supplier, which could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to source, develop and market new varieties of teas and tea blends, tea-related gifts, accessories and foods that meet our high standards and customer preferences.

We currently offer approximately 150 varieties of teas and tea blends, including 75 new teas and tea blends each year, and a wide assortment of tea-related gifts, accessories and foods. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods that consumers want to buy could lead to a decrease in our sales and profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea, tea accessories and food and beverages, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with high‑quality teas, tea accessories and food and beverages. Concerns regarding the safety of our teas, tea accessories and food and beverages or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving teas, tea accessories and food and beverages sold at our stores, could discourage consumers from buying our teas, tea accessories and food and beverages and have an adverse effect on our brand, reputation and operating results.

Furthermore, the sale of teas, tea accessories and food and beverages entails a risk of product liability claims and the resulting negative publicity. For example, tea supplied to us may contain contaminants that, if not detected by us, could result in illness or death upon their consumption. Similarly, tea accessories and food and beverages could contain contaminants or contain design or manufacturing defects that could result in illness, injury or death. It is possible that product liability claims will be asserted against us in the future.

We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recall could, individually and in the aggregate, be significant in any given fiscal year. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our teas, tea accessories and food and beverages and have a negative impact on our future sales and results of operations.

Any loss of confidence on the part of our customers in the safety and quality of our teas, tea accessories and food and beverages would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of quality teas, tea accessories and food and beverages and could significantly reduce our brand value. Issues regarding the safety of any teas, tea accessories and food and beverages sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media platforms, and other forms of Internet‑based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely affect our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices by unaffiliated third parties, whether seeking to pass themselves off as us or not, at any time, which may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

Because we rely on a limited number of third‑party suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of vendors to supply us with straight tea and specially blended teas on a continuous basis. Our financial performance depends in large part on our ability to purchase tea in sufficient quantities at competitive prices from these vendors. In general, we do not have long‑term purchase contracts or other contractual assurances of continued supply, pricing or exclusive access to products from these vendors.

Any of our suppliers or manufacturers could discontinue supplying us with teas in sufficient quantities for a variety of reasons. The benefits we currently experience from our supplier and manufacturer relationships could be adversely affected if they:

•	raise the prices they charge us;

•	discontinue selling products to us;

•	sell similar or identical products to our competitors; or

•

enter into arrangements with competitors that could impair our ability to sell our suppliers’ and manufacturers’ products, including by giving our competitors exclusive licensing arrangements or exclusive access to tea blends or limiting our access to such arrangements or blends.

During Fiscal 2015, our five largest vendors represented approximately 73% of our total loose‑leaf tea inventory purchases. Any disruption to these relationships could have a material adverse effect on our business.

Events that adversely affect our vendors could impair our ability to obtain inventory in the quantities and at the quality that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences.

More generally, if we experience significant increased demand for our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, or need to replace an existing vendor, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and that any new vendor may not allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. In particular, the loss of a tea vendor would necessitate that we work with our new vendors to replicate our tea blends, which could result in our inability to sell such tea blends for a period of time or in a change of quality in our tea blends. Any delays, interruption or increased costs in the supply of loose‑leaf teas or the manufacture of our pre-packaged teas, tea sachets and tea-related gifts, accessories and foods could have an adverse effect on our ability to meet customer demand for our products and result in lower sales and profitability both in the short and long term.

A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, as a result of weather conditions, earthquakes, crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

The supply and price of tea and ingredients used in our tea blends are subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our teas can be affected by multiple factors in tea‑producing countries, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire tea harvests may be lost or may be negatively impacted in some geographic areas. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Tea may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, available technologies to control such conditions may not continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Our success depends substantially upon the continued retention of our senior management.

Our future success is substantially dependent on the continued service of certain members of our senior management, including Sylvain Toutant, our President and Chief Executive Officer, and Luis Borgen, our Chief Financial Officer. Messrs. Toutant and Borgen play an integral role in determining our strategic direction and for executing our growth strategy and are important to our brand, culture and the positive business reputation we enjoy with our customers and vendors. The loss of the services of either of these executives could have a material adverse effect on our business and prospects, as we may not be able to find suitable individuals to replace them on a timely basis, if at all. In addition, any such departure could be viewed negatively by investors and analysts, which could cause the price of our common shares to decline.

We rely significantly on information technology systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to operate our business effectively.

We rely on our information technology systems to effectively manage our business data, communications, point‑of‑sale, supply chain, order entry and fulfillment, inventory and warehouse and distribution centers and other business processes. The failure of our systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales, causing our business to suffer. Despite any precautions we may take, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, power outages, viruses, security breaches, cyber-attacks and terrorism, including breaches of our transaction processing or other systems that could result in the compromise of confidential company, customer or employee data. We maintain disaster recovery procedures, but there is no guarantee that these will be adequate in all circumstances. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Furthermore, our ability to conduct our website operations may be affected by changes in foreign, state, provincial and federal privacy laws and we could incur significant costs in complying with the multitude of foreign, state, provincial and federal laws regarding the unauthorized disclosure of personal information. Although we carry business interruption insurance, our coverage may not be sufficient to compensate us for potentially significant losses in connection with the risks described above.

In addition, we sell merchandise over the Internet through our website. Our website operations may be affected by our reliance on third‑party hardware and software providers, whose products and services are not within our control, making it more difficult for us to correct any defects; technology changes; risks related to the failure of computer systems through which we conduct our website operations; telecommunications failures; security breaches or attempts thereof; and, similar disruptions. Third‑party hardware and software providers may not continue to make their products available to us on acceptable terms, or at all and such providers may not maintain policies and practices regarding data privacy and security in compliance with all applicable laws. Any impairment in our relationships with such providers could have an adverse effect on our business.

Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws and enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data, including personally identifiable information, provided to us through online activities and other customer interactions in our business. Our current and future marketing programs depend on our ability to collect, maintain and use this information, and our ability to do so is subject to evolving international and U.S. and Canadian federal, state and/or provincial laws and enforcement trends with respect to the foregoing. We strive to comply with all applicable laws and other legal obligations relating to privacy, data protection and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other rules or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to proceedings or actions against us by governmental entities or others. Any such proceeding or action could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability.

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. If applicable data privacy and marketing laws become more restrictive at the international, federal, state or provincial levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Data security breaches and attempts thereof could negatively affect our reputation, credibility and business.

We collect and store personal information relating to our customers and employees, including their personally identifiable information, and rely on third parties for the operation of our e‑commerce site and for the various social media tools and websites we use as part of our marketing strategy. Consumers are increasingly concerned over the security of personal information transmitted over the Internet (or through other mechanisms), consumer identity theft and user privacy. Any perceived, attempted or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility, reduce our e‑commerce sales, impair our ability to attract website visitors, reduce our ability to attract and retain customers and could result in litigation against us or the imposition of significant fines or penalties. We cannot assure you that any of our third‑party service providers with access to such personally identifiable information will maintain policies and practices regarding data privacy and security in compliance with all applicable laws, or that they will not experience data security breaches or attempts thereof which could have a corresponding adverse effect on our business.

Recently, data security breaches suffered by well‑known companies and institutions have attracted a substantial amount of media attention, prompting new foreign, federal, provincial and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products, resulting in increased compliance costs.

Fluctuations in our results of operations for the fourth fiscal quarter would have a disproportionate effect on our overall financial condition and results of operations.

Our business is seasonal and, historically, we have realized a higher portion of our sales, net income and cash flow from operations in the fourth fiscal quarter, due to the impact of the holiday selling season. Any factors that harm our fourth fiscal quarter operating results, including disruptions in our supply chain, adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and maintain higher quantities of inventory than we would carry at other times of the year. As a result, our working capital requirements also fluctuate during the year, increasing in the second and third fiscal quarters in anticipation of the fourth fiscal quarter. Any unanticipated decline in demand for our loose‑leaf teas, pre‑packaged teas, tea sachets, tea-related gifts, accessories and foods during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could diminish our brand and reduce our sales and gross profit.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the timing of new store openings and the sales contributed by new stores. As a result, historical period‑to‑period comparisons of our sales and operating results are not necessarily indicative of future period‑to‑period results. You should not rely on the results of a single fiscal quarter, particularly the fourth fiscal quarter holiday season, as an indication of our annual results or our future performance.

Third‑party failure to deliver merchandise from our distribution centers to our stores and e‑commerce customers could result in lost sales or reduced demand for our teas, tea accessories and food and beverages.

We currently rely upon third‑party transportation providers for all of our product shipments from our distribution centers to our stores and e‑commerce customers. Our utilization of third‑party delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact third parties’ abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and foods profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our teas are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, accessories and foods is currently manufactured, outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, tea accessories and foods available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

In addition, there is a risk that our suppliers and manufacturers could fail to comply with applicable regulations, which could lead to investigations by U.S., Canadian or foreign government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or exports or otherwise negatively affect our business.

Fluctuations in foreign currency exchange rates may affect our price negotiations with our third‑party suppliers and manufacturers.

Substantially all of our suppliers and manufacturers are located outside of Canada and changes in the exchange rates between the Canadian dollar and the U.S. dollar and Euro may have a significant, and potentially adverse, effect on our price negotiations with such parties. If the Canadian dollar weakens against any such currencies, our suppliers and manufacturers may attempt to renegotiate the terms of their arrangements with us, which may have a negative effect on our operating results.

Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of common shares and any dividends that we may pay.

Sales in the United States accounted for approximately 8%, 9% and 14% of our total sales for Fiscal 2013, Fiscal 2014 and Fiscal 2015, respectively. The reporting currency for our combined consolidated financial statements is the Canadian dollar. In the future, we expect to derive an increasing portion of our sales and incur a significant portion of our operating costs in the United States, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Because we recognize sales in the United States in U.S. dollars, if the U.S. dollar weakens against the Canadian dollar it would have a negative impact on our U.S. operating results upon translation of those results into Canadian dollars for the purposes of consolidation. Any hypothetical reduction in sales could be partially or completely offset by lower cost of sales and lower selling, general and administration expenses that are generated in U.S. dollars.

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively impacts our gross profit margin. During the year, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, these may be inadequate in offsetting any gains and losses in foreign currency transactions, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our earnings per share are reported in Canadian dollars, and accordingly may be translated into U.S. dollars by analysts or our investors. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we will declare dividends, if any, in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

A widespread health epidemic could adversely affect our business.

Our business could be severely affected by a widespread regional, national or global health epidemic. A widespread health epidemic may cause customers to avoid public gathering places such as our stores or otherwise change their shopping behaviors. Additionally, a widespread health epidemic could adversely affect our business by disrupting production of products to our stores and by affecting our ability to appropriately staff our stores.

Changes in accounting standards may materially impact reporting of our financial condition and results from operations.

Accounting principles as per the International Financial Reporting Standards and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, intangible assets, store closures, sales, leases, insurance, income taxes, stock-based compensation, are complex and involved subjective judgements. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported income or loss without a comparable underlying change in cash flows from operations. As a result, changes in accounting standards may materially impact our reported financial condition and results from operations.

Specifically, changes to financial accounting standards will require operating leases to be recognized on our balance sheet. We have significant obligations relating to our current operating leases, as all our existing stores are subject to leases, which have an average remaining terms of 6.5 years, and as of January 30, 2016, we had undiscounted operating lease commitments of approximately $127.1 million, scheduled through 2026, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected in liabilities on our consolidated balance sheets. During Fiscal 2015, our rent expense charged under operating leases was approximately $22.7 million.

The International Accounting Standards Board (“IASB”) released IFRS 16, “Leases” (“IFRS 16”) replacing IAS 17, “Leases”. This standard requires lessees to recognize assets and liabilities for most leases. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. We are currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

We are subject to potential challenges relating to overtime pay and other regulations that impact our employees, which could cause our business, financial condition, results of operations or cash flows to suffer.

Various labor laws, including U.S. federal, U.S. state and Canadian federal and provincial laws, among others, govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates and citizenship requirements. These laws change frequently and may be difficult to interpret and apply. In particular, as a retailer, we may be subject to challenges regarding the application of overtime and related pay regulations to our employees. A determination that we do not comply with these laws could harm our brand image, business, financial condition and results of operation. Additional government‑imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also cause our business, financial condition, results of operations or cash flows to suffer.

Litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions and intellectual property claims, is inherently difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. Regardless of the outcome or merit, the cost to defend future litigation may be significant and result in the diversion of management and other company resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our failure to comply with existing or new regulations, both in the United States and Canada, or an adverse action regarding product claims or advertising could have a material adverse effect on our results of operations and financial condition.

Our business operations, including labeling, advertising, sourcing, distribution and sale of our products, are subject to regulation by various federal, state and local government entities and agencies, particularly the Food and Drug Administration, or the FDA, the Federal Trade Commission, or the FTC, and the Office of Foreign Asset Control, or OFAC, in the United States, as well as Canadian entities and agencies, including the Canadian Food Inspection Agency. From time to time, we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings. Failure to comply with applicable regulations or withstand such challenges could result in changes in our supply chain, product labeling, packaging or advertising, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition.

In addition, consumers who allege that they were deceived by any statements that were made in advertising or labeling could bring a lawsuit against us under consumer protection laws. If we were subject to any such claims, while we would defend ourselves against such claims, we may ultimately be unsuccessful in our defense. Defending ourselves against such claims, regardless of their merit and ultimate outcome, would likely result in a significant distraction for management, be lengthy and costly and could adversely affect our results of operations and financial condition. In addition, the negative publicity surrounding any such claims could harm our reputation and brand image.

We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. We pursue the registration of our domain names, trademarks, service marks and patentable technology in Canada, the United States and in certain other jurisdictions. In particular, our trademarks, including our registered DAVIDsTEA and DAVIDsTEA logo design trademarks and the unregistered names of a significant number of the varieties of specially blended teas that we sell, are valuable assets that reinforce the distinctiveness of our brand and our customers’ favorable perception of our stores.

We also strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions with our employees, contractors (including those who develop, source, manufacture, store and distribute our tea blends, tea accessories and other tea‑related merchandise), vendors and other third parties. However, we may not enter into confidentiality and/or invention assignment agreements with every employee, contractor and service provider to protect our proprietary information and intellectual property ownership rights. Those agreements that we do execute may be breached, resulting in the unauthorized use or disclosure of our proprietary information. Individuals not subject to invention assignments agreements may make adverse ownership claims to our current and future intellectual property, and even the existence of executed confidentiality agreements may not deter independent development of similar intellectual property by others. In addition, although we have exclusivity agreements with each of our significant suppliers who performs blending services for us, or who has access to our designs, we may not be able to successfully protect the tea blends and designs to which such suppliers have access under trade secret laws, and the periods for exclusivity governing our tea blends last for periods as brief as 18 months. Unauthorized disclosure of or claims to our intellectual property or confidential information may adversely affect our business.

From time to time, third parties have used our trade dress and/or sold our products using our name without our consent, and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case‑by‑case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, both in terms of initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. Our trademark rights and related registrations may be challenged in the future and could be opposed, canceled or narrowed. Our failure to register or protect our trademarks could prevent us in the future from using our trademarks or challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, impede our marketing efforts, negatively affect customers’ perception of our brand, stores and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims brought by or against us could result in substantial costs and a significant distraction for management and have a negative impact on our business. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third‑party intellectual property rights, or that we will not be accused of doing so in the future.

In addition, although we have also taken steps to protect our intellectual property rights internationally, the laws of certain foreign countries may not protect intellectual property to the same extent as do the laws of the United States and Canada and mechanisms for enforcement of intellectual property rights may be inadequate in those countries. Other entities may have rights to trademarks that contain portions of our marks or may have registered similar or competing marks in foreign countries. There may also be other prior registrations in other foreign countries of which we are not aware. We may need to expend additional resources to defend our trademarks in these countries, and the inability to defend such trademarks could impair our brand or adversely affect the growth of our business internationally.

We are subject to the risks associated with leasing substantial amounts of space and are required to make substantial lease payments under our operating leases. Any failure to make these lease payments when due would likely harm our business, profitability and results of operations.

We do not own any real estate. Instead, we lease all of our store locations, our corporate offices in Montréal, Canada and Waltham, Massachusetts and our distribution center in Montréal, Canada. Our store leases typically have ten‑year terms and generally require us to pay total rent per square foot that is reflective of our small average store square footage and premium locations. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. As our stores mature and as we expand our store base, our lease expense and our cash outlays for rent under our lease agreements will increase. Our substantial operating lease obligations could have significant negative consequences, including:

•	requiring that an increased portion of our cash from operations and available cash be applied to pay our lease obligations, thus reducing liquidity available for other purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our flexibility to plan for or react to changes in our business or in the industry in which we compete; and

•	limiting our ability to obtain additional financing.

We depend on cash flow from operations to pay our lease expenses, finance our growth capital requirements and fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities to fund these requirements, we may not be able to achieve our growth plans, fund our other liquidity and capital needs or ultimately service our lease expenses, which would harm our business.

If an existing or future store is not profitable, and we decide to close it, we may nonetheless remain committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, as our leases expire, we may fail to negotiate renewals on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Even if we are able to renew existing leases, the terms of such renewal may not be as attractive as the expiring lease, which could materially and adversely affect our results of operations. Of our current stores, one store leases expires without an option to renew in Fiscal 2016 and two store leases expire without an option to renew in Fiscal 2017. Our inability to enter into new leases or renew existing leases on terms acceptable to us or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our ability to use our net operating loss carryforwards in the United States may be subject to limitation in the event we experience an “ownership change.”

As of January 30, 2016, we had U.S. federal net operating loss carryforwards of $9.7 million. Our U.S. federal net operating loss carryforwards begin to expire during the years 2033 and 2036.

Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders who own at least 5% of our common shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Our initial public offering, together with other transactions that have occurred since our inception and that may occur in the future, could trigger such an “ownership change” pursuant to Section 382. Accordingly, the application of Section 382 could have a material effect on the use of our net operating loss carryforwards, which could adversely affect our future cash flow from operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results from operations and financial condition.

We are subject to taxes by the U.S. federal and state tax authorities as well as Canadian federal, provincial and local tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowance;
•	tax effects of stock-based compensation;
•	changes in tax laws, regulations or interpretations thereof; or
•	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by these tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Risks Relating to Ownership of Our Common Shares

We have a majority shareholder, which may limit your ability to influence corporate matters.

Rainy Day Investments Ltd., or Rainy Day, owns a majority of our common shares. Accordingly, Rainy Day has the ability to influence the outcome of any corporate transaction or other matter submitted to shareholders for approval and the interests of Rainy Day may differ from the interests of our other shareholders. Because we are incorporated in Canada, certain matters, such as amendments to our articles of incorporation or votes regarding a potential merger or a sale of all or substantially all of our assets, require approval of at least two thirds of our shareholders; Rainy Day’s approval will be required to achieve any such threshold. In addition, because we are a “controlled company,” we are not required to have a majority of our Board of Directors be independent, and we are not required to have our director nominees approved by a committee of independent directors. As a result, Mr. Herschel Segal, one of our directors who is also the 100% owner of Rainy Day, may exert influence over the nomination or appointment of directors. In addition, Rainy Day, as our controlling shareholder, has the power to elect a majority of our directors and, consequently, has a substantial say in the appointment of our executive officers, our management policies and strategic direction. Accordingly, should the interests of Rainy Day differ from those of other shareholders, the other shareholders may not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance-rules for non-controlled issuers.

Taking advantage of the reduced disclosure requirements applicable to “emerging growth companies” may make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a non‑binding shareholder advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information that they may deem important.

We currently utilize and intend to continue to utilize the exemptions described above for so long as we are an emerging growth company. We could be an emerging growth company for up to five years after our initial public offering, although circumstances could cause us to lose that status earlier, including if our total annual gross revenues exceed US$1.0 billion, if we issue more than US$1.0 billion in non‑convertible debt securities during any three‑year period, or if we are a large accelerated filer and the market value of our common shares held by non‑affiliates exceeds US$700 million as of the end of any second quarter before that time.

Investors may find our common shares less attractive because we elect to rely on these exemptions and taking advantage of these exemptions could result in less active trading or more volatility in the price of our common shares.

As a foreign private issuer, we are not subject to certain U.S. securities law disclosure requirements that apply to a domestic U.S. issuer, which may limit the information publicly available to our shareholders.

As a foreign private issuer we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act and therefore there may be less publicly available information about us than if we were a U.S. domestic issuer. For example, we are not subject to the proxy rules in the United States and disclosure with respect to our annual meetings will be governed by Canadian requirements. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short‑swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and principal shareholders purchase or sell our shares. Furthermore, as a foreign private issuer, we may take advantage of certain provisions in the NASDAQ listing rules that allow us to follow Canadian law for certain governance matters.

If we are unable to implement and maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. In addition, beginning with our second Annual Report on Form 10-K, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes‑Oxley Act. Our independent registered public accounting firm is not required to express an opinion as to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company,” as defined in the JOBS Act. At such time, however, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time‑consuming, costly and complicated. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner or if our management is unable to report that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an “emerging growth company,” investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares could be negatively affected. We could also become subject to investigations by the NASDAQ Global Market on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our stock price may be volatile or may decline regardless of our operating performance.

Shares of our common shares were sold in our IPO on June 5, 2015 at a price to the public of US$19.00 per share, and our common shares has subsequently traded as high as US$29.97 and as low as US$9.19 during the period from our IPO to January 30, 2016.

An active, liquid and orderly market for our common shares may not be sustained, which could depress the trading price of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common shares, regardless of our actual operating performance. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions and Canadian dollar exchange rate relative to the U.S. dollar, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	conditions or trends affecting our industry or the economy globally; in particular, in the retail sales environment;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;

•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;

•	variations in our operating performance and the performance of our competitors;

•	seasonal fluctuations;

•	our entry into new markets;

•	timing of new store openings and our levels of comparable sales;

•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our shares;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships or divestitures;

•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers or significant shareholders;

•	additions or departures of key personnel;

•	significant developments relating to our relationships with business partners, vendors and distributors;

•	regulatory developments negatively affecting our industry;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;

•	speculation about our business in the press or investment community;

•	investors’ perception of the retail industry in general and our Company in particular; and

•	other events beyond our control such as major catastrophic events, weather and war.

These and other factors, many of which are beyond our control, may cause our operating results and the market price and demand for our shares to fluctuate substantially. Fluctuations in our quarterly operating results could limit or prevent investors from readily selling their shares and may otherwise negatively affect the market price and liquidity of our shares. In addition, in the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. If any of our shareholders brought a lawsuit against us, we could incur substantial costs defending the lawsuit. Such a lawsuit could also divert the time and attention of our management from our business, which could significantly harm our profitability and reputation.

As we do not currently expect to pay any cash dividends on our common shares, you may not receive any return on investment unless you sell your common shares for a price greater than that which you paid for it.

The continued operation and expansion of our business will require substantial funding. Accordingly, we do not anticipate paying any regular cash dividends on our common shares. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur. Therefore, any return on investment in our common shares is solely dependent upon the appreciation of the price of our common shares on the open market, which may not occur.

Our articles, bylaws and certain Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our articles of amendment and bylaws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares.

For instance, our bylaws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings.

The Investment Canada Act requires that a “non‑Canadian,” as defined therein, file an application for review with the Minister responsible for the Investment Canada Act and obtain approval of the Minister prior to acquiring control of a Canadian business, where prescribed financial thresholds are exceeded. Otherwise, there are no limitations either under the laws of Canada or in our articles on the rights of non‑Canadians to hold or vote our common shares.

Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Because we are a federally incorporated Canadian corporation and the majority of our directors and officers are resident in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States.

We are a federally incorporated Canadian corporation with our principal place of business in Canada. A majority of our directors and officers and the auditors named herein are residents of Canada and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on July 30, 2016. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on July 30, 2016 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2016, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we will not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP in the future.

There could be adverse tax consequence for our shareholders in the United States if we are a passive foreign investment company.

Under United States federal income tax laws, if a company is, or for any past period was, a passive foreign investment company (“PFIC”), it could have adverse United States federal income tax consequences to U.S. shareholders even if the company is no longer a PFIC. The determination of whether we are a PFIC is a factual determination made annually based on all the facts and circumstances and thus is subject to change, and the principles and methodology used in determining whether a company is a PFIC are subject to interpretation. While we do not believe that we currently are or have been a PFIC, we could be a PFIC in the future. United States purchasers of our common shares are urged to consult their tax advisors concerning United States federal income tax consequences of holding our common shares if we are considered to be a PFIC.

If we are a PFIC, U.S. holders would be subject to adverse U.S. federal income tax consequences, such as ineligibility for any preferred tax rates on capital gains or on actual or deemed dividends, interest charges on certain taxes treated as deferred, and additional reporting requirements under U.S. federal income tax laws or regulations. Whether or not U.S. holders make a timely qualified electing fund, or QEF, election or mark‑to‑market election may affect the U.S. federal income tax consequences to U.S. holders with respect to the acquisition, ownership and disposition of our common shares and any distributions such U.S. holders may receive. Investors should consult their own tax advisors regarding all aspects of the application of the PFIC rules to our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

Our principal executive and administrative offices are located at 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2. We also lease office space outside of Boston, Massachusetts. We currently lease one warehouse and distribution center located in Montréal, Québec, which we opened in July 2010. See “Item 1. Business — Warehouse and Distribution Facilities” above for further information.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate	Lease
Location	Use	Square Feet	Renewal Date
Montréal, Québec	Executive and Administrative Offices	22,000	October 31, 2018
Montréal, Québec	Distribution Center	60,000	June 30, 2016
Waltham, Massachusetts	Executive and Administrative Offices	3,000	April 30, 2018

As of January 30, 2016, we operated 193 company-operated stores consisting of approximately 260,000 gross square feet. All of our stores are leased from third parties and the leases typically have 10 year terms. Most leases for our retail stores provide for a minimum rent, typically including rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of January 30, 2016:

Number of
Location	Stores
Alberta, Canada	22
British Columbia, Canada	27
Manitoba, Canada	5
Newfoundland, Canada	2
New Brunswick, Canada	3
Nova Scotia, Canada	3
Ontario, Canada	54
Prince Edward Island, Canada	1
Québec, Canada	36
Saskatchewan, Canada	3
California	9
Connecticut	2
Illinois	6
Indiana	1
Massachusetts	7
Minnesota	1
New Jersey	1
New York	7
Ohio	1
Pennsylvania	1
Vermont	1

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or on our results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been listed on the NASDAQ Global Market under the symbol "DTEA" since June 2015. The following table sets forth, for the periods indicated, the high and low sale prices of our common shares reported by the NASDAQ Global Market for the periods indicated:

	Common Share Price (US$)
	(NASDAQ Stock Market)
	High	Low
Fiscal Year Ended January 30, 2016
Fourth Quarter	$15.54	$9.19
Third Quarter	17.84	11.74
Second Quarter (1)	29.97	15.68

(1)	Represents the period from June 5, 2015 through August 1, 2015, the end of our second fiscal quarter.

As of April 11, 2016, there were approximately 16 holders of record of our common shares.

We have never declared or paid regular cash dividends on our common shares. We currently expect to retain all future earnings for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on a number of factors, including our earnings, capital requirements, overall financial condition, and contractual restrictions, including restrictions contained in any agreements governing any indebtedness we may incur.

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from June 5, 2015 through January 30, 2016. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of June 5, 2015. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

120
100
80
60
40
20
0
05/06/2015
05/07/2015
05/08/2015
05/09/2015
05/10/2015
05/11/2015
05/12/2015
05/01/2016
DAVIDsTEA
Nasdaq Composite Index
S&P 500 Index
S&P 500 Consumer Discretionary Sector Index

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected  consolidated financial data as of January 30, 2016 and January 31, 2015 and for the years ended January 30, 2016, January 31, 2015, January 25, 2014 and January 26, 2013 presented in this table has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”). These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014	January 26, 2013

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$180,690	$141,883	$108,169	$73,058
Cost of sales	85,359	64,185	48,403	32,177
Gross profit	95,331	77,698	59,766	40,881
Selling, general and administration expenses	80,116	66,565	52,369	37,338
Results from operating activities	15,215	11,133	7,397	3,543
Finance costs	1,051	2,345	1,967	1,829
Finance income	(348)	(133)	(45)	—
Accretion of preferred shares	401	1,044	514	416
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380	8,058	3,960
IPO-related costs	—	856	—	—
Settlement cost related to former option holder	—	520	—	—
Income (loss) before income taxes	(126,763)	6,121	(3,097)	(2,662)
Provision for income tax (recovery)	4,668	(333)	3,067	1,692
Net income (loss)	$(131,431)	$6,454	$(6,164)	$(4,354)
Weighted average number of shares outstanding - basic	19,776,946	11,984,763	11,928,626	12,226,202
Net income (loss) per share:
Basic	(6.65)	0.54	(0.52)	(0.36)
Fully diluted	(6.65)	0.45	(0.52)	(0.36)
Consolidated balance sheet data (at year end):
Cash	$72,514	$19,784
Total assets	158,972	79,060
Long-term debt and finance lease obligations, including current portion	—	10,429
Loan from the controlling shareholder	—	2,952
Preferred shares — Series A, A-1 and A-2	—	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	—	16,427
Total liabilities	24,935	79,106
Total equity (deficiency)	134,037	(46)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this MD&A, we have taken into account all information available to us up to April 12, 2016, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on April 12, 2016.

All financial information contained in this annual MD&A and in the audited annual consolidated financial statements has been prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the IASB, except for certain non-GAAP information discussed in this Annual Report on Form 10-K. As a foreign private issuer, we are permitted to file our audited consolidated financial statements with SEC under IFRS without a reconciliation to U.S. generally accepted accounting principle (“GAAP”). As a result, we do not prepare a reconciliation of our results to GAAP. It is possible that certain of our accounting policies could be different from GAAP. All monetary amounts in this MD&A are expressed in Canadian dollars, except for share and per share data and where otherwise indicated.

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as at January 30, 2016 and January 31, 2015 and for the years January 30, 2016, January 31, 2015 and January 25, 2014 which are contained in this Annual Report on Form 10-K.

Accounting Periods

All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016. All references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015 and “Fiscal 2013” to the Company’s fiscal year ended January 25, 2014.

The Company’s fiscal year ends on the last Saturday in January. The year ended January 30, 2016 covers a 52-week period. The year ended January 31, 2015 covers a 53-week fiscal period and the year ended January 25, 2014 covers a 52-week period.

Overview

We are a fast-growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages primarily through 193 company-operated DAVIDsTEA stores as of January 30, 2016, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment, and replicate our store experience online by engaging users with rich content. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Fiscal 2015 Highlights

During Fiscal 2015, we grew our sales from $141.9 million to $180.7 million, representing growth of 27.3% over the prior year. We added 39 net new stores, increasing our store base from 154 to 193 stores, representing growth of 25%. Our Adjusted EBITDA increased from $21.9 million to $24.6 million. Our net cash flows relating to operating activities decreased from $17.0 million to $15.6 million due primarily to the settlement related to cashless exercise of employee stock options and investments in working capital to support the number of stores. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

On June 10, 2015, the Company completed its Initial Public Offering (“IPO”) and issued an aggregate of 3,414,261 common shares for total gross consideration of $79.4 million. Share issuance costs amounted to $10.7 million less a future tax benefit of $2.9 million.

How we assess our performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales.  Sales consist primarily of sales from our retail stores and e-commerce site. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarter because of lower customer traffic in our locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. Purchases of our products can be impacted by a number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence.

Comparable Sales.  Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

The 53rd week in Fiscal 2014 caused a one-week shift in our fiscal calendar. As a result, comparable sales for the 52 weeks of Fiscal 2015 are calculated using the comparable 52 weeks of Fiscal 2014. We compare the 52-week period ended January 30, 2016, with the 52-week period ended January 31, 2015 and the 52-week period ended January 31, 2015 to the 52-week period ended January 25, 2014. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

Measuring the change in year-over-year comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits to our stores and online;

•	the customer experience we provide in our stores and online;

•	the level of customer traffic near our locations in which we operate;

•	the number of customer transactions and average ticket in our stores and online;

•	the pricing of our tea, tea accessories, and food and beverages;

•	our ability to obtain and distribute product efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores in the vicinity of our stores.

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and AFH sales. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

Gross Profit.  Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, store occupancy costs and distribution costs.

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

Results from Operating Activities.  Results from operating activities consist of our gross profit less our selling, general and administration expenses.

Finance Costs.  Finance costs consists of cash and imputed non-cash charges related to our credit facility, long-term debt, finance lease obligations, the loan from the controlling shareholder and the Series A, A-1 and A-2 preferred shares.

Finance Income.  Finance income consists of interest income on cash balances.

Provision for Income Tax.  Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. For a reconciliation of net income (loss) to Adjusted EBITDA, refer to page 36 of this Annual Report on Form 10-K.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the year indicated:

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014

Consolidated statement of income (loss) data:
Sales	$180,690	$141,883	$108,169
Cost of sales	85,359	64,185	48,403
Gross profit	95,331	77,698	59,766
Selling, general and administration expenses	80,116	66,565	52,369
Results from operating activities	15,215	11,133	7,397
Finance costs	1,051	2,345	1,967
Finance income	(348)	(133)	(45)
Accretion of preferred shares	401	1,044	514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380	8,058
IPO-related costs	—	856	—
Settlement cost related to former option holder	—	520	—
Income (loss) before income taxes	(126,763)	6,121	(3,097)
Provision for income tax (recovery)	4,668	(333)	3,067
Net income (loss)	$(131,431)	$6,454	$(6,164)
Percentage of sales:
Sales	100.0%	100.0%	100.0%
Cost of sales	47.2%	45.2%	44.7%
Gross profit	52.8%	54.8%	55.3%
Selling, general and administration expenses	44.3%	46.9%	48.4%
Results from operating activities	8.5%	7.9%	6.9%
Finance costs	0.6%	1.7%	1.8%
Finance income	(0.2%)	(0.1%)	—
Accretion of preferred shares	0.2%	0.7%	0.5%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	78.0%	0.3%	7.5%
IPO-related costs	—	0.6%	—
Settlement cost related to former option holder	—	0.4%	—
Income (loss) before income taxes	(70.1%)	4.3%	(2.9%)
Provision for income tax (recovery)	2.6%	(0.2%)	2.8%
Net income (loss)	(72.7%)	4.5%	(5.7%)
Other financial and operations data (unaudited):
Adjusted EBITDA (1)	$24,606	$21,905	$14,222
Adjusted EBITDA as a percentage of sales	13.6%	15.4%	13.1%
Number of stores at end of year	193	154	124
Comparable sales growth for year (2)	6.6%	11.1%	17.8%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted EBITDA is not a presentation made in accordance with IFRS, and the use of the term Adjusted EBITDA may differ from similar measures reported by other companies. We believe that Adjusted EBITDA provides investors with useful information with respect to our historical operations. Adjusted EBITDA is not a measurement of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted EBITDA is frequently used by securities analysts, lenders and others in their evaluation of companies, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

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

The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

	For the year ended
(in thousands)	January 30, 2016	January 31, 2015	January 25, 2014

Net income (loss)	$(131,431)	$6,454	$(6,164)
Finance costs	1,051	2,345	1,967
Finance income	(348)	(133)	(45)
Depreciation and amortization	6,445	5,447	4,745
Loss on disposal of property and equipment	5	31	—
Provision for income tax (recovery)	4,668	(333)	3,067
EBITDA	$(119,610)	$13,811	$3,570
Additional adjustments:
Stock-based compensation expense (a)	1,749	947	228
Impairment of property and equipment (b)	—	2,740	1,192
Provision (recovery) for onerous contracts (c)	(265)	805	—
Deferred rent (d)	1,165	802	660
Loss on disposal of property and equipment (e)	292	—	—
Accretion of preferred shares (f)	401	1,044	514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (g)	140,874	380	8,058
IPO-related costs (h)	—	856	—
Settlement costs related to former option holder (i)	—	520	—
Adjusted EBITDA	$24,606	$21,905	$14,222

(a)	Represents non-cash stock-based compensation expense.

(b)	Represents costs related to impairment of property, equipment and intangible assets for stores in the United States.

(c)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.

(e)	Represents non-cash costs related to closure of one store due to termination of sub-lease.

(f)	Represents non-cash accretion expense on our preferred shares. In connection with our IPO on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(g)	Represents non-cash market loss for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with our IPO, this liability was converted into equity.

(h)	Represents fees and expenses incurred in connection with our IPO.

(i)	Represents costs incurred to settle a dispute with a former option holder.

Fiscal Year Ended January 30, 2016 Compared to Fiscal Year Ended January 31, 2015

Sales.  Sales for Fiscal 2015 increased 27.3%, or $38.8 million, to $180.7 million from $141.9 million in Fiscal 2014, comprising $26.6 million in comparable sales and $12.2 million in non‑comparable sales. For Fiscal 2015, comparable sales increased by 6.6% and non‑comparable sales increased primarily due to an additional 39 net stores opened as of the end of Fiscal 2015 as compared to the end of Fiscal 2014 and due to non‑comparable sales for the 30 stores opened in Fiscal 2014.

Gross Profit.  Gross profit increased by 22.7%, or $17.6 million, to $95.3 million in Fiscal 2015 from $77.7 million in Fiscal 2014. Gross profit as a percentage of sales decreased to 52.8% in Fiscal 2015 from 54.8% in Fiscal 2014 driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 20.3%, or $13.5 million, to $80.1 million in Fiscal 2015 from $66.6 million in Fiscal 2014 due primarily to the hiring of additional staff to support the growth of the Company, as well as higher store operating expenses to support the operations of 193 stores as of January 30, 2016 as compared to 154 stores as of January 31, 2015.  As a percentage of sales, selling, general and administration expenses decreased to 44.3% in Fiscal 2015 from 46.9% in Fiscal 2014. Excluding the impact of impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment in Fiscal 2015 and 2014, selling, general and administration expenses increased 26.7% to $79.8 million in Fiscal 2015 from $63.0 million in Fiscal 2014. As a percentage of sales, selling, general and administration expenses excluding the impacts referenced above decreased to 44.2% from 44.4%, due primarily to leveraging of fixed expenses.

Results from Operating Activities.  Results from operating activities increased by 36.9%, or $4.1 million, to $15.2 million in Fiscal 2015 from $11.1 million in Fiscal 2014. Excluding the impact of impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment in Fiscal 2015 and 2014, results from operating activities increased to $15.5 million from $14.7 million in Fiscal 2014.

Finance Costs.  Finance costs decreased by $1.2 million, or 52.2%, to $1.1 million in Fiscal 2015 from $2.3 million in Fiscal 2014, as a result of the repayment of the then-outstanding term loans, loan from the controlling shareholder and amounts borrowed under our Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares to common shares, during the second quarter of Fiscal 2015.

Finance Income.  Finance income increased by $0.2 million, or 200.0%, to $0.3 million in Fiscal 2015 from $0.1 million in Fiscal 2014, as a result of interest income generated on cash proceeds from our IPO.

Provision for Income Tax.  Provision for income tax increased by $5.0 million, to $4.7 million in Fiscal 2015 from a recovery of $0.3 million in Fiscal 2014. The increase in the provision for income taxes was due primarily to a one-time $3.2 million recognition of previously unrecognized U.S. tax losses in Fiscal 2014. Our effective tax rates were (3.7)% and (5.5)% in Fiscal 2015 and 2014, respectively. The effective tax rate of (3.7)% was primarily the result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares, which is not tax deductible.

Fiscal Year Ended January 31, 2015 Compared to Fiscal Year Ended January 25, 2014

Sales.  Sales for Fiscal 2014 increased 31.2%, or $33.7 million, to $141.9 million from $108.2 million in Fiscal 2013, comprising $11.8 million in comparable sales and $21.9 million in non‑comparable sales. Comparable sales increased by 11.1% and non‑comparable sales increased primarily due to an additional 30 stores opened as of the end of Fiscal 2014 as compared to the end of Fiscal 2013 and due to non‑comparable sales for the 20 stores opened in Fiscal 2013.

Gross Profit.  Gross profit increased by 30.0%, or $17.9 million, to $77.7 million in Fiscal 2014 from $59.8 million in Fiscal 2013. Gross profit as a percentage of sales decreased to 54.8% in Fiscal 2014 from 55.3% in Fiscal 2013 due to changes in product mix and higher product costs relating to foreign exchange rates.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 27.1%, or $14.2 million, to $66.6 million in Fiscal 2014 from $52.4 million in Fiscal 2013 due primarily to the operations of 154 stores as of January 31, 2015 as compared to 124 stores as of January 25, 2014, as well as the hiring of additional staff to support our growth. As a percentage of sales, selling, general and administration expenses decreased to 46.9% in Fiscal 2014 from 48.4% in Fiscal 2013 due primarily to the leveraging of store labor and administration expenses. Excluding the impact of charges relating to impairment and onerous contracts, selling, general and administration expenses increased 23.0%, to $63.0 million in Fiscal 2014 from $51.2 million in

Fiscal 2013. As a percentage of sales, selling, general and administration expenses excluding the impact of these charges decreased to 44.4% from 47.3%.

Results from Operating Activities.  Results from operating activities increased by 50.0%, or $3.7 million, to $11.1 million in Fiscal 2014 from $7.4 million in Fiscal 2013. Excluding the impact of charges relating to impairment and onerous contracts, results from operating activities increased to $14.7 million in Fiscal 2014 from $8.6 million in Fiscal 2013.

Finance Costs.  Finance costs increased by $0.4 million, or 19.2%, to $2.3 million in Fiscal 2014 from $2.0 million in Fiscal 2013 as a result of higher accrued dividends on the Series A‑1 and A‑2 preferred shares issued during the year and borrowings under the credit facility for capital expenditures in connection with our store openings and related infrastructure. This was partially offset by a decrease in interest on the loan from the controlling shareholder as a portion of the loan was converted to Series A‑1 and A‑2 preferred shares during Fiscal 2014.

Finance Income.  Finance income increased by $0.1 million, to $0.1 million in Fiscal 2014 from nil in Fiscal 2013.

Provision for Income Tax.  Provision for income tax decreased by $3.4 million, to a recovery of $0.3 million in Fiscal 2014 from a provision of $3.1 million in Fiscal 2013. The change in the provision for income tax was due primarily to the recognition of a deferred tax asset of $3.2 million for previously unrecognized tax losses in the U.S. Our effective tax rates were (5.5) % and (99.0) % in Fiscal 2014 and 2013, respectively. The effective tax rate increased primarily as a result of permanent differences related to the loss from embedded derivative on Series A, A-1 and A-2 preferred shares and accretion relating to our preferred shares.

Liquidity and Capital Resources

As of January 30, 2016 we had $72.5 million of cash primarily held with major Canadian financial institutions. Our working capital was $82.8 million as of January 30, 2016, compared to $18.9 million as at January 31, 2015.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During Fiscal 2015, capital expenditures totaled $18.0 million. We devoted approximately 85% of our capital budget to construct, lease and open 27 new stores in Canada and 13 new stores in the United States, as well as renovate a number of existing stores. The remainder of the capital budget used to make continued investments in our infrastructure.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Historically, we have funded our capital expenditures and working capital requirements with borrowings under our long-term debt and finance lease facilities and revolving credit facilities. In Fiscal 2015, following our IPO, we funded our capital expenditures and working capital requirements with cash from our IPO and net cash from our operating activities.

On June 10, 2015, we completed an IPO and issued an aggregate of 3,414,261 common shares for a total gross proceeds to the company of $79.4 million. Share issuance costs amounted to $10.7 million less a future tax benefit of $2.9 million.

We believe that our cash position, net cash provided by operating activities and available borrowings under our revolving credit facility, together with the proceeds from our public offering, will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014
Cash flows provided by (used in):
Operating activities	$15,592	$16,966	$14,202
Investing activities	(18,024)	(13,153)	(8,758)
Financing activities	55,162	621	2,262
Increases in cash	$52,730	$4,434	$7,706

Cash Flows Provided by Operating Activities

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(131,431)	$6,454	$(6,164)
Depreciation of property and equipment	5,832	4,874	3,801
Amortization of intangible assets	613	573	944
Loss on disposal of property and equipment	297	31	—
Impairment of property and equipment	—	2,740	1,192
Deferred rent	1,165	802	660
Provision (recovery) for onerous contracts	(265)	805	—
Stock-based compensation expense	1,749	947	228
Settlement related to cashless exercise of stock options, net of income taxes recovered	(2,976)	—	—
Settlement cost related to former option holder	—	345	—
Amortization of financing fees	241	172	114
Accretion of preferred shares	401	1,044	514
Loss from embedded derivative on Series A, A-1, A-2 preferred shares	140,874	380	8,058
Deferred income taxes (recovered)	1,364	(3,024)	102
Net change in other non-cash working capital balances related to operations	(2,272)	823	4,753
Cash flows provided by operating activities	$15,592	$16,966	$14,202

Net cash provided by operating activities decreased to $15.6 million in Fiscal 2015 from $17.0 million in Fiscal 2014. The decrease in the cash flows provided by operating activities was due primarily to the settlement related to cashless exercise of employee stock options and investment in working capital to support the number of company-operated stores.

The increase in inventories of $5.3 million in Fiscal 2015 reflects the increase in the number of stores in our network, higher inventory costs due to higher U.S. dollar and the need to support our planned sales growth. The increase in trade and other payables of $2.0 million is mainly due to the higher inventory levels and other expenses to support higher volume of sales in Fiscal 2015 compared to Fiscal 2014.

Net cash provided by operating activities increased to $17.0 million in Fiscal 2014 from $14.2 million in Fiscal 2013. The improvement in the cash flows is due primarily to higher net income, and continued improved net working capital as a result of more effective inventory productivity and improved payment terms.

The increase in inventories of $1.3 million in Fiscal 2014 reflects the increase in the number of stores in our network and the need to support our planned sales growth, offset by inventory productivity achieved during Fiscal 2014. The increase in trade and other payables of $1.6 million is mainly due to the higher inventory levels and other expenses to support higher volume of sales in Fiscal 2014 compared to Fiscal 2013.

Cash Flows Provided by Investing Activities

Capital expenditures increased $4.8 million, to $18.0 million in Fiscal 2015 from $13.2 million in Fiscal 2014. This increase was due primarily to the number of new store build‑outs. We opened 40 new stores in Fiscal 2015 compared to 31 new stores in Fiscal 2013.

Capital expenditures increased $4.4 million, to $13.2 million in Fiscal 2014 from $8.8 million in Fiscal 2013. This increase was due primarily to the number of new store build‑outs. We opened 31 new stores in Fiscal 2014 compared to 20 new stores in Fiscal 2013.

Cash Flows Provided by Financing Activities

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014
Cash flows provided by (used in) financing activities:
Proceeds of finance lease obligations	$—	$—	$970
Repayment of finance lease obligations	(552)	(314)	(1,623)
Repayment of operating loan	—	—	(507)
Proceeds from issuance of long-term debt	9,996	—	14,000
Repayment of long-term debt	(20,010)	(3,375)	(10,014)
Repayment of loan from the controlling shareholder	(2,952)	—	—
Proceeds from issuance of common shares pursuant to exercise of stock options	143	40	—
Proceeds from issuance of Series A-1 and A-2 preferred shares	—	4,404	—
Gross proceeds of initial public offering	79,370	—	—
Issuance costs paid on initial public offering	(10,661)	—	—
Financing fees	(172)	(134)	(214)
Repurchase of Class AA common shares	—	—	(350)
Cash flows provided by financing activities	$55,162	$621	$2,262

Cash flows from financing activities consist primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

Net cash provided by financing activities increased by $54.6 million to $55.2 million in Fiscal 2015 from $0.6 million in Fiscal 2014 primarily due to gross proceeds from our IPO of $79.4 million, less fees of $10.7 million.

Net cash provided by financing activities decreased by $1.6 million to $0.6 million in Fiscal 2014 from $2.3 million in Fiscal 2013 primarily due to a $3.6 million reduction in amounts outstanding under our long‑term credit arrangements in Fiscal 2014, offset by $4.4 million of proceeds from share issuances in Fiscal 2014 and the absence of any new long‑term debt issuances in Fiscal 2014 compared to Fiscal 2013.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”) that provides for a three-year revolving term facility in the principal amount of $20.0 million (which we refer to as the Revolving Facility) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the three-year term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million.

On June 11, 2015, immediately following our IPO, we fully repaid the advances under the Revolving Facility using proceeds from the offering and cash on hand. As at January 30, 2016, we did not have any borrowings on the Revolving Facility.

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

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at January 30, 2016, we are in compliance with these covenants.

Term Loan with Rainy Day Investments Ltd.

On June 11, 2015, immediately following our IPO, we fully repaid the term loan with Rainy Day Investments Ltd. (referred to as “Loan from the controlling shareholder” in this Annual Report) using proceeds from our IPO and cash on hand. As at January 30, 2016, we did not have any borrowings with Rainy Day Investments Ltd.

Conversion Feature of our Preferred Shares

We accounted for the conversion feature of our preferred shares as an embedded derivative, which feature is a separate right from the right to redeem the preferred shares for cash after April 3, 2017. A conversion of the preferred shares would be satisfied by delivery of common shares at the then-current conversion ratio. On June 10, 2015, at the date of conversion of the Series A, A-1 and A-2 preferred shares, the liability recorded for these shares and the related financial derivative liability was increased to the fair market value of the common shares issued on that date. As at June 10, 2015, we had a $157.3 million liability attributable to this embedded derivative.

Upon the consummation of our initial public offering, our preferred shares were converted into common shares, and this liability was converted into equity.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations and minimum annual lease payments under operating leases. The following table summarizes our contractual obligations as of January 30, 2016, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		less than	Between	Between	More than
(dollars in thousands)	Total	1 year	1 and 3 years	3 and 5 years	5 years
Trade and other payables	14,435	14,435	—	—	—
Operating lease obligations (1)	127,069	15,647	31,534	44,572	35,316
Purchase obligations (2)	10,373	10,373	—	—	—
Total	151,877	40,455	31,534	44,572	35,316

(1)

Operating lease obligations under long‑term operating leases is exclusive of certain operating costs for which the Company is responsible. Certain of the operating lease agreements provide for additional rentals based on sales.

(2)	Includes amounts pertaining to agreements to purchase goods or services that are enforceable and legally binding on the Company.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 3 to our consolidated financial statements included elsewhere in this Annual Report.

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

Recoverability and impairment of non-financial assets.  Leasehold improvements and furniture and equipment are reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. A review for impairment is conducted by comparing the carrying amount of the cash generating units’, or CGUs’, assets with their respective recoverable amounts based on value in use. Value in use is determined based on management’s best estimate of expected future cash flows, which includes estimates of growth rates, from use over the remaining lease term and discounted using a pre‑tax weighted average cost of capital.

Derivative financial instruments and hedge accounting.    During the year, we entered into foreign exchange forward contracts to hedge our foreign currency risks. We have applied hedge accounting for our foreign exchange forward contracts and have designated them as cash flow hedges. The effective portion of the gain or loss on the hedging instrument is recognized directly in Other Comprehensive Income (“OCI”), while any ineffective portion is recognized immediately in the statement of income or loss. The amounts recognized in OCI are reclassified to net income or loss when the hedged item affects earnings. These derivative financial instruments are initially recognized at fair value on the date on which the foreign exchange contract was entered into and is subsequently remeasured at fair value. Our derivatives are carried as financial assets when their fair value is positive and as financial liabilities when their fair value is negative.

Critical judgments in applying accounting policies

We believe the following are critical judgments that management has made in the process of applying accounting policies that have the most significant effect on the amounts recognized in our consolidated financial statements:

Impairment of non‑financial assets.  Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a district or regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash flows of the stores in the group as interdependent.

Hybrid financial instruments and embedded derivatives.  As part of assessing whether an instrument is a hybrid financial instrument and contains an embedded derivative, significant judgment is required in evaluating whether the host contract is more akin to debt or equity and whether the host contract is clearly and closely related to the underlying of the derivative. In applying its judgment, management relies primarily on the economic characteristics and risks of the instrument as well as the substance of the contractual arrangement. In addition, the fair value evaluation of the embedded financial derivative liability relating to our outstanding preferred shares is based on numerous assumptions and estimates that may have a significant impact on the amount recognized as a financial derivative liability. The impact of material changes in assumptions and the review of estimates are recognized in income (loss) in the period in which the changes occur or the estimates are reviewed, as required. The liability was settled effective June 10, 2015 and ceased being an estimate as of that date.

Income taxes.  We may be subject to audits related to tax risks, and uncertainties exist with respect to the interpretation of tax regulations, changes in tax laws, and the amount and timing of future taxable income. Differences arising between the actual results and the assumptions made, or future changes to such assumptions, could necessitate future adjustments to taxable income and income tax expense already recorded. We establish provisions if required, based on reasonable estimates, for possible consequences of audits by the tax authorities. The amount of such provisions is based on various factors, such as experience of previous tax audits and differing interpretations of tax regulations by the entity and the responsible tax authority, which may arise on a wide variety of issues.

To determine the extent to which deferred income tax assets can be recognized, management estimates the amount of probable future taxable profits that will be available against which deductible temporary differences and unused tax losses can be used. Such estimates are made as part of the budget and strategic plan by tax jurisdiction. Management exercises judgment to determine the extent to which realization of future taxable benefits is probable considering factors such as the number of years included in the forecast period and prudent tax planning strategies.

Recently Issued Accounting Standards

There were no new accounting standards implemented during the year ended January 30, 2016.

IFRS 9, “Financial Instruments” (“IFRS 9”), partially replaces the requirements of IAS 39, “Financial Instruments: Recognition and Measurement”. This standard is the first step in the project to replace IAS 39. The IASB intends to expand IFRS 9 to add new requirements for the classification and measurement of financial liabilities, derecognition of financial instruments, impairment and hedge accounting to become a complete replacement of IAS 39. These changes are applicable for annual periods beginning on or after January 1, 2018, with earlier application permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements.

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

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. We are currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

IAS 1, “Presentation of Financial Statements” (“IAS 1”), was modified in December 2014 when the IASB issued amendments to clarify materiality, order of notes to financial statements, disclosure of accounting policies as well as aggregation and disaggregation of items presented in the statement of financial position, statement of income (loss) and statement of comprehensive income (loss). These amendments shall be applied to fiscal years beginning on or after January 1, 2016. Earlier application is permitted. We are currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

JOBS Act Exemptions and Foreign Private Issuer Status

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. This includes an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act. We may take advantage of this exemption for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if we (1) have US$1.0 billion or more in annual revenue as of the end of our fiscal year, (2) are a large accelerated filer and have more than US$700.0 million in market value of our common shares held by non‑affiliates as of the end of our second fiscal quarter or (3) issue more than US$1.0 billion of non‑convertible debt securities over a three‑year period. We may choose to take advantage of some but not all of these reduced burdens.

We do not take advantage of the extended transition period provided under Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We report under the Exchange Act as a non‑U.S. company with foreign private issuer status. Even after we no longer qualify as an emerging growth company, as long as we qualify as a foreign private issuer under the Exchange Act we will be exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including:

•	the sections of the Exchange Act regulating the solicitation of proxies, consents or authorizations in respect of a security registered under the Exchange Act;

•

the sections of the Exchange Act requiring insiders to file public reports of their stock ownership and trading activities and liability for insiders who profit from trades made in a short period of time;

•

the rules under the Exchange Act requiring the filing with the SEC of quarterly reports on Form 10‑Q containing unaudited financial and other specified information, or current reports on Form 8‑K, upon the occurrence of specified significant events; and

•	Regulation FD, which regulates selective disclosures of material information by issuers.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk in interest rates on debt and foreign currency on purchases of our teas and tea accessories.

Interest Rate Risk

Our borrowings under our Revolving Facility carry floating interest rates tied to our lender’s prime rate, and therefore, our consolidated statements of income (loss) and cash flows will be exposed to changes in interest rates in fiscal periods in which we have debt outstanding. As at January 30, 2016, we have no indebtedness under our Revolving Facility.

Foreign Exchange Risk

A significant portion of our tea and tea accessory purchases are in U.S. dollars as is our revenue from U.S. stores and U.S. e‑commerce customers. As a result, our statement of income (loss) and cash flows could be adversely impacted by changes in exchange rates, primarily between the U.S. dollar and the Canadian dollar. During the year, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts of $47.7 million to fix the exchange rate of our expected February 2016 to October 2016 U.S. dollar purchases in respect of our inventory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DAVIDsTEA Inc.

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income (loss) and comprehensive income (loss), equity (deficiency) and cash flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAVIDsTEA Inc. as of January 30, 2016 and January 31, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 30, 2016, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Ernst & Young LLP1

Montréal, Canada

April 12, 2016

1 CPA, Auditor, CA, public accountancy permit no. A112179

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at	As at
		January 30, 2016	January 31, 2015
		$	$

ASSETS	[Note 14]
Current
Cash		72,514	19,784
Accounts and other receivables	[Note 6]	2,702	2,355
Inventories	[Note 7]	17,767	12,517
Income tax receivable	[Note 19]	605	852
Prepaid expenses and deposits		4,493	3,050
Derivative financial instruments	[Note 24]	3,442	—
Total current assets		101,523	38,558
Property and equipment	[Note 8]	47,330	35,621
Intangible assets	[Note 9]	2,242	1,669
Deferred income tax assets	[Note 19]	7,877	3,212
Total assets		158,972	79,060
LIABILITIES AND EQUITY (DEFICIENCY)
Current
Trade and other payables	[Note 10]	14,435	12,441
Deferred revenue	[Note 11]	3,762	2,634
Income taxes payable	[Note 19]	62	87
Current portion of provisions	[Note 12]	512	258
Current portion of long-term debt and finance lease obligations	[Note 14]	—	4,287
Total current liabilities		18,771	19,707
Deferred rent and lease inducements		6,002	4,137
Provisions	[Note 12]	162	616
Long-term debt and finance lease obligations	[Note 13 and 14]	—	6,142
Deferred income tax liabilities	[Note 19]	—	357
Loan from the controlling shareholder	[Note 15]	—	2,952
Preferred shares — Series A, A-1 and A-2	[Note 16]	—	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	[Note 16]	—	16,427
Total liabilities		24,935	79,106
Commitments and contingencies	[Note 13]
Equity (deficiency)
Share capital	[Note 17]	259,205	385
Contributed surplus		7,094	1,412
Deficit		(138,465)	(4,129)
Accumulated other comprehensive income		6,203	2,286
Total equity (deficiency)		134,037	(46)
		158,972	79,060

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[In thousands of Canadian dollars, except share information]

		For the year ended
		January 30, 2016	January 31, 2015	January 25, 2014
		$	$	$

Sales	[Note 23]	180,690	141,883	108,169
Cost of sales		85,359	64,185	48,403
Gross profit		95,331	77,698	59,766
Selling, general and administration expenses	[Note 20]	80,116	66,565	52,369
Results from operating activities		15,215	11,133	7,397
Finance costs	[Note 18]	1,051	2,345	1,967
Finance income		(348)	(133)	(45)
Accretion of preferred shares	[Note 16]	401	1,044	514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 16]	140,874	380	8,058
IPO-related costs		—	856	—
Settlement cost related to former option holder		—	520	—
Income (loss) before income taxes		(126,763)	6,121	(3,097)
Provision for income tax (recovery)	[Note 19]	4,668	(333)	3,067
Net income (loss)		(131,431)	6,454	(6,164)
Other comprehensive income
Items to be reclassified subsequently to income:
Unrealized gain on forward exchange contracts	[Note 24]	5,253	—	—
Realized net gain on forward exchange contracts reclassified to inventory		(1,811)	—	—
Provision for income tax on comprehensive income		(1,437)	—	—
Provision for income tax recovery on comprehensive income		524	—	—
Cumulative translation adjustment		1,388	1,475	811
Other comprehensive income, net of tax		3,917	1,475	811
Total comprehensive income (loss)		(127,514)	7,929	(5,353)
Net income (loss) per share:
Basic	[Note 21]	(6.65)	0.54	(0.52)
Fully diluted	[Note 21]	(6.65)	0.45	(0.52)
Weighted average number of shares outstanding
— basic	[Note 21]	19,776,946	11,984,763	11,928,626
— fully diluted	[Note 21]	19,776,946	19,966,846	11,928,626

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$

OPERATING ACTIVITIES
Net income (loss)	(131,431)	6,454	(6,164)
Items not affecting cash:
Depreciation of property and equipment	5,832	4,874	3,801
Amortization of intangible assets	613	573	944
Loss on disposal of property and equipment	297	31	—
Impairment of property and equipment	—	2,740	1,192
Deferred rent	1,165	802	660
Provision (recovery) for onerous contracts	(265)	805	—
Stock-based compensation expense	1,749	947	228
Settlement related to cashless exercise of stock options, net of income taxes recovered	(2,976)	—	—
Settlement cost related to former option holder	—	345	—
Amortization of financing fees	241	172	114
Accretion of preferred shares	401	1,044	514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380	8,058
Deferred income taxes (recovered)	1,364	(3,024)	102
	17,864	16,143	9,449
Net change in other non-cash working capital balances related to operations	(2,272)	823	4,753
Cash flows related to operating activities	15,592	16,966	14,202
FINANCING ACTIVITIES
Proceeds of finance lease obligations	—	—	970
Repayment of finance lease obligations	(552)	(314)	(1,623)
Repayment of operating loan	—	—	(507)
Proceeds from issuance of long-term debt	9,996	—	14,000
Repayment of long-term debt	(20,010)	(3,375)	(10,014)
Repayment of loan from the controlling shareholder	(2,952)	—	—
Proceeds from issuance of common shares pursuant to exercise of stock options	143	40	—
Proceeds from issuance of Series A-1 and A-2 preferred shares	—	4,404	—
Gross proceeds of initial public offering	79,370	—	—
Issuance costs paid on initial public offering	(10,661)	—	—
Financing fees	(172)	(134)	(214)
Repurchase of Class AA common shares	—	—	(350)
Cash flows related to financing activities	55,162	621	2,262
INVESTING ACTIVITIES
Additions to property and equipment	(16,852)	(12,432)	(8,316)
Additions to intangible assets	(1,172)	(721)	(442)
Cash flows related to investing activities	(18,024)	(13,153)	(8,758)
Increase in cash during the year	52,730	4,434	7,706
Cash, beginning of year	19,784	15,350	7,644
Cash, end of year	72,514	19,784	15,350
Supplemental Information
Cash paid for:
Interest	372	1,012	1,021
Income taxes (classified as operating activity)	2,675	4,232	3,126
Cash received for:
Interest	378	133	45
Income taxes (classified as operating activity)	662	—	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[In thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other	Total
	Share	Contributed		Instrument	Translation	Comprehensive	Equity
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	(Deficiency)
	$	$	$	$	$	$	$

Balance, January 25, 2014	—	465	(10,583)	—	811	811	(9,307)
Net income for the year ended January 31, 2015	—	—	6,454	—	—	—	6,454
Other comprehensive income	—	—	—	—	1,475	1,475	1,475
Total comprehensive income	—	—	6,454	—	1,475	1,475	7,929
Issuance of subordinate voting shares upon exercise of options	40	—	—	—	—	—	40
Issuance of subordinate voting shares upon settlement	345	—	—	—	—	—	345
Stock-based compensation	—	947	—	—	—	—	947
Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)

Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)
Net loss for the year ended January 30, 2016	—	—	(131,431)	—	—	—	(131,431)
Other comprehensive income	—	—	—	2,529	1,388	3,917	3,917
Total comprehensive loss	—	—	(131,431)	2,529	1,388	3,917	(127,514)
Proceeds on issuance of common shares	312	(169)	—	—	—	—	143
Gross proceeds on initial public offering	79,370	—	—	—	—	—	79,370
Issue costs on initial public offering (net of deferred tax benefit of $2,923)	(7,738)	—	—	—	—	—	(7,738)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	—	—	186,947
Stock-based compensation expense	—	1,749	—	—	—	—	1,749
Income tax impact associated with stock options	—	4,102	—	—	—	—	4,102
Settlement related to cashless exercise of stock options (net of income taxes recovered of $1,076)	(71)	—	(2,905)	—	—	—	(2,976)
Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 30, 2016, January 31, 2015 and January 25, 2014

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the year ended January 30, 2016 were authorized for issue in accordance with a resolution of the Board of Directors on April 12, 2016. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company is engaged in the retail and online sale of tea, tea accessories and food and beverages in Canada and in the United States. Retail sales are traditionally higher in the fourth fiscal quarter due to the year-end oliday season.

2. BASIS OF PREPARATION

The consolidated financial statements of the Company have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies were consistently applied to all periods presented.

On May 12, 2015, the Company’s Board of Directors approved a 1.6-for-1 split on common and Class AA common shares, which was effective May 21, 2015. The accompanying financial statements have been adjusted to reflect the forward split. As a result, the historical per share amounts and the number of shares in these consolidated financial statements have been retroactively adjusted to reflect this change.

The Company’s fiscal year ends on the last Saturday in January. The year ended January 30, 2016 covers a 52‑week fiscal period. The year ended January 31, 2015 covers a 53‑week fiscal period. The year ended January 25, 2014 covers a 52‑week fiscal period.

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned U.S. subsidiary, DAVIDsTEA (USA) Inc. The financial statements of the subsidiary are prepared for the same reporting period as the parent company, using consistent accounting policies. All intercompany transactions, balances and unrealized gains or losses have been eliminated. The Company has no interests in special purpose entities.

Basis of measurement

These consolidated financial statements have been prepared on the historical cost basis except for the following material items:

•	Derivative financial instruments are measured at fair value; and
•	Provisions for onerous contracts are measured at the present value of the expenditures expected to settle the obligations.

Functional and presentation currency

These consolidated financial statements are presented in Canadian dollars, which is the parent Company’s functional currency. All financial information presented in Canadian dollars has been rounded to the nearest thousand, except per share amounts.

3. SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash on the balance sheet comprises cash at banks and on hand.

Inventory valuation

Inventories are measured at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location and duty. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less any estimated selling costs. Cost also includes realized gains and losses on forward contracts designated as cash flow hedges of U.S. inventory purchases.

Property and equipment and assets under finance leases

Property and equipment are initially recorded at cost and are depreciated over their useful economic life. Cost includes expenditures that are directly attributable to the acquisition of the asset, including any costs directly related to bringing the asset to a working condition for its intended use. The residual values, useful lives and methods of depreciation of property and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate. All repair and maintenance costs are recognized in net income (loss) as incurred.

Depreciation of an asset begins once it becomes available for use. Depreciation is charged to income on the following bases:

Furniture and equipment	20	% declining balance
Computer hardware	30	% declining balance

Leasehold improvements are depreciated on a straight‑line basis over the lesser of the useful economic life and the initial term of the leases, plus one renewal option period, not to exceed 10 years.

Any gain or loss arising on the disposal or derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in net income (loss) when the asset is derecognized.

Intangible assets

Intangible assets consist of computer software, trademarks, patents and rights over leased assets. The useful lives of intangible assets are assessed as either finite or indefinite.

Intangible assets are initially recorded at cost. Intangible assets with finite lives are amortized over their useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in income (loss) as the expense category that is consistent with the function of the intangible assets.

Intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, at the entity level. The assessment of indefinite life is reviewed annually to determine whether the indefinite life continues to be supportable. If not, the change in useful life from indefinite to finite is made on a prospective basis.

Any gain or loss arising on the disposal or derecognition of the intangible asset (calculated as the difference between the net disposal proceeds and the carrying amount of the intangible asset) is included in net income (loss) when the intangible asset is derecognized.

i.Computer software

When computer software is not an integral part of a related item of computer hardware, the software is treated as an intangible. Computer software is amortized on the basis of its estimated useful life using the declining method at the rate of 30%.

ii.Patents and trademarks

The Company made upfront payments to register patents. The patents have been granted for a period of 17 years by the relevant government agency. Patents are amortized on the straight‑line basis over 17 years.

The Company made upfront payments to register a trademark with the relevant government agency. The trademark may be renewed at little or no cost to the Company. As a result, the trademark is assessed as having an indefinite useful life and therefore is not amortized.

iii.Rights over leased assets

Rights over leased assets are accounted for at cost and are amortized on the basis of their estimated useful lives, using the straight line method over the lease term.

Leases

Leases are classified as either operating or finance, based on the substance of the transaction at inception of the lease. Classification is re‑assessed if the terms of the lease are changed.

Leases in which a significant portion of the risks and rewards of ownership are not assumed by the Company are classified as operating leases. The Company carries on its operations in premises under leases of varying terms and renewal options, which are accounted for as operating leases. Payments under an operating lease are recognized in net income (loss) on a straight‑line basis over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight‑line basis and, consequently, records the difference between the recognized rental expense and the amounts payable under the lease as a deferred lease credit. Contingent (sales‑based) rentals are recognized as an expense when incurred.

Finance leases that transfer substantially all the risks and rewards of ownership of the leased item to the Company, are recorded as the acquisition of an asset and the assumption of an obligation. A leased asset is depreciated over the useful life of the asset. However, if there is no reasonable certainty that the Company will obtain ownership by the end of the lease term, the asset is depreciated over the shorter of the estimated useful life of the asset and the lease term. Assets under finance lease are accounted for at cost, which corresponds to the lower of the fair value of the leased property and the present value of the minimum lease payments.

Store opening costs

Store opening costs are expensed as incurred.

Impairment

i.Impairment of financial assets

The Company assesses, at each reporting date, whether there is objective evidence that a financial asset or a group of financial assets is impaired. An impairment exists if one or more events that has occurred since the initial recognition of the asset (an incurred “loss event”) has an impact on the estimated future cash flows of the financial asset or the group of financial assets that can be reliably estimated. Evidence of impairment may include indications that the debtors or a group of debtors is experiencing significant financial difficulty, default or delinquency in interest or principal payments, the probability that they will enter bankruptcy or other financial reorganization and observable data indicating that there is a measurable decrease in the estimated future cash flows, such as changes in arrears or economic conditions that correlate with defaults.

ii.Impairment of non‑financial assets

The Company assesses, at each reporting date, whether there is an indication that an item of property and equipment or an intangible asset may be impaired. If any indication exists, the Company estimates the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash‑generating unit’s (“CGU”) fair value less costs of disposal and its value in use. When the carrying amount of an asset or CGU exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount.

In determining fair value less costs of disposal, recent market transactions are taken into account. If no such transactions can be identified, an appropriate valuation model is used. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre‑tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Recoverable amount is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or corporate assets.

The Company bases its impairment calculation on detailed budgets and forecast calculations, which are prepared separately for each of the Company’s CGUs to which the individual assets are allocated. These budgets and forecast calculations generally cover a period of ten years or the lease term if shorter.

Based on the management of operations, the Company has defined each of the commercial premises in which it carries out its activities as a CGU, although where appropriate these premises are aggregated at a district or regional level to form a CGU.

An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment losses may no longer exist or may have decreased and if there has been a change in the assumptions used to determine the asset’s recoverable amount. The reversal is limited to the extent that an asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, had no impairment loss been recognized. Such reversal is recognized in net income (loss).

Derivative financial instruments and hedge accounting

During the year ended January 30, 2016, the Company entered into foreign exchange forward contracts to hedge its foreign currency risks, resulting from variability in foreign currency exchange rates on inventory purchases, as described in Note 24.

Derivative financial instruments are initially recognized at fair value on the date on which a derivative contract is entered into and are subsequently remeasured at fair value. Derivatives are carried as financial assets when the fair value is positive and as financial liabilities when the fair value is negative.

For the purpose of hedge accounting, hedges are classified as cash flow hedges when hedging the exposure to variability in cash flows that is either attributable to a particular risk associated with a recognized asset or liability or a highly probable forecast transaction.

At the inception of a hedge relationship, the Company formally designates and documents the hedge relationship to which it wishes to apply hedge accounting and the risk management objective and strategy for undertaking the hedge. The documentation includes identification of the hedging instrument, the hedged item or transaction, the nature of the risk being hedged and how the entity will assess the effectiveness of changes in the hedging instrument’s fair value in offsetting the exposure to changes in the hedged item’s fair value or cash flows attributable to the hedged risk. Such hedges are expected to be highly effective in achieving offsetting changes in fair value or cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the financial reporting periods for which they were designated.

The Company has applied hedge accounting for its foreign exchange forward contracts and has designated them as cash flow hedges. The effective portion of the gain or loss on the hedging instrument is recognized directly in OCI, while any ineffective portion is recognized immediately in net income (loss). The amounts recognized in OCI are reclassified to inventory when such non-financial asset is recognized on the balance sheet, and to net income (loss) when inventory is subsequently sold.

Provisions

Provisions are recognized when the Company has a present obligation as a result of a past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. When the Company expects some or all of a provision to be reimbursed, the reimbursement is recognized as a separate asset, but only when the reimbursement is virtually certain. The expense relating to a provision is presented in the statement of income (loss) net of any reimbursement. All provisions are reviewed at each reporting date and adjusted to reflect the current best estimates.

If the effect of the time value of money is material, provisions are discounted using a current pre‑tax rate that reflects, when appropriate, the risks specific to the liability. When discounting is used, the increase in the provision due to the passage of time is recognized as a finance cost.

Deferred lease inducements

The deferred lease inducements are composed of free rent and construction allowances obtained upon signing of lease agreements for certain retail stores. They are amortized on a straight‑line basis over the term of the related leases, plus one renewal option, to a maximum of 10 years.

Share capital

i.Common shares

Common shares are classified as equity. Incremental costs directly attributable to the issue of common shares are recognized as a deduction from equity, net of any tax effects.

Common shares are classified as equity if they are non‑redeemable or redeemable only at the Company’s option, and any dividends are discretionary. Dividends thereon are recognized as distributions within equity on approval by the Company’s Board of Directors.

ii.Preferred shares

Preferred shares are classified as a financial liability if they are redeemable on a specific date or at the option of the shareholders. Dividends thereon are recognized as interest expense in net income (loss) as accrued.

.

iii.Hybrid financial instruments

Hybrid financial instruments issued by the Company comprise convertible preferred shares that can be converted to common shares at the option of the holders, when the number of shares to be issued is not fixed.

The equity components on such instruments are separated from the debt host contract (preferred shares redeemable at the option of the holders) and accounted for separately if the economic characteristics and risks of the debt host contract and the embedded derivative (equity components) are not closely related.

iv.Derivative and embedded derivative financial instruments

The Company issued liability‑classified derivatives and embedded derivatives over its Series A, A‑1 and A‑2 preferred shares. Embedded derivatives are separated from the host contract and accounted for separately if the economic characteristics and risks of the host contract and the embedded derivative are not closely related, a separate instrument with the same terms as the embedded derivative would meet the definition of a derivative and the combined instrument is not measured at fair value through income (loss).

Derivatives and separable embedded derivatives are recognized initially at fair value and attributable transaction costs are recognized in income (loss) as incurred. Subsequent to initial recognition, derivatives and separable embedded derivatives are measured at fair value and all changes in their fair value are recognized immediately in income (loss).

Stock‑based compensation

The Company has a stock option plan for employees and directors from which options to purchase common shares are issued (the “Plan”). Options may not be granted with an exercise price of less than the fair value of the underlying shares at the grant date. The awards have no cash settlement alternatives. The vesting requirements are typically service‑based and the options normally have a contractual life of seven years.

The fair value of stock‑based compensation awards granted to employees is measured at the grant date using the Black Scholes option pricing model. Measurement inputs include the share price of the underlying shares on the measurement date, the exercise price of the option, the expected volatility (based on weighted average historical volatility of comparable companies adjusted for changes expected based on publicly available information), the weighted average expected life of the option (based on historical experience and general option holder behavior), expected dividends, and the risk‑free interest rate (based on government bonds).

The value of the compensation expense is recognized over the vesting period of the stock options as an expense included in selling and general administration expenses, with a corresponding increase to contributed surplus in equity. The amount recognized as an expense is adjusted to reflect the Company’s best estimate of the number of awards that will ultimately vest. No expense is recognized for awards that do not ultimately vest.

Any consideration paid by plan participants on the exercise of stock options and the previously recognized compensation cost of the options exercised included in contributed surplus are credited to share capital.

During the year ended January 30, 2016, the Company issued Restricted Share Units “RSUs”. Under the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”), selected employees are granted RSUs where each RSU has a value equal to one common share. The compensation expense is recorded at the fair value of the Company’s common shares at the grant date over the vesting period (generally three years) with a corresponding credit to contributed surplus for equity-settled RSUs and a corresponding credit to a liability for cash-settled RSUs. RSUs may be settled in shares, cash, or a combination of cash or shares upon vesting at the discretion of the Company. Cash settled RSUs are revalued at each reporting date to reflect their fair value at that date. Fair value is determined using the closing price of the Company’s common shares on the NASDAQ Global Market prior to the date of the grant. The Company has not issued any cash settled awards to date.

Revenue recognition

Revenue from retail sales is recorded upon delivery to the customer. Revenue is recognized on e-commerce sales when merchandise is delivered. Revenues are recorded net of discounts, rebates, estimated returns, sales taxes and amounts deferred related to the issuance of Frequent Steeper points.

Gift cards sold are recorded as deferred revenue and revenue is recognized at the time of redemption or in accordance with the Company’s accounting policy for breakage. Breakage income represents the estimated value of gift cards that is not expected to be redeemed by customers and is estimated based on historical redemption patterns. For the three years ended January 30, 2016, January 31, 2015 and January 25, 2014, no breakage income has been recorded.

i.Loyalty program

The Frequent Steeper loyalty and rewards program allows customers to earn points when they purchase products in the Company’s retail stores and on the Company’s website. The points can be redeemed for free tea, subject to a minimum number of points being obtained over a limited collection period. Points are issued at the end of each collection period and must be redeemed within 60 days from the date of issuance.

The fair value of points issued is recorded as deferred revenue and recognized as revenue only when the points are redeemed for free products or when the points expire. The fair value of Frequent Steeper points is determined based on the estimated selling price of 50g of tea. On an ongoing basis, the Company monitors historical redemption rates. Points revenue is included with total sales in the consolidated statement of income (loss).

Finance income

Interest income is recognized as interest accrues using the effective interest method.

Income taxes

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in net income (loss) except to the extent that they relate to items recognized directly in equity or in other comprehensive income.

Current income tax assets and liabilities for the current and prior periods are measured at the amount expected to be recovered or paid. The tax rates and tax laws used to compute the amount are those that are enacted or substantively enacted by the balance sheet date. Management periodically evaluates positions taken in the tax returns with respect to situations in which applicable tax regulations are subject to interpretation and establishes provisions where appropriate.

The Company uses the liability method of accounting for deferred income taxes, which requires the establishment of deferred tax assets and liabilities for all temporary differences caused when the tax bases of assets and liabilities differ from their carrying amounts reported in the consolidated financial statements. Deferred income tax assets and liabilities are measured at the tax rates that are expected to apply to the temporary differences when they reverse, based on tax rates that have been enacted or substantively enacted at the end of the reporting period. The Company recognizes deferred income tax assets for unused tax losses and deductible temporary differences only to the extent that, in management’s opinion, it is probable that future taxable income will be available against which they can be utilized. Deferred income tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

Deferred income tax assets and liabilities are offset when there is a legally enforceable right to offset and when the deferred income tax assets and liabilities relate to income taxes levied by the same taxation authority and the Company intends either to settle on a net basis or to realize the asset and settle the liability simultaneously.

Deferred income tax assets and liabilities are recognized on the consolidated balance sheets under non-current assets or liabilities irrespective of the expected dates of realization or settlement.

Earnings per share

Basic earnings per share are calculated using the weighted average number of shares outstanding during the period.

The diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding to include additional shares issued from the assumed conversion of preferred shares and the exercise of stock options, if dilutive. For stock options, the number of additional shares is calculated by assuming that the proceeds from such exercises, as well as the amount of unrecognized stock-based compensation which is considered to be assumed proceeds, are used to purchase common shares at the average market price during the reporting period.

Financial instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity. Financial instruments are recognized depending on their classification with changes in subsequent measurements being recognized in income or loss or in other comprehensive income (“OCI”).

The Company has made the following classifications:

•	Cash is classified as “Fair Value through Profit or Loss”, and measured at fair value. Changes in fair value are recorded in income (loss).

•	Accounts and other receivables are classified as “Loans and Receivables”. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

•

Trade and other payables, Series A, A‑1 and A‑2 preferred shares, loan from the controlling shareholder, long‑term debt and finance lease obligations are classified as “Other Financial Liabilities”. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

Foreign currency translation

The consolidated financial statements are presented in Canadian dollars, which is also the functional currency of the parent Company and the primary economic environment in which the Company operates.

Revenues, expenses and non-monetary assets and liabilities denominated in foreign currencies are recorded at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Unrealized and realized translation gains and losses are reflected in net income (loss).

The assets and liabilities of the Company’s U.S. wholly owned subsidiary, whose functional currency is the U.S. dollar, are translated into Canadian dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the period. Differences arising from the exchange rate changes are included in OCI in the cumulative translation account.

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other comprehensive income in the cumulative translation account and reclassified from equity to net income (loss) on disposal of the net investment.

4. CHANGES IN ACCOUNTING PRINCIPLES

Standards issued but not yet effective

IFRS 9, “Financial Instruments”(“IFRS 9”), partially replaces the requirements of IAS 39, “Financial Instruments: Recognition and Measurement”. This standard is the first step in the project to replace IAS 39. The IASB intends to expand IFRS 9 to add new requirements for the classification and measurement of financial liabilities, derecognition of financial instruments, impairment and hedge accounting to become a complete replacement of IAS 39. These changes are applicable for annual periods beginning on or after January 1, 2018, with earlier application permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements and related note disclosures.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related note disclosures.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company is currently assessing the impact of adopting this standard on our consolidated financial statements and related note disclosures.

IAS 1, “Presentation of Financial Statements” (“IAS 1”), was modified in December 2014 when the IASB issued amendments to clarify materiality, order of notes to financial statements, disclosure of accounting policies as well as aggregation and disaggregation of items presented in the consolidated balance sheets and consolidated statements of income (loss) and comprehensive income (loss). These amendments shall be applied to fiscal years beginning on or after January 1, 2016. Early application is permitted. The Company is currently assessing the impact of adopting this standard on the Company’s consolidated financial statements and related note disclosures.

5. SIGNIFICANT ACCOUNTING JUDGEMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of the consolidated financial statements in conformity with IFRS requires the Company to make judgments, apart from those involving estimation, in applying accounting policies that affect the recognition and measurement of assets, liabilities, revenues, and expenses. Actual results may differ from the judgments made by the Company. Information about judgments that have the most significant effect on recognition and measurement of assets, liabilities, revenues, and expenses are discussed below. Information about significant estimates is discussed in the following section.

Key sources of estimation uncertainty

i.	Recoverability and impairment of non‑financial assets

Leasehold improvements and furniture and equipment are reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. A review for impairment is conducted by comparing the carrying amount of the CGU’s assets with their respective recoverable amounts based on value in use. Value in use is determined based on management’s best estimate of expected future cash flows, which includes estimates of growth rates, from use over the remaining lease term and discounted using a pre‑tax weighted average cost of capital (Note 8).

ii.	Derivative financial instruments and hedge accounting

Derivative financial instruments are initially recognized at fair value on the date on which a derivative contract is entered into and assumptions are made as to the expected exposure to variability in cash flows over the hedged period, based on highly probable forecasts. Such hedges are expected to be highly effective in achieving offsetting changes in cash flows and are assessed on an ongoing basis to determine that they actually have been highly effective throughout the financial reporting periods for which they were designated. A degree of judgement is required in establishing these forecasts. Changes in the forecasts could affect the effectiveness of the hedging relationship.

Critical judgements in applying accounting policies

i.	Impairment of non‑financial assets

Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a district or regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash flows of the stores in the group as interdependent.

ii.	Hybrid financial instruments and embedded derivatives

As part of assessing whether an instrument is a hybrid financial instrument and contains an embedded derivative, significant judgment is required in evaluating whether the host contract is more akin to debt or equity and whether the host contract is clearly and closely related to the underlying of the derivative. In applying its judgment, the Company relies primarily on the economic characteristics and risks of the instrument as well as the substance of the contractual arrangement. In addition, the fair value evaluation of the embedded financial derivative liability is based on numerous assumptions and estimates that may have a significant impact on the amount recognized as a financial derivative liability. The liability was settled effective June 10, 2015 and ceased being an estimate as at that date (Note 16).

iii.	Income taxes

The Company may be subject to audits related to tax risks, and uncertainties exist with respect to the interpretation of tax regulations, changes in tax laws, and the amount and timing of future taxable income. Differences arising between the actual results and the assumptions made, or future changes to such assumptions, could necessitate future adjustments to taxable income and income tax expense already recorded. The Company establishes provisions if required, based on reasonable estimates, for possible consequences of audits by the tax authorities. The amount of such provisions is based on various factors, such as experience of previous tax audits and differing interpretations of tax regulations by the entity and the responsible tax authority, which may arise on a wide variety of issues.

To determine the extent to which deferred income tax assets can be recognized, management estimates the amount of probable future taxable profits that will be available against which deductible temporary differences and unused tax losses can be used. Such estimates are made as part of the budget and strategic plan by tax jurisdiction. Management exercises judgment to determine the extent to which realization of future taxable benefits is probable considering factors such as the number of years included in the forecast period and prudent tax planning strategies. See Note 19—Income Taxes for more details.

6. ACCOUNTS AND OTHER RECEIVABLES

	January 30, 2016	January 31, 2015
	$	$
Credit card cash clearing receivables	1,528	1,332
Government remittances	84	464
Other receivables	1,090	559
	2,702	2,355

7. INVENTORIES

	January 30, 2016	January 31, 2015
	$	$
Finished goods	12,903	9,664
Finished goods in transit	3,790	2,038
Packaging	1,074	815
	17,767	12,517

During the year ended January 30, 2016, inventories recognized as cost of sales amounted to $49,815 [January 31, 2015 - $35,591]. The cost of inventory includes a write‑down recorded of $164 [January 31, 2015 —$268] as a result of net realizable value being lower than cost. No inventory write-downs recognized in previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, January 25, 2014	34,145	4,313	1,382	39,840
Acquisitions	10,371	1,721	386	12,478
Disposals	—	(46)	—	(46)
Cumulative translation adjustment	1,400	133	33	1,566
Balance, January 31, 2015	45,916	6,121	1,801	53,838
Acquisitions	13,507	2,032	1,313	16,852
Disposals	(393)	(27)	—	(420)
Cumulative translation adjustment	1,490	144	42	1,676
Balance, January 30, 2016	60,520	8,270	3,156	71,946

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, January 25, 2014	7,909	1,400	673	9,982
Depreciation	3,869	721	284	4,874
Impairment	2,514	200	26	2,740
Disposals	—	(21)	—	(21)
Cumulative translation adjustment	552	79	11	642
Balance, January 31, 2015	14,844	2,379	994	18,217
Depreciation	4,574	902	356	5,832
Disposals	(109)	(14)	—	(123)
Cumulative translation adjustment	609	65	16	690
Balance, January 30, 2016	19,918	3,332	1,366	24,616

Net Carrying Value
Balance, January 31, 2015	31,072	3,742	807	35,621
Balance, January 30, 2016	40,602	4,938	1,790	47,330

A net carrying value of nil [January 31, 2015 — $833] of the leasehold improvements and furniture and equipment is held under finance lease. Accumulated depreciation relating to this property and equipment amounts to nil [January 31, 2015 — $137].

Depreciation expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses (Note 20). For the year ended January 30, 2016, the depreciation expense is $5,832 [January 31, 2015 — $4,874 ; January 25, 2014 — $3,801].

For the year ended January 30, 2016, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

An impairment loss of nil [January 31, 2015 — $2,740; January 25, 2014 — $1,192] related to store leasehold improvements, furniture and equipment and computer hardware was determined by comparing the carrying amount of the CGUs assets of nil [January 31, 2015 — $3,232 for 10 CGUs; January 25, 2014 — $1,395 for 3 CGUs], with their respective recoverable amounts based on value in use of nil [January 31, 2015 — $492; January 25, 2014 — $203] and is included in selling, general and administration expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Value in use was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax weighted average cost of capital of 13.4% [January 31, 2015 — 13.0%].

9. INTANGIBLE ASSETS

	Computer	Patents and	Rights over
	software	trademark	leased assets	Total
	$	$	$	$
Cost
Balance, January 25, 2014	2,983	59	151	3,193
Acquisitions	696	25	—	721
Cumulative translation adjustment	2	—	22	24
Balance, January 31, 2015	3,681	84	173	3,938
Acquisitions	1,172	—	—	1,172
Cumulative translation adjustment	3	—	18	21
Balance, January 30, 2016	4,856	84	191	5,131

Accumulated amortization
Balance, January 25, 2014	1,674	—	17	1,691
Amortization	557	—	16	573
Cumulative translation adjustment	—	—	5	5
Balance, January 31, 2015	2,231	—	38	2,269
Amortization	595	—	18	613
Cumulative translation adjustment	2	—	5	7
Balance, January 30, 2016	2,828	—	61	2,889

Net Carrying Value
Balance, January 31, 2015	1,450	84	135	1,669
Balance, January 30, 2016	2,028	84	130	2,242

Amortization expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses.

10. TRADE AND OTHER PAYABLES

	January 30, 2016	January 31, 2015
	$	$
Trade payable and accrued liabilities	10,980	9,719
Wages, salaries and employee benefits payable	3,455	2,722
	14,435	12,441

11. DEFERRED REVENUE

	January 30, 2016	January 31, 2015
	$	$
Gift cards liability	2,812	2,060
Loyalty program liability	950	574
	3,762	2,634

12. PROVISIONS

	For the year ended	For the year ended
	January 30, 2016	January 31, 2015
	$	$
Opening balance	874	—
Arising during the year	—	805
Amortized during the year	(265)	—
Cumulative translation adjustment	65	69
Ending balance	674	874
Less: Current portion	(512)	(258)
Long-term portion of provisions	162	616

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

13. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The commercial premises at which the Company carries out its retail operations, its head office and its warehouse location are leased from third parties. These rental contracts are classified as operating leases since there is no transfer of risks and rewards inherent to ownership.

These leases have varying terms and renewal rights. In many cases, the amounts payable to the lessor include a fixed rental payment as well as a percentage of sales obtained by the Company in the leased premises. Many leases include escalating rental payments, whereby cash outflows increase over the lease term. Free rental periods are also sometimes included. The expense is recognized on a straight‑line basis and, consequently, the difference between the recognized rental expense and the amount payable under the lease is recorded as deferred rent on the consolidated balance sheets. Contingent (sales-based) rentals are recognized in income or loss in the period in which they are incurred.

The minimum rentals payable under long‑term operating leases are exclusive of certain operating costs for which the Company is responsible. Certain of the operating lease agreements provide for additional annual rentals based on sales obtained by the Company in the leased premises. As at January 30, 2016, the Company has recognized in income (loss) contingent rent amounting to $1,829 [January 31, 2015 —$1,397] and accrued for a contingent rent liability of $715 [January 31, 2015 —$552].

Included in the cost of sales and selling, general and administration expenses for the year ended January 30, 2016 is rent expense of $22,679 [January 31, 2015 —$16,972; January 25, 2014 — $13,232].

The following is a schedule of future minimum lease payments under operating leases:

	January 30, 2016	January 31, 2015
	$	$
Within one year	15,647	12,186
After one year but not more than five years	76,106	48,699
More than five years	35,316	40,908
	127,069	101,793

The Company also has operating lease commitments amounts payable to a company controlled by the controlling shareholder of the Company as follows:

	January 30, 2016	January 31, 2015
	$	$
Within one year	—	128
After one year but not more than five years	—	510
More than five years	—	383
	—	1,021

Finance leases

As at January 31, 2015, the Company had finance leases for various items of property and equipment, which were repaid in June 2015. As at January 30, 2016, the Company had no obligations under finance leases.

Future minimum lease payments under finance leases together with the present value of the net minimum lease payments as at January 31, 2015 are as follows:

	January 31, 2015
			Present
			value of
	Future		future
	minimum		minimum
	lease	Lease	lease
	payments	interest	payments
	$	$	$
Within one year	342	15	327
After one year but not more than five years	228	3	225
More than five years	—	—	—
	570	18	552

The weighted average effective interest rate was 3.88% as at January 31, 2015.

14. LONG‑TERM DEBT AND FINANCE LEASE OBLIGATIONS

	January 30, 2016	January 31, 2015
	$	$
Term loan	—	5,181
Loan from Investissement Québec (“IQ”)	—	4,833
Less: Unamortized financing fees and transaction costs	—	(137)
Total long-term debt	—	9,877
Total finance leases obligations	—	552
Total long-term debt and finance lease obligations	—	10,429
Less: Current portion of long-term debt and finance lease obligations	—	(4,287)
Long-term portion of long-term debt and finance lease obligations	—	6,142

On April 24, 2015, the Company repaid the Term loan and the Loan from IQ with the proceeds of the Revolving Facility described below.

On April 24, 2015, the Company entered into a credit agreement (the “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a three-year revolving term facility in the principal amount of $20,000 (which the Company refers to as the Revolving Facility) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

On June 11, 2015, immediately following the Company’s initial public offering (“IPO”), the advances under the Revolving Facility were fully repaid using proceeds from the offering and cash on hand. As at January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at January 30, 2016, the bank’s prime rate was 2.7% [January 31, 2015 — 2.85%] and the bank’s U.S base rate was 4.0% [January 31, 2015 — 3.75%].

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37,500, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at January 30, 2016, the Company was in compliance with these covenants.

Principal repayments on loans are due as follows:

	January 30, 2016	January 31, 2015
	$	$
Within one year	—	3,961
After one year but not more than five years	—	5,917
More than five years	—	—
	—	9,878

15. LOAN FROM THE CONTROLLING SHAREHOLDER

On June 11, 2015, immediately following the Company’s IPO, the advances under the loan from the controlling shareholder were fully repaid using proceeds from the IPO and cash on hand. As at January 30, 2016, the Company did not have any borrowings from the controlling shareholder [January 31, 2015 — $2,952].

16. MANDATORILY REDEEMABLE PREFERENCE SHARES

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Series A, A-1 and A-2 preferred shares were converted into common shares. The conversion of the outstanding Series A, A-1 and A-2 preferred shares converted into common shares on a 1-for-1.6045, 1-for-1.6 and 1-for-1.6 basis, respectively, resulted in the issuance of 8,128,805 common shares.

Subsequently, the financial derivative liability embedded in the Series A, A-1 and A-2 preferred shares was converted into equity, and the Company amended its articles to remove the Series A, A-1 and A-2 preferred shares from its authorized capital.

Series A, A-1 and A-2 redeemable preferred shares at the option of the holder

Prior to the Company’s IPO, the Series A, A-1, and A-2 redeemable preferred shares liability was being accreted to their nominal value, reflecting accumulated and accrued dividends, using the effective interest rate method. For the year ended January 30, 2016, the accretion on preferred shares was $401 [January 31, 2015 — $1,044; January 25, 2014 — $514].

	January 30, 2016	January 31, 2015
	$	$
Shares issued and paid
4,003,724 Series A preferred shares	17,955	17,424
912,689 Series A-1 preferred shares	6,942	6,441
152,880 Series A-2 preferred shares	1,689	1,677
Accrued dividends	3,130	2,692
Accretion for the year	401	1,044
Less: unamortized financing fees	(471)	(510)
Less: conversion of Series A, A-1 and A-2 preferred shares to 8,128,805 common shares	(29,646)	—
Balance, end of year	—	28,768

Financial derivative liability

On June 10, 2015, at the date of conversion of the Series A, A-1 and A-2 preferred shares, the financial derivative liability was increased to reflect the fair market value of the common shares issued of $157,301. For the year ended January 30, 2016, the changes in the carrying value of the financial derivative liability embedded in preferred shares was $140,874, recorded as a loss in the consolidated statements of income (loss) and comprehensive income (loss). Upon conversion of the Series A, A-1 and A-2 preferred shares into common shares, the carrying value of the total financial derivative liability was recorded as share capital.

In conducting the valuations, the Company used a methodology that is consistent with the methods outlined in the AICPA Practice Aid Valuation of Privately-Held-Company Equity Securities Issued as Compensation, by which the enterprise value inputs associated with the Company’s valuations were derived using the income and market approaches. The income approach estimates the enterprise value of the Company by discounting the expected future cash flows of the Company to present value. Under the market approach, the total enterprise value of the Company is estimated by comparing the Company’s business to similar businesses whose securities are actively traded in public markets, or businesses that are involved in a public or private transaction. As at June 10, 2015, in connection with the expected IPO, the enterprise value inputs were derived using the market approach. The Company selected valuation multiples derived from trading multiples of public companies that participate in the Company’s industry. These valuation multiples were then applied to the equivalent financial metric of the Company’s business, giving consideration to differences between the Company and similar companies for such factors as company size, leverage, and growth prospects.

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

	June 10,	January 31,
	2015	2015
Risk-free interest rate	1.00%	1.15%
Expected volatility	31%	31%
Expected dividend yield	0%	0%
Underlying value of common shares	$23.25	$8.54
Probability of an IPO occurring	100%	95%
Probability of a mandatory conversion upon an IPO prior to April 3, 2017	100%	95%

In accordance with the Company’s accounting policy on derivative financial instruments, the financial derivative liability embedded in the Company’s Series A, A-1 and A-2 preferred shares were separated from the debt host contract at issuance at fair value. The derivative was then revalued at each reporting date.

	For the year ended	For the year ended
	January 30, 2016	January 31, 2015
	$	$
Balance, beginning of year	16,427	14,024
New issuances	—	2,023
Net change in fair value	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of year	—	16,427

17. SHARE CAPITAL

Authorized

On June 10, 2015, the Company completed the closing of its IPO, and issued an aggregate of 3,414,261 common shares for a total gross consideration of $79,370. Share issuance costs amounted to $10,661 less a deferred income tax benefit of $2,923.

On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Junior, Series A, A-1 and A-2 preferred shares (Note 16) were converted into common shares and Class AA common shares were converted into common shares.

On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

Following the IPO, the authorized capital is an unlimited number of common shares.

		Class AA	Junior
	Common	common	preferred
	shares	shares	shares
	#	#	#
Number of shares in issuance
Balance, January 25, 2014	—	—	7,441,341
Issuance of subordinate voting shares upon exercise of options	52,022	—	—
Issuance of subordinate voting shares upon settlement	—	80,000	—
Balance, January 31, 2015	52,022	80,000	7,441,341

Issuance of common shares upon cashless exercise of options	322,739	—	—
Issuance of common shares upon conversion of Class AA common shares	80,000	(80,000)	—
Issuance of 1.6 common share upon conversion of Junior preferred shares	11,906,145	—	(7,441,341)
Issuance of 1.6045 common shares upon conversion of Series A preferred shares	6,423,901	—	—
Issuance of 1.6 common shares upon conversion of Series A-1 and A-2 preferred shares	1,704,904	—	—
Issuance of common shares upon initial public offering	3,414,261	—	—
Issuance of common shares upon exercise of options	133,500	—	—
Balance, January 30, 2016	24,037,472	—	—

Issued and outstanding

	January 30, 2016	January 31, 2015
	$	$
nil Junior preferred shares [January 31,2015 - 7,441,341 shares]	—	—
24,037,472 Common shares [January 31, 2015 - 52,022 shares]	259,205	40
nil Class AA common shares [January 31, 2015 - 80,000 shares]	—	345
	259,205	385

During the year ended January 30, 2016, 133,500 stock options were exercised for common shares, for a cash settlement of $143 [January 31, 2015 — 52,022 stock options for a cash settlement of $40] and a non-cash settlement of $44. In addition, prior to our IPO on June 10, 2015, 322,739 stock options were exercised for common shares for a non-cash settlement of $125.

During the year ended January 31, 2015, the Company issued 80,000 Class AA common shares as part of a settlement in the amount of $345.

Stock‑based compensation

Under the Amended and Restated Equity Incentive Plan, no further common shares are available for future grants. A total of 2,113,880 options to purchase common share have been granted as at January 30, 2016. Upon the occurrence of a trigger event (as defined in the Equity Plan, generally a liquidation or change of control), participants holding vested options or options that would vest upon the completion of the trigger event will have the right to exercise such options on a basis that allows the participants to tender the common shares delivered upon such exercise in the transaction and any options not so exercised will expire and be cancelled upon the completion of the trigger event. In its discretion, our board may accelerate the vesting of all or any part of any outstanding stock options or restricted stock, subject to the participant’s agreement, in the case of stock options, to exercise such options and tender the shares delivered upon such exercise in the transaction, and subject in each case to the completion of the trigger event. In the event of a trigger event in which the purchase price in the transaction will be paid in cash, in lieu of a participant exercising his or her vested options prior to the trigger event, the participant may require us to purchase his or her options for a purchase price per common share equal to the purchase price per common share in the transaction times the number of common shares subject to the option, minus the aggregate exercise price for such common shares, subject to the completion of the trigger event.

On March 31, 2015 the Board adopted the 2015 Omnibus Plan. As described below, the maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 1,440,000 shares. Subject to adjustment, no more than

1,440,000 common shares may be delivered in satisfaction of incentive stock options (“ISOs”), awarded under the 2015 Omnibus Plan. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at January 30, 2016, 1,154,280 common shares remain available for issuance under the 2015 Omnibus Plan.

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

The options vest evenly over a period of 36 or 48 months, with some options vesting monthly and some options vesting annually. There are no cash settlement alternatives.

The weighted average fair value of options granted of $4.76 for the year ended January 30, 2016 [January 31, 2015 — $2.02] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the year ended				For the year ended
	January 30, 2016				January 31, 2015
Risk-free interest rate	1.15%	-	1.53%		1.15%	-	1.5%
Expected volatility	31%	-	36.5%		31%	-	39%
Expected option life	3.7	-	4.0	years	3.7	-	7.0	years
Expected dividend yield			0%				0%
Exercise price	$15.64	-	$17.22		$0.77	-	$4.31

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available. A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended		For the year ended
	January 30, 2016		January 31, 2015
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	2,905,648	2.06	2,264,688	0.76
Issued	33,000	16.64	1,359,246	3.55
Exercised	(456,239)	0.86	(52,022)	0.77
Cancelled/expired	(275,529)	0.77	(52,022)	0.77
Forfeitures	(60,000)	3.67	(614,242)	0.77
Outstanding, end of year	2,146,880	3.04	2,905,648	2.06
Exercisable, end of year	1,150,149	2.27	1,248,954	0.93

The weighted average share price at the date of exercise for options exercised during the year ended January 30, 2016 was $16.80.

The following table summarizes information about the stock options outstanding at January 30, 2016 and January 31, 2015:

							Number of
			Number	Weighted		Weighted	options	Weighted
			outstanding at	average		average	exercisable at	average
			January 30, 2016	contractual remaining		exercise price	January 30, 2016	exercise price
Range of exercise prices			#	life		$	#	$
$0.63			160,000	0.0	year	0.63	160,000	0.63
$0.77			606,637	3.6	years	0.77	432,795	0.77
$3.33	-	$4.31	1,347,243	5.4	years	4.02	557,354	3.90
$15.64			12,000	6.2	years	15.63	—	—
$17.22			21,000	6.6	years	17.22	—	—
As at January 30, 2016			2,146,880	4.5	years	3.04	1,150,149	2.27

							Number of
			Number	Weighted		Weighted	options	Weighted
			outstanding at	average		average	exercisable at	average
			January 31, 2015	contractual remaining		exercise price	January 31, 2015	exercise price
Range of exercise prices			#	life		$	#	$
$0.63			200,000	1.0	year	0.63	200,000	0.63
$0.77			1,290,402	4.4	years	0.77	939,525	0.77
$3.17	-	$4.31	1,415,246	6.4	years	3.44	109,429	2.89
As at January 31, 2015			2,905,648	5.1	years	2.06	1,248,954	0.93

On March 31, 2015, the Company granted the issuance of 235,120 RSUs, of which 5,760 were forfeited as at January 30, 2016. The Company also issued an additional 23,360 RSUs during the year ended on January 30, 2016.

	For the year ended		For the year ended
	January 30, 2016		January 31, 2015
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	—	—	—	—
Granted	258,480	7.38	—	—
Forfeitures	(5,760)	7.07	—	—
Outstanding, end of year	252,720	7.39	—	—

(1)	Weighted average fair value per unit as at date of grant.

None of the awarded and outstanding RSUs were vested as at January 30, 2016.

During the year ended January 30, 2016, the Company recognized a stock-based compensation expense of $1,749 [January 31, 2015 — $947; January 25, 2014 — $228].

18. FINANCE COSTS

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Short-term
Interest on bank indebtedness	—	—	42
Long-term
Interest on loan from the controlling shareholder [note 15]	48	210	391
Interest and financing fees on term loan	544	926	564
Interest on finance lease	19	28	37
Accrued dividends on preferred shares — Series A, A-1 and A-2 [note 16]	438	1,178	832
Other finance costs	2	3	101
	1,051	2,345	1,925
	1,051	2,345	1,967

19. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	January 30, 2016		January 31, 2015		January 25, 2014
	%	$	%	$	%	$
Provision for income tax (recovery) — statutory rate	26.5	(34,729)	26.5	1,628	26.5	(821)
Increase (decrease) in provision for income tax (recovery) resulting from:	—	—	—	—	—	—
Recognition of previously unrecognized U.S. tax losses	—	—	(51.8)	(3,170)	—	—
Unrecognized benefit on U.S. tax losses and other temporary differences	—	—	—	—	(40.3)	1,247
Non-deductible items and translation adjustments	—	—	—	—	—	—
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	(28.7)	37,506	6.2	377	(73.4)	2,272
Other non-deductible items	(0.6)	769	16.1	982	(11.6)	359
Other	(0.9)	1,122	(2.5)	(150)	(0.2)	7
Provision for income tax (recovery) — effective tax rate	(3.7)	4,668	(5.5)	(333)	(99.0)	3,067

A breakdown of the income tax provision (recovery) on the consolidated income statement is as follows:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Income tax provision (recovery)
Current	3,304	2,284	2,965
Deferred	1,364	(2,617)	102
	4,668	(333)	3,067

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and liabilities are as follows:

	January 30, 2016	January 31, 2015
	$	$
Deferred income tax assets
U.S. operating losses carried forward	3,779	3,146
Deferred rent	1,500	1,060
Stock options	4,154	99
Financing fees and IPO-related costs	2,465	159
Lease inducements	227	—
Others	368	133
Total deferred income tax assets	12,493	4,597
Deferred income tax liabilities
Carrying values of property and equipment in excess of tax basis	(2,725)	(1,193)
Unrealized foreign exchange gain on derivative financial instruments	(914)	—
Unrealized foreign exchange gain related to intercompany advances	(977)	(549)
Total deferred income tax liabilities	(4,616)	(1,742)
Net deferred income tax assets (liabilities)	7,877	2,855

As at January 30, 2016, the Company’s U.S. subsidiary has accumulated losses amounting to US$9.7 million [January 31, 2015 — US$5.8 million], which expire during the years 2033 to 2036. Based upon the projections for future taxable income and prudent tax planning strategies, management believes it is probable the Company will realize the benefits of these operating tax losses carried forward. See Note 5 — Significant Accounting Judgements, Estimates and Assumptions for how the Company determines the extent to which the deferred income tax assets are recognized.

The changes in the net deferred income tax asset were as follows for the fiscal years:

	January 30, 2016	January 31, 2015
	$	$
Balance net, beginning of year	2,855	(169)
Deferred rent	440	617
Recognition of U.S. operating losses carried forward	633	3,146
Carrying value of property and equipment in excess of tax losses	(1,532)	(727)
Stock options	4,055	99
Financing fees and IPO-related costs	2,306	159
Foreign exchange gain on derivative financial instrument	(914)	—
Unrealized foreign exchange gain on intercompany advances	(428)	(361)
Lease inducement	227	—
Others	235	91
Deferred income tax assets net, end of year	7,877	2,855

20. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Wages, salaries and employee benefits	50,671	41,181	32,807
Depreciation of property and equipment	5,832	4,874	3,801
Amortization of intangible assets	613	573	944
Loss on disposal of property and equipment	297	31	—
Impairment of property and equipment	—	2,740	1,192
Provision (recovery) for onerous contracts	(265)	805	—
Stock-based compensation	1,749	947	228
Other selling, general and administration	21,219	15,414	13,397
	80,116	66,565	52,369

21. EARNINGS PER SHARE

Basic earnings per share (“EPS”) amounts are calculated by dividing the net income (loss) for the year attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the year. Diluted EPS amounts are calculated by dividing the net income (loss) attributable to ordinary equity holders (after adjusting for dividends, accretion interest on the mandatorily redeemable preference shares and gain/loss from embedded derivative on preferred shares) by the weighted average number of ordinary shares outstanding during the year plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the income and share data used in the basic and diluted EPS computations:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Net income (loss) for basic EPS	(131,431)	6,454	(6,164)
– dividends on preferred shares	—	1,178	—
– accretion of preferred shares	—	1,044	—
– Loss from embedded derivative on Series A, A-1, and A-2 preferred shares	—	380	—
Adjusted net income (loss) for diluted EPS	(131,431)	9,056	(6,164)
Weighted average number of shares outstanding — basic	19,776,946	11,984,763	11,928,626
Preferred shares Series A	—	6,423,895
Preferred shares Series A-1	—	—	—
Preferred shares Series A-2	—	31,072	—
Restricted stock units	—	—	—
Options	—	1,527,116	—
Weighted average number of shares — fully diluted	19,776,946	19,966,846	11,928,626

For the years ended January 30, 2016 and January 25, 2014, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 17 and the Series A, Series A‑1 and Series A‑2 preferred shares disclosed in Note 16 are anti‑dilutive. For the year ended January 31, 2015, the Series A-1 preferred shares were deemed anti-dilutive.

22. RELATED PARTY DISCLOSURES

During the year ended January 30, 2016, the Company occupied and paid rent on a property leased from a company controlled by the controlling shareholder amounting to $38 [January 31, 2015 —$175; January 25, 2014 — $304].

Additionally, interest was incurred on the loan from the controlling shareholder amounting to $48, respectively [January 31, 2015 —$210; January 25, 2014 — $391] of which $48 was paid on June 11, 2015 [January 31, 2015 — nil; January 25, 2014 — $391].

Dividends on Series A, A-1 and A-2 preferred shares were accrued for $438 [January 31, 2015 — $1,178; January 25, 2014 — $1,514]. As well, the Company paid $41 [January 31, 2015 — $83; January 25, 2014 — $24] for air travel services to a company associated with a board member.

The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

Transactions with key management personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$

Wages, salaries, bonus and consulting	3,600	3,918	3,164
Stock-based compensation	1,177	832	195
Total compensation earned by key management personnel	4,777	4,750	3,359

23. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker) makes decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available.

The Company derives revenue from the following products:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Tea	120,022	95,995	72,058
Tea accessories	43,191	31,295	25,046
Food and beverages	17,477	14,593	11,065
	180,690	141,883	108,169

Property and equipment and intangible assets by country are as follows:

	January 30, 2016	January 31, 2015	January 25, 2014
	$	$	$
Canada	35,915	30,539	25,460
US	13,657	6,751	5,900
Total	49,572	37,290	31,360

Gross profit per country is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the year ended
	January 30, 2016
	Canada	US	Consolidated
	$	$	$
Sales	156,186	24,504	180,690
Cost of sales	71,657	13,702	85,359
Gross profit, before unallocated items	84,529	10,802	95,331
Selling, general and administration expenses			80,116
Results from operating activities			15,215
Finance costs			1,051
Finance income			(348)
Accretion of preferred shares			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			140,874
Loss before income taxes			(126,763)

	For the year ended
	January 31, 2015
	Canada	US	Consolidated
	$	$	$
Sales	129,212	12,671	141,883
Cost of sales	56,771	7,414	64,185
Gross profit, before unallocated items	72,441	5,257	77,698
Selling, general and administration expenses			66,565
Results from operating activities			11,133
Finance costs			2,345
Finance income			(133)
Accretion of preferred shares			1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			380
IPO-related costs			856
Settlement cost related to former option holder			520
Income before income taxes			6,121

	For the year ended
	January 25, 2014
	Canada	US	Consolidated
	$	$	$
Sales	99,412	8,757	108,169
Cost of sales	43,294	5,109	48,403
Gross profit, before unallocated items	56,118	3,648	59,766
Selling, general and administration expenses			52,369
Results from operating activities			7,397
Finance costs			1,967
Finance income			(45)
Accretion of preferred shares			514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			8,058
Loss before income taxes			(3,097)

24. FINANCIAL RISK MANAGEMENT

The Company’s activities expose it to a variety of financial risks, including risks related to foreign exchange, interest rate, credit, and liquidity.

Currency risk — foreign exchange risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Given that some of its purchases are denominated in U.S. dollars, the Company is exposed to foreign exchange risk. The Company’s foreign exchange risk is largely limited to currency fluctuations between the Canadian and U.S. dollars. The Company is exposed to currency risk through its cash, accounts receivable and accounts payable denominated in U.S. dollars.

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $25.

The Company’s foreign exchange exposure is as follows:

	January 30, 2016	January 31, 2015
	US$	US$
Cash	464	399
Accounts receivable	1,126	206
Accounts payable	2,092	2,460

During the year ended January 30, 2016, in order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company entered into forward contracts to fix the exchange rate of its expected U.S. dollar inventory purchasing requirements, through October 2016. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income for the year ended January 31, 2016. As at January 31, 2016, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at January 30, 2016 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.306	36,550	47,734	February 2016 to October 2016	3,442

The Company did not use any forward contracts to manage foreign exchange risk for the years ended January 31, 2015 and January 25, 2014 but rather satisfied its U.S dollar requirements primarily through spot rate purchases.

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (see note 14). As at January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

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

As at January 30, 2016, the Company had $72,514 in cash. In addition, as outlined in note 14, the Company has a Revolving Facility of $20,000, of which nil was drawn as at January 30, 2016. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, the Revolving Facility (note 14) and cash on hand.

The Company expects that its trade and other payables will be discharged within 90 days.

The following table summarizes the obligations as of January 30, 2016, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	January 30, 2016
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	14,435	14,435	—	—
Operating lease obligations	127,069	15,647	76,106	35,316
Purchase obligations	10,373	10,373	—	—
	151,877	40,455	76,106	35,316

	January 31, 2015
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	12,441	12,441	—	—
Long-term debt obligations	9,878	3,961	5,917	—
Finance lease obligations	552	327	225	—
Loan from controlling shareholder	2,952	—	2,952	—
Operating lease obligations	101,793	12,186	48,699	40,908
Operating lease obligations to controlling shareholder	1,021	128	510	383
Series A, A-1 and A-2 redeemable preferred shares	28,642	—	28,642	—
Accrued dividends	2,692	—	2,692	—
Purchase obligations	9,894	9,894	—	—
	169,865	38,937	89,637	41,291

Credit risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable and derivative financial instruments. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored.

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of note 3 describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized.

The classification of financial instruments, as well as their carrying values and fair values, are shown in the tables below:

	January 30, 2016		January 31, 2015
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	$	$	$	$
Financial assets
Derivative financial instruments — foreign forward exchange contracts	3,442	3,442	—	—
Financial liabilities
Long-term debt	—	—	9,878	9,878
Loan from controlling shareholder	—	—	2,952	2,952
Preferred shares — Series A, A-1 and A-2 and dividends	—	—	28,768	31,334
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	—	—	16,427	16,427

The Company has determined the estimated fair values of its financial instruments based on appropriate valuation methodologies; however, considerable judgment is required to develop these estimates. Accordingly, the estimated fair values are not necessarily indicative of the amounts the Company could realize or would pay in a current market exchange. The estimated fair value amounts can be materially affected by the use of different assumptions or methodologies. The methods and assumptions used to estimate the fair value of financial instruments are described below:

•	The estimated fair value of long‑term debt bearing variable rates is considered to approximate its carrying value [Level 2].

•	The estimated fair value of loan from controlling shareholder was determined by discounting expected cash flows rates currently offered to the Company for similar debt [Level 2].

•

The estimated fair value of Series A, A‑1 and A‑2 preferred shares was determined by discounting expected future cash flows rates at the discount rates which represent the cost of borrowing those cash flows [Level 3].

•	The carrying value of the financial derivative liability is its fair value [Level 3].

•	The estimated fair value of forward contracts is determined using forward exchange rates at the end of the reporting period [Level 2].

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

There were no significant transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended January 30, 2016 and January 31, 2015.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the years ended January 30, 2016 and January 31, 2015.

	Fair value of Level 3
	financial instruments
	January 30, 2016	January 31, 2015
	$	$
Balance, beginning of the year	16,427	14,024
Addition through issuance of preferred shares Series A-1 and Series A-2	—	2,023
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	140,874	380
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	(157,301)	—
Balance, end of year	—	16,427

25. MANAGEMENT OF CAPITAL

As at January 30, 2016, the Company’s capital is composed of shareholders’ equity as follows:

	January 30, 2016	January 31, 2015
	$	$
Current portion of long-term debt and finance lease obligations	—	4,287
Long-term debt and finance lease obligations	—	6,142
Loan from the controlling shareholder	—	2,952
Total debt	—	13,381
Preferred shares - Series A, A-1 and A-2	—	28,768
Financial derivative liability embedded in preferred shares	—	16,427
Shareholder’s equity [excluding accumulated other comprehensive income]	127,834	(2,332)
Total capital under management	127,834	56,244

The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its organic growth, to establish a strong capital base so as to maintain investor, creditor and market confidence and to provide an adequate return to shareholders.

The Company’s primary uses of capital are to finance increases in non‑cash working capital along with capital expenditures for its store expansion and renovation program as well as information technology and infrastructure improvements.

The Company currently funds these requirements from cash flows from operations as well as its financial resources, which include a cash balance of $72,514 as at January 30, 2016, the Revolving Facility (note 14) and through its issuances of common shares (note 17). The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

The Company is subject to certain non‑financial covenants related to its Revolving Facility, all of which were met as at January 30, 2016 and January 31, 2015. There has been no change with respect to the overall capital risk management strategy during the years ended January 30, 2016 and January 31, 2015.

26. GUARANTEES

Some agreements to which the Company is party, specifically those related to debt agreements and the leasing of its premises, include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at January 30, 2016, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

The Company indemnifies its directors and officers against claims reasonably incurred and resulting from the performance of their services to the Company, and maintains liability insurance for its directors and officers as well as those of its subsidiary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTAS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this report, or the Evaluation Date. Based upon the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the Evaluation Date. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed by us in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to our management, including our principal executive and principal financial officers as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

As disclosed in our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2015, August 1, 2015 and October 31, 2015, we have made changes to our internal control over financial reporting to remediate the material weakness in our internal control over financial reporting identified prior to our initial public offering that related to our controls over the valuation process used in valuing the liability associated with the embedded derivative related to our Series A, A-1 and A-2 preferred shares that automatically converted into common shares in connection with our initial public offering. After completing our testing of the design and operational effectiveness of these controls, our management has concluded that we have remediated the material weakness as of January 30, 2016. Other than those changes related to our remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 30, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, DIRECTOR NOMINEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of the names and ages of our directors, director nominees and officers as of April 11, 2016, and a brief account of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Sylvain Toutant...........................................................	52	President, Chief Executive Officer and Director
Luis Borgen.................................................................	46	Chief Financial Officer
Doug Higginbotham.....................................................	51	Head of Supply Chain
Marc Macdonald...........................................................	44	Chief Human Resources Officer
Edmund Noonan.........................................................	49	Head of Global Real Estate and Store Developement
Howard Tafler.............................................................	46	Chief Accounting Officer
Pierre Michaud.............................................................	72	Director and Chairman
Emilia Di Raddo...........................................................	58	Director
Tom Folliard.................................................................	51	Director
Bruce Guerriero...........................................................	62	Director and Audit Chair
David W. McCreight.....................................................	53	Director
Lorenzo Salvaggio.......................................................	61	Director
Guy Savard.................................................................	73	Director
Herschel Segal.............................................................	85	Co‑Founder and Director
Sarah Segal.................................................................	31	Director
Michael J. Mardy.........................................................	66	Director Nominee
Kathleen C. Tierney.....................................................	70	Director Nominee
Maurice Tousson.........................................................	67	Director Nominee

Sylvain Toutant, President and Chief Executive Officer.  Mr. Toutant, 52, joined the Company as President and Chief Executive Officer and as a director in May 2014. Prior to that, Mr. Toutant served as the President of Keurig Green Mountain Canada from December 2010 to May 2014 and as Chief Operating Officer of VanHoutte from August 2008 to December 2010. Mr. Toutant received a B.A.A. in Marketing and Commerce from Université du Québec à Trois Rivières. Mr. Toutant brings significant experience in the beverage industry to the Board.

Luis Borgen, Chief Financial Officer.  Mr. Borgen, 46, became our Chief Financial Officer in May 2012. Prior to joining us, Mr. Borgen served as Chief Financial Officer of DaVita HealthCare Partners Inc. from March 2010 to April 2012. From February 2009 to March 2010, Mr. Borgen served as Senior Vice President, Finance for the U.S. retail division of Staples, Inc. From June 2005 until January 2009, Mr. Borgen served as the Vice President, Finance for the U.S. retail division of Staples, Inc. From July 2002 to June 2005, Mr. Borgen served as Vice President, Corporate Financial Planning and Analysis of Staples, Inc. From February 1999 to June 2002, Mr. Borgen served in the corporate treasury department of Staples, Inc., including as Vice President and Assistant Treasurer. Mr. Borgen received a B.S. in Business Management from the United States Air Force Academy, a Masters in Finance from Boston College and an M.B.A. from The University of Chicago. Mr. Borgen is a resident of Massachusetts, USA.

Doug Higginbotham, Head of Supply Chain.  Mr. Higginbotham, 51, became our Head of Supply Chain in August 2013.  From 2010 to 2013, Mr. Higginbotham was with McNairn Packaging based in Ontario, Canada, in the role of Vice President of Supply Chain for North America Operations. Prior to that, Mr. Higginbotham held various roles at Yankee Candle over a ten year span, including Vice President of Purchasing & Logistics, Vice President of Purchasing & Quality, and Vice President of Logistics. Mr. Higginbotham received a BS in Business Administration/Management from the University of Phoenix and a MBA in Global Management from the University of Phoenix. Mr. Higginbotham is a resident of Massachusetts, USA.

Marc Macdonald, Chief Human Resources Officer.  Mr. Macdonald, 44, joined our Company as Chief HR Officer in July 2014. Prior to joining our Company, Mr. Macdonald served as the Vice President, HR at Keurig Green Mountain Canada from August 2011 through July 2014 and as Director, HR at The Home Depot, Inc. from August 2008 through August 2011. Mr. Macdonald received a Bachelor of Commerce in Organizational Behavior and Labor Management Relations from McGill University and an M.Sc. in Human Resources from HEC Montréal. Mr. Macdonald is a resident of Québec, Canada.

Edmund Noonan, Head of Global Real Estate and Store Development.  Mr. Noonan, 48, became our Head of Store Development in October 2014 and Head of Global Real Estate in March 2015. Prior to that, Mr. Noonan served in increasing roles of responsibility at Abercrombie & Fitch, Inc. from January 2008 through September 2014, including Vice President, Real Estate for the United States & Canada, Vice President, Capital, Real Estate Finance & Accounting and Senior Director, Corporate Finance. Mr. Noonan received a B.S. in Finance and Political Science from Miami University and an M.B.A. in Finance from The Ohio State University. Mr. Noonan is a resident of Ohio, USA.

Howard Tafler, Chief Accounting Officer.  Mr. Tafler, 46, joined our Company in January 2010 and serves as our Chief Accounting Officer. Prior to joining the Company, Mr. Tafler worked at a national accounting firm and was the Chief Financial Officer of a manufacturing company from 2003 to 2009. Mr. Tafler received a Bachelor of Commerce in Accounting from McGill University. Mr. Tafler is also a chartered accountant and a CPA. Mr. Tafler is a resident of Québec, Canada.

Pierre Michaud, Chairman.  Mr. Michaud, 72, became a director of our Company in 2014. Mr. Michaud is the founder and was the Chief Executive Officer and Chairman of Reno‑Depot inc. until 1997. He was also Chairman of Provigo inc., a major food retailer in Canada from 1993 to 1999 and a director of The Laurentian Bank of Canada (TSX: LB) from 1990 to 2010, and went on to become Vice Chairman in 1997. His other directorships were: Loblaw Companies of Canada (TSX: L) from 1999 to 2011, BRP inc. (TSX: DOO) from 2004 to 2014, Gaz Metro inc. from 2004 to 2009, Castorama S.A. in France from 1997 to 2000 and The Caisse de Depot et Placements du Quebec from 1989 to 1995. Mr. Michaud brings extensive retailing knowledge to the Company. Mr. Michaud is a resident of Québec, Canada.

Emilia Di Raddo, Director.    Ms. Di Raddo, 58, became a director in 2012, except between January 2013 to March 2014. She has been the President of Le Chateau Inc. (TSX: CTU/A) since 2000, where she has been serving on the Board of Directors since 2001, and was Chief Financial Officer from 1996 to 2000. Prior to that, Ms. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products’ industry. Ms. Di Raddo received a Bachelor of Commerce and a Diploma in Accountancy from Concordia University and is also a chartered accountant and a CPA. Ms. Di Raddo brings valuable retail industry experience to the Board.

Tom Folliard, Director.  Mr. Folliard, 51, became a director in 2014. He has served as the President and Chief Executive Officer of CarMax, Inc. from 2006 until February 2016 when he ceased to serve as the President. Prior to that, Mr. Folliard served as executive vice president of store operations from 2001 to 2006 and vice president of merchandising from 1996 to 2001. Mr. Folliard serves on the Board of Directors of CarMax, Inc. (NYSE: KMX) and Pulte Group (NYSE: PHM). Mr. Folliard received a B.S. in Management from Florida Institute of Technology. Mr. Folliard brings valuable management and retail experience to the Board.

Bruce Guerriero, Director and Audit Chair.  Mr. Guerriero, 62, became a director in 2015. He was a Senior Audit Partner in the Montreal office of KPMG LLP, where he practiced for 38 years before retiring in September 2014. During his years at KPMG, Mr. Guerriero served as the lead audit engagement partner for companies in different business sectors, including Consumer Markets and Retail. He also served on the Partnership Board of Directors for KPMG in Canada from 2003 to 2010. In addition, Mr. Guerriero assisted companies with their public offerings on Canadian and U.S. exchanges as well as provided them with assistance in meeting their ongoing financial requirements with the Canadian and U.S. securities regulators. Mr. Guerriero brings leadership and valuable financial expertise to our Board of Directors and Audit Committee.

David W. McCreight, Director.  Mr. McCreight, 53, became in director in 2014. He has served as President of URBN Inc. and Chief Executive Officer of Anthropologie Group since February 2016. Prior to that, Mr. McCreight was Chief Executive Officer of Anthropologie Group from November 2011 until February 2016, President of Under Armour, Inc. from 2008 until 2010 and President of Lands’ End, Inc. from 2005 to 2008. Mr. McCreight also held the position of Senior Vice President of Merchandising at Lands’ End from 2003 to 2005 and Senior Vice President and General Merchandising Manager of Disney Stores from 2001 to 2003. Mr. McCreight received a B.A. in Liberal Arts from the University of Virginia. Mr. McCreight is qualified to serve on the Board given his experiences described above and his understanding of the retail industry.

Lorenzo Salvaggio, Director.  Mr. Salvaggio, 61, became a director in 2014. He has close to forty years of business experience in banking, accounting, retail and manufacturing. He serves as the Vice President, Secretary and Chief Operating Officer of Rainy Day Investments LTd. Prior to that, he served as Chief Financial Officer of Les Distribution Regitan Ltd., a food wholesaler, from October 2012 to May 2014 and from July 2005 to October 2012 was a consultant at and owner of Lyceum Management Services Inc., a consulting firm focused on corporate turn-around and M&A. Mr. Salvaggio received a Bachelor of Commerce in Accounting from Concordia University and continued his studies at McGill University to obtain both his Diploma in Accountancy and a Certified Management Accountant (C.M.A.) accreditation.. Mr. Salvaggio is a CPA and CMA. Mr. Salvaggio brings significant management and accounting experience to the Board.

Guy Savard, Director.  Mr. Savard, 73, became a director of our Company in 2014. Mr. Savard served as Chairman of Merrill Lynch Canada Inc. from August 1998 to September 2012. Prior to joining Merrill Lynch Canada Inc., Mr. Savard started his career as a chartered accountant and then served as President and Chief Operating Officer of Caisse de dépôt et placement du Québec. Mr. Savard received a Bachelor of Commerce from Laval University, a Masters Degree in Accounting and Commerce from Laval University and a Diploma in Small Company Management from Harvard University. Mr. Savard brings significant financial and accounting experience to our board. Mr. Savard is a resident of Québec, Canada.

Herschel Segal, Co-Founder and Director.  Since January 1969, Mr. Segal, 85, has served as the President and Chief Executive Officer of Rainy Day Investments Ltd., an investment company. Mr. Segal founded Le Chateau Inc. (TSX: CTU/A), a clothing retailer, in 1959 and served as its Chief Executive Officer until September 2006, where he also served as Executive Chairman until February 2007 and where he is still a director. Mr. Segal received a B.A. in Economics and Political Science from McGill University. Mr. Segal brings vast retail industry experience to the Board. Mr. Segal is a resident of Québec, Canada.

Sarah Segal, Director.  Ms. Segal, 31, became a director in 2012. She served as the President and Head of Product Development and Tea Department from December 2010 to September 2012. Since May 2013, Ms. Segal has served as the President and owner of Oink Oink Candy Inc. (SQUISH Candy). Ms. Segal received a B.A. in Environmental Health from McGill University and a M.Sc. in Water Science, Policy and Management from Oxford University. Ms. Segal brings knowledge of the Company and retail experience to the Board.

Michael J. Mardy, Director Nominee.  Mr. Mardy, 66, has served as Executive Vice President and Director of specialty retailer, Tumi Inc. since July 2003. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President and CFO of Keystone Foods LLC, a processor and distributor. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy served on the board of directors of Keurig Green Mountain Inc. (Nasdaq: GMCR) and ModusLink Global Solutions (Nasdaq: MLNK), Inc. acting as audit committee chair and a member of their respective compensation committees. Mr. Mardy also serves on the NYSE Advisory Board and is a trustee of the New Jersey chapter of the financial Executive Institute. Mr. Mardy holds an MBA from Rutgers University and undergraduate degree from Princeton University. He is a member of the American institute of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants. Mr. Mardy brings valuable management, retail and finance experience to the Board.

Kathleen C. Tierney, Director Nominee.  Ms. Tierney, 70, has served as Chief Executive Officer of specialty retailer Sur La Table, Inc. from August 2004 to 2008 and served as its Executive Vice Chairman from 2008 to 2011. From 2001 to 2003, she served as Chief Executive Officer of Fitch North America. She served as an Independent Consultant with a client roster including The Home Depot, Vinquiry, Yoga Works and Hirsch Bedner Design. Prior to this, Ms. Tierney was the Chief Executive Officer at Smith & Hawken from 1993 to 1999.  During her tenure at The Nature Company, she served as an Executive Vice President , overseeing their growth from 3 locations to 120 stores nationwide. She has a rich background in the Retail Industry and International business and travel. Ms. Tierney earned a B.A. in English Literature from Dominican College in California, served two years in the Peace Corps, holds a lifetime teaching credential from the State of California and a Strategic Marketing Certificate from Harvard University. Ms. Tierney brings valuable management and retail experience to the Board.

Maurice Tousson, Director Nominee.  Mr. Tousson, 67, has served as President and Chief Executive Officer of CDREM Group Inc., a Canada based chain of retail stores known as Centre du Rasoir or Personal Edge since January 2000. Mr. Tousson has held executive positions at well-known Canadian specialty stores, including Chateau Stores of Canada, Consumers Distributing and Sports Experts, with responsibilities for operations, finance, marketing and corporate development. Mr. Tousson currently sits on the Board of Directors of Dorel Industries (TSE: DII), a multinational public company where he acts as lead Director. Mr. Tousson holds an MBA degree from Long Island University in New York. Mr. Tousson brings valuable management and retail experience to the Board.

Family Relationships

Our co‑founder and one of our directors, Herschel Segal, is the father of Sarah Segal, who is also currently one of our directors. Mr. Toutant, our President and Chief Executive Officer, is married to a niece of Mr. Michaud, our Chairman.

Audit Committee Report

The following Report of the Audit Committee of the Board of Directors (the “Audit Committee”) does not constitute soliciting material and should not be deemed filed or incorporated by reference into any future filings under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934 (the "Exchange Act"), except to the extent we specifically incorporate this Report by reference.

Function of Audit Committee

The Audit Committee operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance”. The Audit Committee’s primary responsibilities and duties include:

•appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and reviewing and appraising the audit efforts of our independent accountants;

•establishing procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•engaging independent counsel and other advisers, as necessary;

•determining funding of various services provided by accountants or advisers retained by the committee;

•reviewing our financial reporting processes and internal controls;

•reviewing and approving related‑party transactions or recommending related‑party transactions for review by independent members of our Board of Directors; and

•providing an open avenue of communication among the independent accountants, financial and senior management and the Board.

Independence of Audit Committee Members

Our Audit Committee consists of Bruce Guerriero, Guy Savard and Tom Folliard, with Bruce Guerriero serving as Chairman of the committee. The Board determined that Bruce Guerriero, Guy Savard and Tom Folliard meet the independence requirements under the rules of The NASDAQ Global Market and under Rule 10A-3 under the Exchange Act. Emilia Di Raddo was a member of the Audit Committee until April 12, 2016, following which our Audit Committee now consists exclusively of independent directors. On April 5, 2016, the Board approved three new candidates to be submitted for election and shareholders’ vote at the Annual General Meeting of Shareholders. The Board will not re-nominate Messrs Guerriero and Savard.

Audit Committee Financial Expert

The Board has determined that Bruce Guerriero is an “Audit Committee financial expert.” All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The NASDAQ Global Market.

Audited Financial Statements Included in Annual Report

Management has the primary responsibility for establishing and maintaining adequate internal financial controls, for preparing the financial statements and for the public reporting process. Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, is responsible for expressing opinions on the conformity of the Company’s audited consolidated financial statements with International Financial Reporting Standards.

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended January 30, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of

Operation.

The Audit Committee also has discussed with EY the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”) AU Section 380, “Communication with Audit Committees.” The Audit Committee also received the written disclosures and the letter from EY that are required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with EY its independence. The Audit Committee also considered whether EY’s provision of non-audit services to the Company is compatible with maintaining EY’s independence. This discussion and disclosure informed the Audit Committee of EY’s independence and assisted the Audit Committee in evaluating that independence. On the basis of the foregoing, the Audit Committee concluded that EY is independent from the Company, its affiliates and management.

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements for the year ended January 30, 2016 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Bruce Guerriero, Chair

Emilia Di Raddo (a member until April 12, 2016)

Tom Folliard

Guy Savard

Corporate Governance

Statement of Corporate Governance Practices

As a Canadian reporting issuer with securities listed on the NASDAQ, DAVIDsTEA complies with all applicable rules adopted by the Canadian Securities Administrators (the “CSA”) and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards (the “NASDAQ Standards”), provided that DAVIDsTEA complies with Canadian governance requirements. DAVIDsTEA also complies with National Instrument 58-101 - Disclosure of Corporate Governance Practices (the “CSA Disclosure Instrument”) and National Policy 58-201 (Corporate Governance Guidelines (the “CSA Governance Policy”). The CSA Governance Policy provides guidance on governance practices for Canadian issuers. The CSA Disclosure Instrument requires issuers to make the prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the requirements of the CSA Disclosure Instrument and the Corporate Governance Policy, as reflected in the disclosure made hereunder. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described below, on the recommendation of the HRCGC.

The Board of Directors considers corporate governance practices to be an important factor in the overall success of the Company. The Board of Directors also intends to adopt additional corporate governance guidelines to assist it with its corporate governance responsibilities. These guidelines will set out general guidelines relating to the responsibilities, organization and membership of the Board of Directors, the composition and membership of the various committees, meetings of the Board, director compensation, the evaluation of management and succession planning.

Board of Directors

Independence

The Board of Directors consists of ten directors, nine of whom are non‑employee directors. Each director was elected under Board composition provisions in the Company’s amended and restated voting agreement, as amended, which terminated upon the closing of the IPO, except for Mr. Guerriero who was appointed by the Board on December 7, 2015 to fill in the vacancy after the passing of Mr. Thomas Stemberg. Our directors are appointed for a one‑year term to hold office until the next annual general meeting of Shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Five of our ten directors that make up the Board of Directors are considered “independent” pursuant to Section 1.4 of the CSA’s Audit Committee Rules. Under these rules, Pierre Michaud, the Chairman of the Board of Directors, Bruce Guerriero, Tom Folliard, David McCreight and Guy Savard are considered independent, whereas Emilia Di Raddo, Lorenzo Salvaggio, Hershel Segal, Sarah Segal and Sylvain Toutant are not considered to be independent as a result of their respective relationships with the Company or their relationships with other non‑independent members of the Board of Directors. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, despite the fact that a majority of our directors are not independent, the independent members of the Board of Directors may meet in the absence of members of management and the non‑independent directors. An in camera session is now scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non‑independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

The Board of Directors does not have a written mandate delineating its roles and responsibilities but functions within the scope of our governing statutes, by‑laws and, where applicable, the corporate governance guidelines. A written mandate is expected to be developed and adopted in the coming year.

Chair of the Board

The Board of Directors is led by a non-executive, independent Chairman, which the Company believes contributes to the Board’s ability to function independently of management. Pierre Michaud has been a director of the Company since 2014 at which time he also became the Chairman of the Board. As Chairman of the Board, Mr. Michaud is responsible for overseeing the Board in carrying out its roles and responsibilities, which includes overseeing that the Board’s duties and responsibilities are carried out independently of management. See “Position Description” below for further detail on the role of the Chairman.

Conflicts of Interest

In accordance with applicable law and DAVIDsTEA’s policy, each director is required to disclose to the Board any potential conflict of interest he or she may have in a matter before the Board or a Committee thereof at the beginning of the Board or committee meeting. A director who is in a potential conflict of interest must not attend any part of the meeting during which the matter is discussed or participate in a vote on such matter.

Formal Position Descriptions

The Board has adopted formal position descriptions for the Chairman of the Board and the Board Committee Chairs, as well as for the President and CEO.

Chairman of the Board

The Board of Directors has adopted a written position description for the Chairman of the Board of Directors and each of the Committee chairs, which sets out each of the chairs’ key responsibilities, including duties relating to setting meeting agendas, chairing meetings and working with the respective committee and management to ensure, to the greatest extent possible, the effective functioning of the committee and the Board of Directors.

The primary responsibility of the Chairman is to provide leadership to the Board to enhance Board effectiveness. The Chair of the Board must oversee that the relationship between the Board, management, Shareholders and other stakeholders are effective, efficient and further to the best interests of the Company.

Committee Chairs

The position descriptions of each Committee Chair provide that each Chair’s key role is to manage his or her respective Committee and ensure that the Committee carries out its mandate effectively. Like the Chairman of the Board, each Committee Chair is expected to provide leadership to enhance the Committee’s effectiveness and must oversee the Committee’s discharge of its duties and responsibilities. Committee Chairs must report regularly to the Board on the business of their respective committee.

President and CEO

The primary responsibility of the President and CEO is to lead the Company by providing strategic direction that includes the development and implementation of plans, policies, strategies and budgets for the growth and profitable operation of the Company. The Board of Directors has, together with the CEO, developed a written position description for the CEO which sets out the Chief Executive Officer’s key responsibilities, including duties relating to strategic planning, operational direction, Board of Directors interaction, building an effective management team and communication with shareholders.

The HRCGC, together with the Chairman of the Board and the President and CEO, develop yearly goals and objectives that the President and CEO is responsible for meeting. The HRCGC and the Chairman of the Board evaluate the President and CEO’s performance in light of such goals and objectives and establish his compensation based on this evaluation. The corporate objectives that the President and CEO is responsible for meeting, with the rest of management placed under his supervision, are determined by the strategic plans and the budgets as they are approved each year by the Board.

Election of Directors

As the Board has not adopted a policy for the selection and nomination of directors, it is the Board’s responsibility to monitor the composition of the Board and select qualified candidates eligible to stand for election as directors of the Company and recommend such candidates to the Board should there be any vacancy or should any Board member decides not to stand for election. The Board assesses the competencies, skills, personal qualities, availability, geographical representation, business background and diversified experience of the Board members and the Company’s circumstances and needs. From time to time, the Board may appoint, at its discretion, an ad hoc committee composed of Board members to select and recommend to the Board candidates eligible to stand for election or fill any vacancy.

Committees of the Board

The Board has established the Audit Committee and the HRCGC and has delegated to each of these committees certain responsibilities that are set forth in their respective mandates. The Board has also established a Real Estate Committee with a mandate to evaluate and approve sites to be leased by the Company with the budget, criteria and other qualifications as may be approved by the Board from time to time. The current members of the Real Estate Committee are Mr. Michaud (Chair), Ms. Segal and Messrs. Segal and Toutant as well as Mr. Noonan (Head of Global Real Estate and Store Development).

Human Resources, Compensation and Governance Committee

The HRCGC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Although not comprised solely of independent directors, the Board of Directors believes that the HRCGC is able to carry out its mandate in the same manner as if the committee were comprised entirely of independent directors. Independent consultants may also be periodically retained to assist the HRCGC in fulfilling its responsibilities when needed. Furthermore, the HRCGC is responsible for corporate governance matters. As required in its mandate, the HRCGC is composed of a majority of independent directors, including the Chairman of the committee that must qualify as an independent director. The four current members of the HRCGC are Mr. Folliard (Chair), and Messrs. McCreight, Michaud, and Segal. A copy of the charter of the HRCGC is available on the Company’s website at http://ir.davidstea.com.

Board and Committee Meetings

In Camera Sessions

To maintain independence from management, the independent Board members meet at least annually and may meet at each quarterly and special Board meeting, without the presence of management and under the chairmanship of the independent Chairman of the Board. Similarly, each of the Company’s committees may hold separate sessions without management present under the chairmanship of its committee Chair at least annually and may hold one at each quarterly and special committee meeting.

Ethical Business Conduct

The Company’s Code of Ethics (the “Code of Ethics”) is applicable to all DAVIDsTEA’s directors, senior managers and financial officers and has been developed to promote the honest and ethical conduct of our directors, senior managers and financial officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers. A copy of the Code of Ethics is available on the Company’s website at http://ir.davidstea.com. The Code of Ethics addresses several matters, including conflicts of interest, integrity of corporate records, confidentiality of corporate information, protection and use of corporate assets and opportunities, insider trading, compliance with laws and reporting of unethical or illegal behaviour. No waiver has ever been granted to a director or executive officer in connection with the Code of Ethics.

In addition to monitoring compliance with the Code of Ethics, the Board has adopted whistleblowing procedures for reporting unethical or questionable acts by the Company or employees thereof. Complaints can be made via telephone at a confidential line called the integrity line. Any Human Resources-related question is redirected to our Chief Human Resources Officer while any issue of misconduct or fraud is redirected to the Chair of the Audit Committee who is responsible to oversee the whistleblowing procedures.

Board, Committees and Directors Performance Assessment

On an annual basis, the Chairman of the Board is responsible for the process of assessing the performance and effectiveness of the Board as a whole, the Board Committees, Committee Chairs and individual directors. Questionnaires are distributed to each director for the purpose of (i) evaluating the Board’s responsibilities and functions, its operations, how it compares with boards of other companies on which the directors serve and the performance of the Board’s Committees and (ii) inviting directors to make suggestions for improving the performance of the Chairman of the Board, Committee Chairs and individual directors. The questionnaire completed by the Chairman of the Board is submitted to the Chair of the HRCGC Committee. The results of the questionnaires are compiled by the Corporate Secretary on a confidential basis to encourage full and frank commentary. In addition, the Chairman of the Board discusses with each Board member individually in order to discuss the questionnaires and also meets the Chair of the HRCGC Committee who is responsible for his assessment. The results of the questionnaires as well as any issues raised during individual discussions are presented and discussed at a following meeting of the Board. At all times, Board members are free to discuss among themselves the performance of a fellow director, or submit such a matter to the Chairman of the Board. Based on the outcome of the discussion, the Chairman of the Board then presents to the Board the assessment’s findings and its recommendations to enhance the performance and effectiveness of the Board and its Committees.

Director Selection

Skills and Experience of Directors

The process by which the Board establishes new candidates for Board nominations lies within the discretion of the Board of Directors with a view of the best interests of the Company and in accordance with the corporate governance guidelines. Pursuant to the governing statutes, Articles and by‑laws, new candidates for Board nominations can be proposed by the Shareholders and will be voted on by the Shareholders at each annual meeting of Shareholders.

Nomination of Directors

Before making a recommendation on a new director candidate, the Chairman of the Board and different Board members meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Board. In certain circumstances, the Board may also retain an independent recruiting firm to identify director candidates and fix such firm’s fees and other retention terms.

The Board does not impose nor does it believe that it should establish term limits or retirement age limits on its directors, as such limits may cause the loss of experience and expertise important to the optimal operation of the Board.

Diversity and Gender Diversity

The Company does not have a formal policy on diversity on the Board of Directors or in senior management positions. The Company is, however, mindful of the benefit of diversity of the Board of Directors and senior management, including the representation of women on the Board and in senior management positions, and the need to maximize their effectiveness and respective decision‑making abilities. Accordingly, in searches for new candidates, while the Company seeks to recruit or appoint the most qualified individuals for particular positions, it considers the merit of potential candidates based on a balance of skills, background, experience and knowledge, including taking into consideration diversity such as gender, age and geographic areas.

Director Orientation and Continuing Education

Orientation

The HRCGC Committee is responsible for developing, monitoring and reviewing the Company’s orientation and continuing education programs for directors. New directors are provided with an information package on the Company’s business, its strategic and operational business plans, its operating performance, its governance system and its financial position. Also, new directors meet individually with the President and Chief Executive Officer and other senior executives to discuss these matters. The Board ensures that prospective candidates fully understand the role of the Board and its Committees and the contribution that individual directors are expected to make, including, in particular, the personal commitment that the Company expects of its directors.

Continuing Education

All Board members have visited a few DAVIDsTEA’s stores. Management makes presentations to the Board members on a range of topics that are relevant to the operations. Senior management makes regular presentations to the Board and its committees to educate them and keep them informed of developments within the Company’s main areas of business and operations, as well as on key legal, regulatory and industry developments. Directors attend an annual strategic planning meeting, where management presents the Company’s short, mid and long-term strategic plan. Directors are also provided with Board and Board committee materials at least one week in advance of regularly scheduled meetings. Directors also receive periodic updates between Board meetings on matters that affect the Company’s business. Finally, Board members have full access to the Company’s senior management and employees.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2015 Summary Compensation Table" below. In Fiscal 2015, our "named executive officers1" and their positions were as follows:

•	Sylvain Toutant, President and Chief Executive Officer
•	Luis Borgen, Chief Financial Officer
•	Edmund Noonan III, Head of Global Real Estate and Store Development
•	Douglas Higginbotham, Head of Supply Chain
•	Marc Macdonald, Chief Human Resources Officer

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on Form 10-K "Cautionary Note Regarding Forward-Looking Statements."

Summary Compensation Table

Executive and Director Compensation

The following relates to the compensation of the named executive officers for the fiscal year ended January 30, 2016. The “Named Executive Officers”, being the President and Chief Executive Officer of the Company (“CEO”), its Chief Financial Officer (“CFO”), and the three most highly compensated executive officers of the Company, including any of its subsidiaries, who each earned total compensation that exceed $150,000 for the fiscal year ended January 30, 2016, are:

•	Mr. Toutant, President and CEO,
•	Mr. Borgen, CFO,
•	Mr. Noonan III, Head of Global Real Estate and Store Development,
•	Mr. Higginbotham, Head of Supply Chain, and

•	Mr. Macdonald, Chief Human Resources Officer.

Each year, the HRCGC reviews and determines the compensation of the Named Executive Officers.

Compensation Philosophy and Overview of Components

The objectives of the compensation program are to attract, retain and motivate highly skilled executives, to reward them for their performance and contributions to the Company’s short‑ and long‑term success, and to align the interests of our executive officers with those of the shareholders. The compensation of each executive officer is determined based on a number of factors, including the executive officer’s qualifications and experience, role, responsibilities and contributions, as well as the market and our financial condition.

The compensation program includes incentive programs intended to align executive compensation with the Company’s performance, to motivate our executive officers to work toward the achievement of our short‑ and long‑term corporate objectives, including strategic goals and increasing shareholder value and, where appropriate, to reward superior performance. The named executive officers are also entitled to receive benefits and executive perquisites in accordance with the Company’s policies.

The compensation program aims at striking the right balance between fixed and variable compensation so as to keep the executives motivated to thrive in achieving the operating and financial goals, while promoting a prudent risk-taking culture.

Below are the main compensation components we use, as well as the reasoning behind their utilization.

	Fixed Compensation Component			Variable Compensation Component
	Base Salary	Group Insurance Benefits	Perquisites	Annual Incentive Program	Long-Term Incentives
Objective and Basis	• Attract and retain qualified and competent executives • Provide base compensation that is competitive for each role	• Provide for the wellness of the executives • Protect executives and their families	• Limited executive perquisites to stimulate performance	• Drive Company performance where appropriate • Align executive compensation with Company performance • Reward superior performance

•

Attract and retain executives through long-term vesting and potential wealth accumulation

•

Drive long-term Shareholder returns, promote growth and sustainability

•

Align executive compensation with Shareholder interests by making a significant portion of compensation variable
Positioning	• Target market median; adjusted for individual experience and competencies	• Target slightly below general market practices	• Target slightly below market	• Target market median for design/payouts depends on performance at maximum can be above median	• Opportunity commensurate with developing, high growth companies
Form and Timing	• Cash	• Health insurance • Group Insurance Program	• Employee product discount	• Cash

•

Generally, (as determined annually by the HRCGC):

•

Stock options (50%) with a 7‑year term, vesting between three and four years depending on the award.

•

Restricted stock units (50%) with a 3-year term (restricted stocks in the USA)

The table below illustrates the proportion of each compensation component comprising the total direct compensation of the named executive officers at target level.

Name	Base Salary	Target Bonus	Target Long-Term Incentives
	(%)	(%)	(%)
Sylvain Toutant	36.4%	27.3%	36.4%
Luis Borgen	55.6%	22.2%	22.2%
Edmund Noonan III	60.6%	18.2%	21.2%
Douglas Higginbotham	69.0%	13.8%	17.2%
Marc Macdonald	60.6%	18.2%	21.2%

Benchmarking

To ensure that its compensation programs are competitive, DAVIDsTEA conducts periodic benchmarking studies based on compensation data included in management proxy circulars and published surveys from known firms, with an objective that the target total direct compensation for the senior management team be positioned in line with the Company’s compensation philosophy and components detailed in the above section. The current compensation comparator group was developed from Canadian and U.S. publicly-traded companies that either specialize in beverage and/or drinks, packaged foods or specialty retail outlets following analysis done by the Company’s independent compensation consultants. In choosing the companies, attention was also given to the size of revenues, EBITDA and market capitalization to ensure they were in a range comparable with DAVIDsTEA. Below is the list of the seventeen (17) organizations comprising the compensation comparator group:

U.S. Food and Beverage Sector		U.S. Specialty Retailers	Canada Food and Beverage Sector
Dunkin Brands Group	Inventure Foods	Vera Bradley Inc.	Andrew Peller Ltd
Farmer Brothers Company	LifeVantage Company	Tilly’s Inc.	Corby Spirit and Wine Ltd
Krispy Kreme Doughnuts	Craft Bew Alliance Inc.	Bebe Stores Inc.	Ten Peaks Coffee Company
Nature’s Sunshine Products	Coffee Holding	Francesca’s Holdings
Jamba Inc.		Caché Inc.

Compensation Risk Oversight

The Board of Directors and the HRCGC are very mindful of risks associated with the Company’s compensation policies and practices and take into account their implications when making compensation decisions. At this time, there have been no risks identified that are likely to have material adverse effects on the Company, its operations or finances.

In order to limit the chances of creating compensation policies that would encourage named executive officers to take excessive or inappropriate risks, the Board and the HRCGC have adopted a number of practices and policies designed to safeguard the Company’s and its Shareholders’ interests.

The Use of an Independent Compensation Consultant

By having a consultant that is exclusively dedicated to the Board and the HRCGC, the Company ensures that their decisions are validated by an independent whose mission is to guard the Company against compensation policies and practices that would encourage excessive risk-taking. The HRCGC retained the services of PCI – Perrault Consulting (“PCI”), an independent compensation consultant, in 2014, to assist the committee with executive and other compensation matters. During the fiscal year ended January 30, 2016, PCI assisted the HRCGC with several mandates including the design of incentive compensation programs, the enunciation of the compensation philosophy, compensation of Board members and a number of items with respect to the initial public offering. Several of these mandates have required in camera discussion with the HRCGC and its Chair, without the presence of management.

The table below presents the fees paid to PCI during the two most recent fiscal years:

Year	Consultant	Executive Compensation	Other Mandates	Total Fees
2015	PCI	C$36,634	─	C$36,634
	% of total fees	100%	0%	100%
2014	PCI	C$59,895	─	C$59,895
	% of total fees	100%	0%	100%

The Balance between Fixed and Variable Compensation

While it feels it is important to link a significant portion of the named executive officers’ total direct compensation with the Company’s share price and financial results, we are also mindful that it doesn’t become an incentive to take excessive risk for them to be earned. As such, it is ensured that the fixed portion of compensation also represents a sufficient portion of the named executive officers’ compensation program. The Company has approved for fiscal 2015, a cap on the maximum amount payable under the annual incentive program at two times target level, which limits the upside from the plan at a reasonable level to motivate the executives, while remaining within the Company’s risk appetite framework.

The Choice of Performance Measures

The Company has made the conscious choice of using the same performance measures and objectives for all of the named executive officers, which promotes a culture of collaboration and prioritizes efforts to achieve the desired results, while reducing the risks of an individual taking excessive risks for personal benefit. Using budgeted adjusted EBITDA as a performance criterion ensures that it is well known to the Shareholders, investors and employees what the Company’s management will be evaluated on and the related formulae. The Company also feels that adjusted EBITDA is a significant measure of the Company’s growth and is well understood by both employees and Shareholders and therefore represents a logical choice of performance measure for the annual incentive program.

The Insider Trading Policy

The Company has adopted an insider trading policy that regulates the equity transactions of all of the employees but most notably of directors and officers. In addition to being only authorized to trade the Company’s securities during insider trading windows (which open the second full day after financial results are released each quarter to permit market adjustments), all of their transactions, must be pre-approved and cleared by the Corporate Secretary so as to avoid even the appearance of trading based on non-public information.

Hedging Prohibition

Hedging transactions can be accomplished through a variety of mechanisms including prepaid forward contracts, equity swaps and collars and other similar devices. Because hedging transactions permit the holder of the securities to continue to own them without the full risks and rewards of ownership, they can cause the interests of such person not to be aligned with the other Shareholders and therefore the employees, officers and directors are prohibited from hedging any equity-based compensation or Company shares.

Automatic Securities Disposition Plan (10b5-1 Plan)

Automatic Securities Disposition Plans are permitted under the Insider Trading Policy and must be approved by the Corporate Secretary and meet the requirements of the Securities Act (Québec) and similar rules and regulations in other applicable Canadian securities laws as well as with Rule 10b5-1(c)(1)(i)(B) under the Exchange Act. In general, such plans must be entered into at a time when the person entering into the plan is not aware of any material nonpublic information.

Elements of Compensation Program

The following presents in greater detail the Company’s compensation components and illustrates its application for the most recently completed financial year.

Base salaries

Base salaries of the Named Executive Officers are determined annually by the HRCGC. When determining base salary each year, the HRCGC takes the following factors into account: each executive’s experience and individual performance, the Company’s performance as a whole, cost of living adjustments and other industry conditions, but does not assign any specific weighting to any factor. As a guideline, the salary component of the compensation program aims to be positioned at the median of the comparator group.

For the fiscal year ended January 30, 2016, the HRCGC approved base salary increases varying from 1.2% to 4.6% for the Named Executive Officers, for an average increase of 2.4%.

Name	Salary as at January 31, 2016 ($)	Increase during last fiscal year (%)	Currency
Sylvain Toutant	385,000	2.7%	CDN
Luis Borgen	350,000	1.6%	USD
Edmund Noonan III	253,000	1.2%	USD
Douglas Higginbotham	197,000	1.9%	USD
Marc Macdonald	204,000	4.6%	CDN

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the named executive officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly skilled executives. As DAVIDsTEA is an organization still in its early stages, it is very important for the Company to roll-out its strategy and reap the benefits of its growth. As such, the HRCGC determined that the most meaningful measure of successful growth was Adjusted EBITDA and reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2015, the formula attributed 60% to corporate Adjusted EBITDA and 40% to other profit-base financial objectives. Notwithstanding the above formula, the HRCGC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment.

The fiscal year ended January 30, 2016 was another year of solid growth for DAVIDsTEA and management of the Company is proud to have surpassed the annual incentive program targets at 140.5%. The attainment of such corporate results resulted in the following payments to the named executive officers:

(expressed as a percentage of base salary)
Name	Target Bonus (%)	Maximum Bonus (%)	Corporate Performance Factor (%)	Actual Payout (%)
Sylvain Toutant	75%	150%	140.5%	105%
Luis Borgen	40%	80%		56%
Edmund Noonan III	30%	60%		42%
Douglas Higginbotham	20%	40%		28%
Marc Macdonald	30%	60%		42%

Mid- and Long-Term Incentive Plans

In June 2015, the Board and the shareholders of the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”). Following its adoption by the Board on March 31, 2015, all equity and equity‑based awards, including awards to the named executive officers, are made under the 2015 Omnibus Plan. Accordingly, the restricted stock unit awards made in 2015 to executive officers were all made under the 2015 Omnibus Plan. As the Shares are currently traded solely on U.S. NASDAQ, the grant value and number of units awarded are determined based on the U.S. dollar share price and are not subject to currency conversion.

Prior to the IPO, executive officers participated in the amended and restated equity incentive plan (the “Equity Plan”). As such, during the fiscal year ended January 30, 2016 and until March 31, 2015, the annual stock option grants were made under the Equity Plan. Going forward, they will be made under the 2015 Omnibus Plan.

The target award values for the named executive officers are indicated in the table below. Actual fiscal 2015 awards can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or restricted share units/performance share units granted based on the target award values, the Company does not convert for U.S.-Canadian currency rates.

(expressed as a percentage of base salary)
Name	Target Value (%)	Maximum Value (%)
Sylvain Toutant	100%	150%
Luis Borgen	40%	60%
Edmund Noonan III	35%	50%
Douglas Higginbotham	25%	35%
Marc Macdonald	35%	50%

Fiscal 2015 Stock Options

Stock option awards serve to align the interests of the named executive officers with the interests of the shareholders because no value is created unless the value of the common shares appreciates after the grant. Stock options are granted at an exercise price equivalent to the closing price of the Company’s common shares on the NASDAQ on the day of the grant. Stock options also encourage retention through the use of time‑based vesting, as vesting is generally subject to the executive’s continued employment. Stock options are generally granted with a seven-year term and vesting in equal instalments over four years. Stock options are also a great tool to build share ownership as executives may elect to keep the Company’s shares upon exercise.

Fiscal 2015 Restricted Stock Units

Restricted stock units serve to align the interests of the named executive officers with the interests of the shareholders as their value is tied to the return on the share price generally over a three-year period. The number of units granted is calculated by dividing the value of the award by the fair market value of the Company’s stock on the day of the award, which represents the closing price on the NASDAQ. Restricted stock units are generally granted with a three-year term and vesting at 25% on the first and second anniversaries and 50% on the third anniversary. Restricted stock units may be settled at the HRCGC’s discretion in shares, in cash or in a combination of both. The use of restricted stock units also promotes employee retention over a long term and is a valuable tool in helping the Company roll out its strategy in the longer term.

Benefits

We provide modest benefits to the named executive officers, which are limited to participation in the basic health and welfare plans. These benefits are available to all salaried employees of the Company.

Perquisites

All the named executive officers are eligible to a discount on DAVIDsTEA products, which discount is offered to all of the regular employees. In addition, the Company pays annual professional association fees and provides life insurance to certain of our named executive officers.

Retirement Plans

We do not maintain any qualified or non‑qualified defined benefit plans or supplemental executive retirement plans that cover the named executive officers. In addition, the executives do not participate in a defined contribution pension plan, a collective RRSP or a 401K in the U.S., to which the Company contributes.

Summary Compensation Table

The following table illustrates the compensation paid to the named executive officers for the last three completed fiscal years, as applicable. All compensation is disclosed in U.S. dollars. For employees who receive all or a portion of their compensation in Canadian dollars, unless otherwise indicated, an exchange of 1.4074 for 2015, 1.2716 for 2014 and 1.1063 for 2013 has been used to convert to U.S. dollars, which represents the exchange rate of the U.S. Federal Reserve Bank of New York at noon on the last day of each fiscal year, and which, in the Company’s opinion, is an appropriate reflection of exchange rates variation during the year.

Name and principal position	Year	Salary(5)	Share-based Awards(6)	Option-based Awards(7)	Non-equity incentive plan compensation(8)		Pension value	All other compensation(9)	Total Compensation
					Annual incentive plan(8)	Long-term incentive plan
		($)	($)	($)	($)	($)	($)	($)	($)
Sylvain Toutant(1)	2015	273,554	376,960	—	288,258	—	—	—	938,772
President and Chief	2014	198,494	—	992,147	235,923	—	—	—	1,426,564
Executive Officer	2013	—	—	—	—	—	—	—	—
Luis Borgen	2015	350,000	138,245	─	196,700	─	—	—	684,945
Chief Financial	2014	344,451	─	35,600	220,449	─	—	7,790	608,290
Officer	2013	306,953	─	─	223,344	─	—	—	530,297
Edmund Noonan III(2)	2015	253,000	58,674	—	106,640	—	—	—	418,314
Head of Global Real	2014	78,846	—	66,000	33,333	—	—	30,000	208,179
Estate and Store Development	2013	—	—	—	—	—	—	—	—
Douglas	2015	197,000	32,150	—	55,357	—	—	—	284,507
Higginbotham(3)	2014	193,327	—	7,120	46,401	—	—	—	246,848
Head of Supply Chain	2013	65,770	—	63,200	23,460	—	—	—	152,430
Marc Macdonald(4)	2015	144,948	65,104	—	61,096	—	—	10,658	281,806
Chief Human	2014	79,624	—	68,400	30,198	—	—	17,694	195,917
Resources Officer	2013	—	—	—	—	—	—	—	—

Notes:

(1)

Mr. Toutant joined the Company as President and Chief Executive Officer on June 2, 2014. Accordingly, the amounts reported in the table for 2014 reflect compensation earned by or paid to Mr. Toutant for such year from such date.

(2)

Mr. Noonan joined the Company as Head of Global Real Estate and Store Development on October 13, 2014. Accordingly, the amounts reported in the table for 2014 reflect compensation earned by or paid to Mr. Noonan for such a year from such date.

(3)

Mr. Higginbotham joined the Company as Head of Supply Chain on August 12, 2013. Accordingly, the amounts reported in the table for 2013 reflect compensation earned by or paid to Mr. Higginbotham for such a year from such date.

(4)

Mr. Macdonald joined the Company as Chief Human Resources Officer on July 28, 2014. Accordingly, the amounts reported in the table for 2014 reflect compensation earned by or paid to Mr. Macdonald for such a year from such date.

(5)

Mr. Borgen received a portion of his base salary and annual bonus in Canadian dollars. Mr. Toutant and Mr. Macdonald are paid in Canadian dollars (their base salaries in effect as of February 1, 2015 are C$385,000 and C$204,000, respectively).

(6)

Amounts shown reflect the aggregate grant date fair market value of time-vesting restricted stock units granted to all named executive officers on March 31, 2015 under the 2015 Omnibus Plan, excluding the effects of forfeitures. Prior to the IPO, the fair market value of restricted stock units was determined by an independent third party, subsequently adjusted for the May 12, 2015 1.6-for-1 stock split. Assumptions used in the calculation of these amounts are included in the notes to the Company’s consolidated financial statements.

(7)

Amounts shown reflect the aggregate grant date fair value of time vesting stock options, using a Black Scholes option pricing model, and exclude the value of estimated forfeitures. Assumptions used in the calculation of these amounts are included below for grants received by the named executive officers over the last three fiscal years and have been adjusted to reflect the May 12, 2015 1.6-for-1 stock split on common shares. Prior to the IPO, the fair market value of stock options was determined by an independent third party. The stock option value used for accounting and financial statement purposes is equal to the above-disclosed compensation value.

	1/14/2015	10/9/2014	7/25/2014	6/2/2014	8/12/2013	4/19/2012
Exercice price ($ CDN)	4.30	4.31	4.25	4.25	3.33	0.77
Term (years)	3.65	7.0	7.0	7.0	7.0	7.0
Dividend yield (%)	0.0	0.0	0.0	0.0	0.0	0.0
Risk-free interest rate (%)	1.15	1.52	1.52	1.52	2.03	1.44
Volatility (%)	30.6%	39.0%	39.0%	39.0%	45.0%	45.0%
Fair market value ($ CDN)	1.06	1.84	1.85	1.85	1.63	0.37
Exchange rate	1.1932	1.1149	1.0814	1.0895	1.0297	1.0224
Fair market value ($ USD)	0.89	1.65	1.71	1.70	1.58	0.36

(8)	Represents the awards earned during the year under the Short-Term Annual Incentive Program.
(9)

For Mr. Noonan and Mr. Macdonald, the amounts shown are composed of primarily of signing bonuses that were made in relation to their hire, US$30,000 and C$30,000, respectively. For Mr. Borgen, the amount shown represents a one-time payment adjustment.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets forth information regarding outstanding awards held by the named executive officers as of January 30, 2016. All outstanding stock options and restricted stock units were adjusted to reflect the May 12, 2015 stock split of 1.6-for-1 on the common shares.

	Option Awards					Share Awards
Name	Grant date	Number of securities underlying unexercised options - exercisable	Number of securities underlying unexercised options - unexercisable	Option exercise price(1)	Option expiration date(2)	Grant date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested(3)
		(#)	(#)	($)			(#)	($)
Sylvain Toutant	6/2/2014	231,017	352,599	3.02	6/2/2021	3/31/2015	75,040	697,872
President and Chief
Executive Officer
Luis Borgen	4/9/2012	292,633	19,504	0.55	4/9/2019	3/31/2015	27,520	255,936
Chief Financial	1/14/2015	10,000	30,000	3.05	1/14/2022
Officer		302,633	49,504
Edmund Noonan III	10/9/2014	10,000	30,000	3.06	10/9/2021	3/31/2015	11,680	108,624
Head of Global Real
Estate and Store Development
Douglas	8/12/2013	20,000	20,000	2.37	8/12/2020	3/31/2015	6,400	59,520
Higginbotham	1/14/2015	2,000	6,000	3.05	1/14/2022
Head of Supply Chain		22,000	26,000
Marc Macdonald	7/25/2014	10,000	30,000	3.02	7/25/2021	3/31/2015	12,960	120,528
Chief Human
Resources Officer

Notes:

(1)

For option awards granted after the IPO, the exercise price is equal to the closing price on the NASDAQ on the day of the award. For option awards granted prior to the IPO, the exercise price was determined by our Board based on an independent third party valuation and was denominated in Canadian dollars. As our shares are currently traded on the NASDAQ in USD, the exercice prices of the pre-IPO awards have been converted to U.S. dollars based on the U.S. dollar/Canadian dollar exchange rate in effect as of January 30st, 2016 of C$1 = US$1.4074. The actual exchange rate in effect at the time of exercise for options granted with a Canadian dollar exercise price will be used to convert the option exercise price to U.S. dollars.

(2)	All stock options have a seven‑year term.
(3)

The market value is calculated by multiplying the closing price of the shares on the NASDAQ on January 29, 2016, being the last business day of the fiscal year, which closing price was US$9.30 per share, by the number of restricted stock units that had not vested as of such date.

Value vested or earned during the year

The following table sets forth information regarding option-based awards and share-based awards that vested in the fiscal year ended January 30, 2016 for the named executive officers.

Name	Option-based awards - Value vested during the year(1)	Share-based awards - Value vested during the year	Non-equity incentive plan compensation - Value earned during the year(2)
	(US$)	($)	($)
Sylvain Toutant	2,024,864	─	405,694
Luis Borgen	1,000,328	─	196,700
Edmund Noonan III	128,600	─	106,640
Douglas Higginbotham	126,300	─	55,357
Marc Macdonald	129,200	─	85,986

Notes:

(1)

The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. Values are expressed in U.S. dollars as the Company’s shares are traded on the NASDAQ. For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the shares and the actual exchange rates used to convert any Canadian dollar option exercise prices into U.S. dollars on the actual date of exercise.

(2)

Represents the awards earned during the fiscal year ended January 30, 2016 under the Annual Short-Term Annual Incentive Program. Messrs. Toutant and Macdonald received their short-term incentive payments in Canadian dollars.

Share reserve status

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Plan Category	Plan Name	Securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options warrants and rights(3)	Securities available for future issuance under equity compensation plans
		(#)	($)	(#)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan(1)	2,113,880	2.01	—
	2015 Omnibus Equity Incentive Plan(2)	285,720	15.18	1,154,280
Equity compensation plans not approved by security holders	N/A	—	—	—

(1)

As of the adoption of the 2015 Omnibus Plan in connection with the IPO, no awards have been or will be made under the Equity Plan. Outstanding options previously granted under the Equity Plan remain subject to the terms of the Equity Plan.

(2)	Reflects outstanding stock options and restricted stock units.
(3)	Restricted stock units have no exercise price and, therefore, the weighted average price does not take these awards into account.

Termination and change in control benefits

The named executive officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment pursuant to the employment agreement between the executive and the Company.

Mr. Sylvain Toutant

In March 2015, the Company entered into an amended and restated employment agreement with Mr. Toutant, the President and CEO of the Company. Pursuant to his employment agreement, if Mr. Toutant’s employment is terminated by the Company without cause or by him for good reason (as each term is defined in the employment agreement), he will be entitled to continued payment of his base salary and continued participation in the Company’s group insurance plans for a period of 18 months following such termination and a pro rata portion of his target annual cash bonus for the year in which the termination occurs. The value of such salary continuance was estimated at C$577,500 had termination of employment happened on January 30, 2016. If such termination occurs within 18 months following a change in control of the Company, in addition to the severance described in the preceding sentence, Mr. Toutant will also be entitled to an amount equal to 1.5 times the average annual cash bonus paid to him for the two years preceding such termination, with all such severance payments paid in a single lump sum within 75 days following the termination of employment instead of in installments (total lump sum amount of $1,106,770), and all outstanding equity awards then held by Mr. Toutant will become fully vested, and exercisable or payable, as the case may be (an additional value of $2,912,735 calculated using a NASDAQ closing Share price of $9.30 as of January 29, 2016).

If Mr. Toutant’s employment is terminated by the Company for cause or by him without good reason (as such terms are defined in the executive’s employment agreement), Mr. Toutant will be entitled to receive earned but unpaid base salary, any earned but unpaid annual bonus for the year preceding the year in which such termination occurs, unreimbursed business expenses, and an amount payable for unused vacation days (together, the “Unpaid Base Compensation”).

The Company’s obligation to provide Mr. Toutant with any severance payments or other benefits under his employment agreement other than his Unpaid Base Compensation is conditioned on Mr. Toutant signing a release of claims in our favor and his continued compliance with covenants relating to confidentiality, assignment of inventions, non‑solicitation and non‑competition.

Mr. Luis Borgen

In March 2015, the Company entered into an amended and restated employment agreement with Mr. Borgen, the CFO of the Company. Pursuant to his employment agreement, if Mr. Borgen’s employment is terminated by the Company without cause or by him for good reason (as each term is defined in the employment agreement), he will be entitled to continued payment of his base salary for a period of 12 months following such termination, payment of premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for 12 months, an amount equal to the average annual cash bonus paid to him for the two years preceding such termination and a pro rata portion of his target annual cash bonus for the year in which the termination occurs. The value of such salary continuance was estimated at US$561,885 had termination of employment happened on January 30, 2016. Following a change in control of the Company, the severance payments described in the preceding sentence will be paid in a single lump sum within 75 days following the termination of employment instead of in installments and all outstanding equity awards then held by Mr. Borgen will become fully vested, and exercisable or payable, as the case may be (an additional value of $611,527 calculated using a NASDAQ closing Share price of $9.30 as of January 29, 2016).

If Mr. Borgen’s employment is terminated by the Company for cause or by Mr. Borgen without good reason (as each term is defined in the employment agreement), Mr. Borgen will be entitled to receive his Unpaid Base Compensation.

The Company’s obligation to provide Mr. Borgen with any severance payments or other benefits under his employment agreement other than his Unpaid Base Compensation is conditioned on Mr. Borgen signing a release of claims in our favor and his continued compliance with covenants relating to confidentiality, assignment of inventions, non‑solicitation and non‑competition.

Mr. Edmund Noonan III

In September 2014, the Company entered into an employment agreement with Mr. Noonan, the Head of Global Real Estate and Store Development of the Company. Pursuant to his employment agreement, if Mr. Noonan’s employment is terminated by the Company without cause, he will be entitled to a severance equivalent to 6 months of base salary and a pro rata portion of his annual cash bonus for the year in which the termination occurs paid at expected actual payout level. The value of such salary continuance was estimated at $126,500 had termination of employment happened on January 30, 2016. There is no specific change in control provision agreed upon between the Company and Mr. Noonan in his employment agreement.

Mr. Douglas Higginbotham

In August 2013, the Company entered into an employment agreement with Mr. Higginbotham, the Head of Supply Chain. If Mr. Higginbotham’s employment is terminated by the Company without cause, he will be entitled to a severance equivalent to 3 months of base salary. The value of such salary continuance was estimated at $49,250 had termination of employment happened on January 31, 2016. Such severance can also be activated, on a voluntary basis, by Mr. Higginbotham should his workplace or the one of his direct supervisor, be moved from Boston, Massachusetts. There is no specific change in control provision agreed upon between the Company and Mr. Higginbotham in his employment agreement.

Mr. Marc Macdonald

In March 2015, the Company entered into an amended and restated employment agreement with Mr. Macdonald, the Chief Human Resources Officer of the Company. Pursuant to his employment agreement, if Mr. Macdonald’s employment is terminated by the Company without cause or by him for good reason (as each term is defined in the employment agreement), he will be entitled to continued payment of his base salary and continued participation in the Company’s group insurance plans for a period of 12 months following such termination and a pro rata portion of his target annual cash bonus for the year in which the termination occurs. In addition, he will also be entitled to an amount equal to 1.0 times the average annual cash bonus paid to him for the two years preceding such termination, payable over the duration of the salary continuance. The value of such salary continuance was estimated at C$266,193 had termination of employment happened on January 30, 2016. If such termination occurs within 18 months following a change in control of the Company, such severance payments paid in a single lump sum within 75 days following the termination of employment instead of in installments, and all outstanding equity awards then held by Mr. Macdonald will become fully vested, and exercisable or payable, as the case may be (an additional value of $308,974 calculated using a NASDAQ closing share price of $9.30 as of January 29, 2016).

If Mr. Macdonald’s employment is terminated by the Company for cause or by him without good reason (as such terms are defined in the executive’s employment agreement), Mr. Macdonald will be entitled to receive his Unpaid Base Compensation.

The Company’s obligation to provide Mr. Macdonald with any severance payments or other benefits under his employment agreement other than his Unpaid Base Compensation is conditioned on Mr. Macdonald signing a release of claims in our favor and his continued compliance with covenants relating to confidentiality, assignment of inventions, non‑solicitation and non‑competition.

In addition to the above mentioned payments, outstanding equity-based compensation such as stock options and restricted stock units will be treated in accordance to the applicable plan texts. Below is a short summary of the treatments applicable for each type of termination of employment which are the treatments that would apply to the named executive officers in case of termination unless otherwise stated.

Voluntary Resignation

Unvested options granted under the Equity Incentive Plan will forfeit upon resignation while vested options will remain exercisable for a period of 30 days following resignation. Vested options outstanding under the 2015 Omnibus Plan will remain exercisable for 12 months following termination. Other unvested awards under the 2015 Omnibus Plan will be forfeited at time of termination.

Termination for Cause

Vested and unvested awards under both the Equity Incentive Plan and the 2015 Omnibus Plan will be forfeited immediately at time of termination.

Termination Due to Death

Unvested options granted under the Equity Incentive Plan will forfeit upon death while vested options will remain exercisable by the estate for a period of 180 days following death. Awards made under the 2015 Omnibus Plan will vest and become payable immediately upon death. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of death. Stock options will remain exercisable by the estate for a period of one year.

Termination Due to Disability

Unvested options granted under the Equity Incentive Plan will forfeit upon termination of employment while vested options will remain exercisable for a period of 180 days following termination. Awards made under the 2015 Omnibus Plan will continue to vest and be payable at the end of the performance cycle. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the end of the period. Stock options will be deemed vested upon termination of employment and remain exercisable for a period of one year.

Retirement

Unvested options granted under the Equity Incentive Plan will forfeit upon retirement while vested options will remain exercisable for a period of 90 days. Awards other than stock options made under the 2015 Omnibus Plan will vest based on a pro rata of elapsed days between the start of the performance period and the complete 3-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of retirement. Vested options will remain exercisable for a period of 5 years following retirement or until the original option expiry date. For purposes of the plan, retirement is defined as 65 years of age and 55 years of age with 10 years of service or more.

Involuntary Termination

Unvested options granted under the Equity Incentive Plan will forfeit upon termination of employment while vested options will remain exercisable for a period of 30 days. Awards made under the 2015 Omnibus Plan will vest based on a pro rata of elapsed days between the start of the performance period plus six months and the complete 3-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of termination. Finally, unvested stock options will forfeit immediately, while vested options will remain exercisable for a period of one year following termination of employment.

Change in Control

Under the Equity Incentive Plan, upon the occurrence of a trigger event (as defined in the Equity Plan, generally a liquidation or change of control), participants holding vested options or options that would vest upon the completion of the trigger event will have the right to exercise such options on a basis that allows the participants to tender the common shares delivered upon such exercise in the transaction and any options not so exercised will expire and be cancelled upon the completion of the trigger event. In its discretion, our board may accelerate the vesting of all or any part of any outstanding stock options or restricted stock, subject to the participant’s agreement, in the case of stock options, to exercise such options and tender the shares delivered upon such exercise in the transaction, and subject in each case to the completion of the trigger event. In the event of a trigger event in which the purchase price in the transaction will be paid in cash, in lieu of a participant exercising his or her vested options prior to the trigger event, the participant may require us to purchase his or her options for a purchase price per common share equal to the purchase price per common share in the transaction times the number of common shares subject to the option, minus the aggregate exercise price for such common shares, subject to the completion of the trigger event.

Awards made under the 2015 Omnibus Plan will be replaced by alternative awards of equivalent value in the new Company structure. Should there be no alternative awards available, stock options will vest immediately; performance-based awards will vest at target based on a pro rata of elapsed days between the start of the performance period and the complete 3-year period; restricted stock and stock units will vest and be redeemed in shares of the new structure. All awards, including stock options will then be exercised or redeemed based on the transaction share price associated with the change in control. In the event of termination of employment in the 12 months following a change in control, all outstanding awards under the 2015 Omnibus Plan will become vested and be exercisable for a period of one year following the termination. If a performance condition is attached to the vesting, the award will be deemed to have vested at target and will become payable immediately.

Director Compensation

Compensation of Directors

In connection with the Company’s listing on the NASDAQ, the Board adopted a non‑employee director compensation policy, which came into effect on July 1, 2015. The policy is designed to enable the Company to attract and retain highly qualified non‑employee directors. Under the policy, all non‑employee directors receives the cash and equity compensation set forth below.

Board Chair
Annual retainer	C$100,000
Annual target equity grant value	US$85,000
Board member
Annual retainer	C$50,000
Annual target equity grant value	US$85,000
Board meeting fees	C$1,000 (C$500 for teleconference) payable only after the fourth Board meeting in a year
Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	C$1,000 (C$500 for teleconference)
Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	C$1,000 (C$500 for teleconference)

Under our non‑employee director compensation policy, annual retainers and meeting fees are paid in quarterly cash payments. Equity grants generally will be made in the form of restricted stock units or deferred share units granted under the 2015 Omnibus Plan and will generally vest in full on the first anniversary of the grant date. Equity awards under the non‑employee director compensation policy will be made at a date following the Company’s annual Meeting of Shareholders. This first grant will be in the form of time-vesting restricted stock units that will vest 50% after the 1st anniversary of the grant date and the remaining 50% after the 2nd anniversary of the grant date.

The following table sets forth information concerning the compensation earned by our non‑employee directors during the fiscal year ending January 30, 2016. Mr. Toutant received no additional compensation for services as director and, consequently, is not included in this table. The compensation received by Mr. Toutant as our President and CEO can be found in the Summary Compensation Table of the Compensation Discussion and Analysis. No equity awards were granted to our non-employee directors in 2015.

Director Compensation Table

The following table sets forth information concerning all amounts of compensation provided to the directors of the Company who are not members of the management of the Company for the fiscal year ended January 30, 2016.

Name	Fees earned of paid in cash(3)	Stock awards	Option awards	Non-equity incentive compensation plan	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total(4)
	(C$)	(C$)	(C$)	(C$)	(C$)	(C$)	(C$)
Emilia Di Raddo	30,167	─	─	─	─	─	30,167
Tom Folliard	33,667	─	─	─	─	─	33,667
Bruce Guerriero(1)	11,833	─	─	─	─	─	11,833
David W. McCreight	30,167	─	─	─	─	─	30,167
Pierre Michaud	59,333	─	─	─	─	─	59,333
Lorenzo Salvaggio	29,167	─	─	─	─	─	29,167
Guy Savard	36,417	─	─	─	─	─	36,417
Herschel Segal	30,167	─	─	─	─	─	30,167
Sarah Segal	29,167	─	─	─	─	─	29,167
Thomas G. Stemberg(2)	16,667	─	─	─	─	─	16,667

Notes:

(1)

Mr. Guerriero was appointed to the Board of Directors and as Chair of the Audit Committee on December 7, 2015. His annual fees and compensation as a member and Chair of the Audit Committee were prorated accordingly.

(2)	Mr. Stemberg was a director until he passed away on October 23, 2015. His annual fees and compensation as a member of the HRCGC were prorated accordingly.
(3)	Directors fees were paid in cash and prorated for the period from July 1, 2015 to January 31, 2016.
(4)	Director compensation are paid in Canadian dollars and were converted to U.S. dollars using the January 29, 2016 noon exchange rate from the U.S. Federal Reserve Bank of New York of 1.4074.

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial or leased aircraft.

Outstanding option-based awards for directors

In the fiscal year ended January 31, 2015, some of the Company’s directors were granted options to buy common shares in exchange for their service on the Board of Directors. As of the end of the fiscal year ended January 30, 2016, these options are still outstanding and presented in the table below.

	Option-based Awards(1)
Name	Number of securities underlying unexercised options	Option exercise price(2)	Option expiration date(3)	Value of unexercised in-the-money options(4)
	(#)	(C$)		(US$)
Emilia Di Raddo	48,635	3.33	3/3/2021	337,281
Tom Folliard	48,635	3.33	3/3/2021	337,281
David W. McCreight	49,761	4.31	12/2/2021	312,575
Pierre Michaud	214,836	3.33	2/24/2021	1,489,875
Guy Savard	49,761	4.31	12/2/2021	312,575

Notes:

(1)

Messrs. Guerriero, Salvaggio and Segal and Ms. Segal have not been granted stock options and therefore are not represented in this table. There are currently no share-based awards outstanding for any of the Board members as restricted stock units will only be granted starting with fiscal 2016 following the Company’s annual meeting of shareholders.

(2)	The exercise price is denominated in Canadian dollars as the options were awarded prior to the IPO. Upon exercise of the options, the exercise price will be converted to U.S. dollars.
(3)	All stock options have a seven-year (7) year term and generally vest in 36 monthly instalments.
(4)	The aggregate dollar value of the in the-money unexercised options is the positive difference between the exercise price and the closing price of the Shares on the NASDAQ on January 29, 2016, the last business day of the fiscal year, which closing price was $9.30USD per share. Actual gains, if any, on exercise day will depend on the value of the Shares on the date of exercise. There is no guarantee that gains will be realized.

Value vested or earned during the year for directors

The following table sets forth information regarding option-based awards and share-based awards the vesting in the fiscal year ended January 30, 2016 for our directors.

Name	Option-based awards - Value vested during the year(1)(2) (US$)
Emilia Di Raddo	136,567
Tom Folliard	136,567
David W. McCreight	127,138
Pierre Michaud	603,280
Guy Savard	127,138

Notes:

(1)

Messrs. Guerriero, Salvaggio and Segal and Ms. Segal have not been granted stock options and therefore are not represented in this table. There are currently no share-based awards outstanding for any of the Board members as restricted stock units will only be granted starting with fiscal 2016 following the Company’s annual meeting of shareholders.

(2)

The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. Values are expressed in U.S. dollars as the Company’s shares are traded on the NASDAQ. For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the shares on the actual date of exercise.

Indebtedness of Directors and Officers

As of April 11, 2016, no executive officer, director, proposed nominee for election as a director or employee, former or present, of the Company was indebted to the Company including in respect of indebtedness to others where the indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement provided by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 11, 2016, the number of common shares beneficially owned by each director, director nominee and executive officer named in the Summary Compensation Table in Item 11 and all directors, director nominees and executive officers as a group.

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of April 11, 2016 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares;
•	each of our directors and director nominees;
•	each of our named executive officers;
•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 24,152,015 common shares outstanding as of April 11, 2016.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of April 11, 2106 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of April 11, 2016, 6,270,912 shares were owned by 4 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

	Shares Beneficially Owned
	as at April 11, 2016
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,486,678	51.7%
FMR LLC	3,585,595	14.8%
Entities affiliated with Highland Consumer Partners(2)	3,304,306	13.7%
David Segal	1,319,593	5.5%

Named Executive Officers, Directors and Director Nominees:
Sylvain Toutant(3)	388,969	1.6%
Luis Borgen(4)	237,774	1.0%
Doug Higginbotham(5)	42,997	*
Marc Macdonald(6)	11,512	*
Edmund Noonan III(7)	12,045	*
Pierre Michaud(8)	394,602	1.6%
Emilia Di Raddo(9)	36,477	*
Tom Folliard(10)	126,360	*
Bruce Guerriero	5,000	*
David W. McCreight(11)	65,379	*
Lorenzo Salvaggio	595	*
Guy Savard(12)	82,255	*
Herschel Segal(1)	12,486,678	51.7%
Sarah Segal	-	*
Michael J. Mardy	-	*
Kathleen C. Tierney	-	*
Maurice Tousson	-	*
All executive officers, directors and director nominees as a group(13)	13,892,218	55.3%

Notes:

*represents less than 1%.

(1)

Rainy Day Investments Ltd. (“Rainy Day”) is wholly owned by Herschel Segal, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount‑Royal, Québec, Canada, H4P 1N1.

(2)

Consists of (i) 2,653,155 common shares held by Highland Consumer Fund I, LP (“Fund I”), (ii) 566,063 common shares held by Highland Consumer Fund I‑B, LP (“Fund I‑B”), and (iii) 85,088 common shares held by Highland Consumer Entrepreneurs Fund I LP (“Entrepreneurs Fund”, and together with Fund I and Fund I‑B, the “Highland Entities”). Highland Consumer GP Limited Partnership is the general partner of each of the Highland Entities. Highland Consumer GP GP LLC (“HC GP GP”) is the general partner of Highland Consumer GP Limited Partnership. Peter Cornetta is the managing member of HC GP GP and has voting and investment power over the shares held by the Highland Entities. The principal business address for the Highland Entities is One Broadway, 16th Floor, Cambridge, Massachusetts 02142.

(3)

Consists of 88,398 common shares held by 9222‑2116 Québec Inc., an investment vehicle wholly owned by Mr. Toutant,and 8,759 RSUs and options to purchase up to 291,812 common shares held by Mr. Toutant.

(4)	Consists of 4,705 RSUs and options to purchase 233,069 common shares held by Mr. Borgen.
(5)	Consists of 997 RSUs and options to purchase 42,000 common shares held by Mr. Higginbotham.
(6)	Consists of 1,512 RSUs and options to purchase 10,000 common shares held by Mr. Macdonald.
(7)	Consists of 2,045 RSUs and options to purchase 10,000 common shares held by Mr. Noonan.
(8)	Consists of 179,766 common shares held by Capital GVR Inc., an investment vehicle wholly owned by Mr. Michaud and options to purchase 214,836 common shares held by Mr. Michaud.
(9)	Consists of options to purchase 36,477 common shares held by Ms. Di Raddo.
(10)	Consists of 89,883 common shares owned by Mr. Folliard through a family trust and options to purchase up to 36,477 common shares held by Mr. Folliard.
(11)	Consists of 40,494 common shares held by Mr. McCreight and options to purchase 24,885 common shares held by Mr. McCreight.
(12)	Consists of 32,494 common shares held by Mr. Savard and options to purchase 49,761 common shares held by Mr. Savard.
(13)	Includes options to purchase up to 125,764 common shares exerciseable within 60 days of April 11, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our audit committee reviews and approves related party transactions or recommends related party transactions for review by independent members of our Board of Directors. Each of the transactions described below have been reviewed by our audit committee.

Arrangements with Our Investors

We have entered into an amended and restated investors’ rights agreement with certain of our shareholders.

Investors’ Rights Agreement

In February 2014, in connection with the issuance of our Series A-1 preferred shares, we entered into an amended and restated investors’ rights agreement, which was amended in December 2014 in connection with our issuance of our Series A-2 preferred shares. The agreement contains provisions related to registration rights, information and observation rights, rights to future share issuances and approval rights by certain investors and/or their board designees. The information and observation rights, rights to future share issuance and approval rights terminated as a result of our IPO.

Subject to certain conditions, holders of 20% or more of the Investor Registrable Shares or 20% or more of the Rainy Day Registrable Securities (as those terms are defined in the agreement) have the right to demand that we register under the Securities Act or under Canadian securities laws all or a portion of such shareholder or shareholders’ Registrable Securities at our expense. Such rights became effective as of April 3, 2015. Upon the exercise of this right, we must give notice to all other parties who then hold registrable securities, as defined in the agreement, to permit them to participate in the offering.

In addition, if we propose to register our common shares under the Securities Act or under any Canadian securities laws, we must give prompt notice to each holder of registrable securities of our intent to do so and each such holder has piggyback registration rights and is entitled to include any part of its registrable securities in such registration, subject to certain conditions.

Finally, if we become eligible to use a shelf registration statement on Form S-3 or Form F-3, holders of registrable securities may demand that we file a Form S-3, F-3 or S-10 registration statement with respect to any or a portion of such holder’s registrable securities having an anticipated aggregate offering price, net of all underwriting discounts, selling commissions, share transfer taxes and certain other expenses, of at least $1 million. Upon receiving notice of such a demand, we must notify all other holders to permit them to exercise piggyback registration rights with respect to such demand.

Related Party Leases

During the past three years, we have leased certain office, retail and storage space from Le Chateau Inc., a publicly traded clothing retailer, which is controlled by our co‑founder, board member and affiliate of one of our principal shareholders, Herschel Segal.

On June 18, 2008, we entered in a license agreement with Le Chateau Inc. to sublease 758 square feet of retail space in Toronto. Under the terms of the lease, we are required to pay $91,718 per year plus applicable taxes. The initial term expired on September 30, 2011 and we exercised our option to renew the lease for a period of two years commencing on October 1, 2011. The term was further extended on May 2, 2013 to December 31, 2014.

On February 14, 2011, we entered into a month to month tenancy agreement with Le Chateau Inc. to lease 9,619 square feet of office space in Montréal, which commenced on April 1, 2011. Under the terms of the agreement, we paid $6,250 per month plus applicable taxes. The month to month tenancy terminated on June 15, 2013.

On April 26, 2012, we entered in an agreement of sublease with Le Chateau Inc. The leased property is for 750 square feet of retail store space and 182 square feet of storage space in Montréal. Under the terms of the lease, we pay $145,700 in rent to Le Chateau Inc. each year and we pay for utilities, applicable taxes and other typical expenses. As a result of Le Chateau terminating their lease at this location, our sublease was terminated in May 2015.

On May 28, 2012, we entered into a storage agreement with Le Chateau Inc. for 90 square feet of storage space for an initial term commencing on June 1, 2012 and ending on January 31, 2013. Under the terms of the agreement, we pay $150 per month plus applicable taxes. The agreement was extended for an additional one‑year term ending on January 31, 2014 and commencing on February 1, 2014, we extended the agreement on a month to month basis.

Director Independence

Five of our ten directors that make up our board of directors are considered independent under Canadian securities laws and the NASDAQ rules. Under these rules, Pierre Michaud, the chairman of our board of directors, Tom Folliard, David McCreight, Guy Savard and Bruce Guerriero, as well as the new director nominees, Michael J. Mardy, Kathleen C. Tierney and Maurice Tousson, are considered independent, whereas Emilia Di Raddo, Lorenzo Salvaggio, Hershel Segal, Sarah Segal and Sylvain Toutant are not considered to be independent as a result of their respective relationships with the Company or their relationships with other non‑independent members of our board of directors. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, despite the fact that a majority of our directors are not independent, the independent members of the Board of Directors may meet in the absence of members of management and the non independent directors. An in camera session is now scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended January 30, 2016 and January 31, 2015 by EY:

	For the year ended
	January 30, 2016	January 31, 2015

Audit fees (1)	315,000	157,500
Audit-related fees (2)	590,000	450,000
Tax fees (3)	79,885	76,511
All other fees (4)	47,200	—
	1,032,085	684,011

Notes:

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in our quarterly reports, consultation concerning financial reporting and accounting standards, and services provided in connection with statutory and regulatory filings or engagements, including consent procedures in connection with public filings.

(2)

Audit-related fees consist of fees billed for related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under "Audit Fees", including fees billed in relation to our initial public offering.

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, and transfer pricing studies and advisory services.

(4)	All other fees consist of fees for all other professional services and products rendered by EY, primarily translation services.

All fees paid and payable by the Company to EY in fiscal 2015 and fiscal 2014 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of January 30, 2016 and January 31, 2015:
Consolidated Balance Sheets
For the years ended January 30, 2016, January 31, 2015 and January 25, 2014:
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference (File No. 333-203219, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
10.1	Credit Facility Letter from HSBC Bank Canada to DAVIDsTEA Inc. and DavidsTea (USA) Inc., dated August 19, 2013, as amended	F-1	4/2/2015	10.1
10.2*	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3*	Equity Participation Agreement between DAVIDsTEA Inc. and Sylvain Toutant, dated June 2, 2014, as amended	F-1	4/2/2015	10.4
10.4*	Equity Participation Agreement between DAVIDsTEA Inc. and Luis Borgen, dated February 22, 2013	F-1	4/2/2015	10.5
10.5*	Equity Participation Agreement between DAVIDsTEA Inc. and Marc Macdonald, dated July 25, 2014	F-1	4/2/2015	10.7
10.6*	Equity Participation Agreement between DAVIDsTEA Inc. and Edmund Noonan, dated October 9, 2014	F-1	4/2/2015	10.8
10.7*	Equity Participation Agreement between DAVIDsTEA Inc. and Pierre Michaud, dated February 24, 2014, as amended	F-1	4/2/2015	10.9
10.8*	Equity Participation Agreement between DAVIDsTEA Inc. and Emilia Di Raddo, dated March 3, 2014, as amended	F-1	4/2/2015	10.10
10.9*	Equity Participation Agreement between DAVIDsTEA Inc. and Tom Folliard, dated March 3, 2014, as amended	F-1	4/2/2015	10.11
10.10*	Equity Participation Agreement between DAVIDsTEA Inc. and David W. McCreight, dated December 15, 2014	F-1	4/2/2015	10.12
10.11*	Equity Participation Agreement between DAVIDsTEA Inc. and Guy Savard, dated December 15, 2014	F-1	4/2/2015	10.13
10.12*	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.13*	Form of Nonstatutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.14*	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.15*	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.16*	Amended and Restated Employment Agreement between DAVIDsTEA Inc. and Sylvain Toutant, dated March 30, 2015	F-1	4/2/2015	10.18
10.17*	Amended and Restated Employment Agreement between DavidsTea (USA) Inc. and Luis Borgen, dated March 30, 2015	F-1	4/2/2015	10.19
10.18	Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated February 24, 2014	F-1	4/2/2015	10.37
10.19	Amendment to the Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated December 15, 2014	F-1	4/2/2015	10.38
10.20	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.14
10.21	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.22	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.23	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.24	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.25	Month to Month Tenancy Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2011	F-1	4/2/2015	10.46

10.26	License Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 18, 2008	F-1	4/2/2015	10.47
10.27	License Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 3, 2013	F-1	4/2/2015	10.48
10.28	Agreement of Sublease by and between Le Chateau Inc. and DAVIDsTEA Inc., dated April 26, 2012	F-1	4/2/2015	10.49
10.29	Storage Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated May 28, 2012	F-1	4/2/2015	10.50
10.30	Storage Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2014	F-1	4/2/2015	10.51
10.31*	Short-Term Incentive Plan	F-1	4/2/2015	10.52
10.32*	Equity Participation Agreement between DAVIDsTEA Inc. and Luis Borgen, dated January 14, 2015	F-1	4/2/2015	10.55
10.33	Credit Agreement by and between DAVIDsTEA Inc., Bank of Montreal and BMO Capital Markets, dated April 24, 2015	F-1/A	5/18/2015	10.56
10.34	Employment Agreement between DAVIDsTEA (USA) Inc. and Edmund Noonan III, dated September 10th, 2014		4/12/2016	Filed herewith
10.35	Employment Agreement between DAVIDsTEA (USA) Inc. and Doug Higginbotham, dated August 1st, 2013		4/12/2016	Filed herewith
10.36	Employment Agreement between DAVIDsTEA Inc. and Marc McDonald, dated May 26th, 2015		4/12/2016	Filed herewith
21.1	Subsidiaries of DAVIDsTEA Inc.	F-1	4/2/2015	21.1
23.1	Consent of Independent Registered Public Accounting Firm		4/12/2016	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2016	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2016	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2016	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2016	32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: April 12, 2016	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/S/ Pierre Michaud	Chairman of the Board of Directors
Name: Pierre Michaud

/S/ Sylvain Toutant	President, Chief Executive Officer and Director (principal executive officer)
Name: Sylvain Toutant

/S/ Luis Borgen	Chief Financial Officer (principal financial officer)
Name: Luis Borgen

/S/ Howard Tafler	Chief Accounting Officer (principal accounting officer)
Name: Howard Tafler

/S/ Herschel Segal	Co-Founder and Director
Name: Herschel Segal

/S/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/S/ Tom Folliard	Director
Name: Tom Folliard

/S/ Bruce J. Guerriero	Director
Name: Bruce J. Guerriero

/S/ David W. McCreight	Director
Name: David W. McCreight

/S/ Lorenzo Salvaggio	Director
Name: Lorenzo Salvaggio

/S/ Guy Savard	Director
Name: Guy Savard

/S/ Sarah Segal	Director
Name: Sarah Segal

Date:   April 12, 2016