Form 10-Q
period 2016-04-30
DAVIDsTEA Inc.
filed 2016-06-08
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2016.

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

As of June 7, 2016, 24,507,558 common shares of the registrant were outstanding.

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

In this quarterly report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CAD,” “CND$,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On June 3, 2016, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2947.

Part I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at	As at
		April 30, 2016	January 30, 2016
		$	$

ASSETS
Current
Cash		69,068	72,514
Accounts and other receivables		2,463	2,702
Inventories	[Note 5]	17,554	17,767
Income tax receivable		—	605
Prepaid expenses and deposits		6,454	4,493
Derivative financial instruments	[Note 15]	—	3,442
Total current assets		95,539	101,523
Property and equipment		46,976	47,330
Intangible assets		2,221	2,242
Deferred income tax assets	[Note 10]	8,816	7,877
Total assets		153,552	158,972
LIABILITIES AND EQUITY
Current
Trade and other payables		12,052	14,435
Deferred revenue		3,326	3,762
Income taxes payable		13	62
Current portion of provisions	[Note 6]	512	512
Derivative financial instruments	[Note 15]	1,723	—
Total current liabilities		17,626	18,771
Deferred rent and lease inducements		6,075	6,002
Provisions	[Note 6]	91	162
Total liabilities		23,792	24,935
Equity
Share capital	[Note 9]	259,889	259,205
Contributed surplus		7,024	7,094
Deficit		(137,240)	(138,465)
Accumulated other comprehensive income		87	6,203
Total equity		129,760	134,037
		153,552	158,972

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share information]

		For the three months ended
		April 30, 2016	May 2, 2015
		$	$

Sales	[Note 14]	44,469	35,844
Cost of sales		21,314	16,755
Gross profit		23,155	19,089
Selling, general and administration expenses	[Note 11]	21,119	16,991
Stock-based compensation related to cashless exercise		—	4,052
Results from operating activities		2,036	(1,954)
Finance costs		17	792
Finance income		(121)	(51)
Accretion of preferred shares	[Note 8]	—	314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 8]	—	90,705
Income (loss) before income taxes		2,140	(93,714)
Provision for income tax (recovery)	[Note 10]	626	(488)
Net income (loss)		1,514	(93,226)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net loss on forward exchange contracts	[Note 15]	(4,197)	—
Realized net gain on forward exchange contracts reclassified to inventory		(968)	—
Provision for income tax recovery on comprehensive loss		1,371	—
Cumulative translation adjustment		(2,322)	(574)
Other comprehensive loss, net of tax		(6,116)	(574)
Total comprehensive loss		(4,602)	(93,800)
Net income (loss) per share:
Basic	[Note 12]	0.06	(7.73)
Fully diluted	[Note 12]	0.06	(7.73)
Weighted average number of shares outstanding
— basic	[Note 12]	24,134,285	12,057,474
— fully diluted	[Note 12]	25,892,598	12,057,474

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	April 30, 2016	May 2, 2015
	$	$

OPERATING ACTIVITIES
Net income (loss)	1,514	(93,226)
Items not affecting cash:
Depreciation of property and equipment	1,787	1,298
Amortization of intangible assets	161	123
Deferred rent	280	198
Provision (recovery) for onerous contracts	—	(74)
Stock-based compensation expense	316	325
Amortization of financing fees	18	166
Accretion of preferred shares	—	314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	90,705
Deferred income taxes (recovered)	(30)	15
	4,046	(156)
Net change in other non-cash working capital balances related to operations	(4,834)	(6,501)
Cash flows related to operating activities	(788)	(6,657)
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	(552)
Proceeds from issuance of long-term debt	—	9,996
Repayment of long-term debt	—	(10,014)
Proceeds from issuance of common shares pursuant to exercise of stock options	344	—
IPO-related expenses	—	(552)
Financing fees	—	(119)
Cash flows related to financing activities	344	(1,241)
INVESTING ACTIVITIES
Additions to property and equipment	(2,846)	(1,840)
Additions to intangible assets	(156)	(268)
Cash flows related to investing activities	(3,002)	(2,108)
Decrease in cash during the period	(3,446)	(10,006)
Cash, beginning of period	72,514	19,784
Cash, end of period	69,068	9,778
Supplemental Information
Cash paid for:
Interest	—	273
Income taxes (classified as operating activity)	577	811
Cash received for:
Interest	120	51
Income taxes (classified as operating activity)	344	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other	Total
	Share	Contributed		Instrument	Translation	Comprehensive	Equity
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	(Deficiency)
	$	$	$	$	$	$	$

Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)
Net loss for the three months ended May 2, 2015	—	—	(93,226)	—	—	—	(93,226)
Other comprehensive loss	—	—	—	—	(574)	(574)	(574)
Total comprehensive loss	—	—	(93,226)	—	(574)	(574)	(93,800)
Issuance of subordinate voting shares upon exercise of options	125	(125)	—	—	—	—	—
Stock-based compensation	—	325	—	—	—	—	325
Balance, May 2, 2015	510	1,612	(97,355)	—	1,712	1,712	(93,521)

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net income for the three months ended April 30, 2016	—	—	1,514	—	—	—	1,514
Other comprehensive loss	—	—	—	(3,794)	(2,322)	(6,116)	(6,116)
Total comprehensive loss	—	—	1,514	(3,794)	(2,322)	(6,116)	(4,602)
Proceeds on issuance of common shares	470	(126)	—	—	—	—	344
Common shares issued on vesting of restricted stock units	214	(417)	(289)	—	—	—	(492)
Stock-based compensation expense	—	316	—	—	—	—	316
Income tax impact associated with stock options	—	157	—	—	—	—	157
Balance, April 30, 2016	259,889	7,024	(137,240)	(1,265)	1,352	87	129,760

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month period ended April 30, 2016 and May 2, 2015 [Unaudited]

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended April 30, 2016 were authorized for issue in accordance with a resolution of the Board of Directors on June 8, 2016. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company is engaged in the retail and online sale of tea, tea accessories and food and beverages in Canada and the United States. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season, and tend to be lowest in the second and third fiscal quarter because of lower customer traffic during the summer months.

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 30, 2016, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented.

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

Basis of measurement

These unaudited condensed interim consolidated financial statements have been prepared on the historical cost basis except for the following material items:

•	Derivative financial instruments are measured at fair value; and
•	Provisions for onerous contracts are measured at the present value of the expenditures expected to settle the obligations.

Functional and presentation currency

These unaudited condensed interim consolidated financial statements are presented in Canadian dollars, which is the parent Company’s functional currency. All financial information presented in Canadian dollars has been rounded to the nearest thousand, except per share amounts.

Comparative figures

The Company has reclassified the comparative figure related to stock-based compensation related to cashless exercise on the statement of income (loss) to make selling, general and administration expenses comparable.

3. SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 30, 2016. During the three-month period ended April 30, 2016, we implemented the following new accounting standard on the presentation of financial statements.

IAS 1, “Presentation of Financial Statements” (“IAS 1”), was modified in December 2014 when the IASB issued amendments to clarify materiality, order of notes to financial statements, disclosure of accounting policies as well as aggregation and disaggregation of items presented in the consolidated balance sheets and consolidated statements of income (loss) and comprehensive income (loss). These amendments shall be applied to fiscal years beginning on or after January 1, 2016. The Company has adopted this accounting standard effective on January 31, 2016, the first day of its newest fiscal year. The adoption of IAS 1 has resulted in no impact to the consolidated financial statements.

There were no other new accounting standards implemented during the three-month period ended April 30, 2016.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended January 30, 2016.

5. INVENTORIES

	April 30, 2016	January 30, 2016
	$	$
Finished goods	14,318	12,903
Goods in transit	1,886	3,790
Packaging	1,350	1,074
	17,554	17,767

For the three-month period ended April 30, 2016, $256 [May 2, 2015 —$151] was written-down as a result of the net realizable value being lower than the cost of the inventory. No inventory write-downs recognized in previous years were reversed in the period.

6. PROVISIONS

	For the three months ended	For the year ended
	April 30, 2016	January 30, 2016
	$	$
Opening balance	674	874
Amortized during the period	—	(265)
Cumulative translation adjustment	(71)	65
Ending balance	603	674
Less: Current portion	(512)	(512)
Long-term portion of provisions	91	162

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

7. REVOLVING FACILITY

The Company has a credit agreement (the “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a revolving term facility, maturing April 24, 2018, in the principal amount of $20,000 (which the Company refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to maturity and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company cannot make any dividend payments. As at April 30, 2016, the Company is in compliance with these covenants.

As at April 30, 2016 and January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

8. MANDATORILY REDEEMABLE PREFERENCE SHARES

Prior to the Company’s initial public offering (“IPO”) on June 10, 2015, the Series A, A-1, and A-2 redeemable preferred shares liability was being accreted to their nominal value and the financial derivative liability embededded in the preferred shares was being measured at fair value with all changes recognized immediately in income (loss). For the three-month period ended May 2, 2015, the accretion on preferred shares was $314 and the changes in the carrying value of the financial derivative liability embedded in preferred shares amounted to $90,705. The amounts were recorded as a loss in the unaudited condensed interim consolidated statements of income (loss) and comprehensive income (loss) for the three months ended May 2, 2015.

On June 10, 2015, immediately prior to the completion of the Company’s IPO, the financial derivative liability embedded in preferred shares was increased to reflect the fair market value of the IPO common shares. Subsequently, all of the Series A, A-1 and A-2 preferred shares were converted into common shares and the financial derivative liability embedded in the Series A, A-1 and A-2 preferred shares was converted into equity. On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Series A, A-1 and A-2 preferred shares from its authorized capital.

9. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	April 30, 2016	January 30, 2016
	$	$
24,462,385 Common shares [January 30, 2016 - 24,037,472 shares]	259,889	259,205
	259,889	259,205

During the three-month period ended April 30, 2016, 394,515 stock options were exercised for common shares. The carrying value of common shares includes $126 [May 2, 2015 — $125] which corresponds to a reduction in contributed surplus representing the value of accumulated stock-based compensation expense associated to options exercised during the period. In addition, during the three-month period ended April 30, 2016, 30,398 of common shares were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $214 [May 2, 2015 – nil].

Stock-based compensation

As at April 30, 2016, 1,017,620 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $3.65 for the three-month period ended April 30, 2016 [for the three-month period ended May 2, 2015 — $6.15] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the three months ended		For the three months ended
	April 30, 2016		May 2, 2015
Risk-free interest rate	1.23%		1.15%
Expected volatility	29.8%		31.0%
Expected option life	4.0	years	3.65	years
Expected dividend yield	0%		0%
Exercise price	$14.39		$15.64

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the three-month period is presented below.

	For the three months ended		For the three months ended
	April 30, 2016		May 2, 2015
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	2,146,880	3.04	2,905,648	2.06
Issued	131,500	14.39	12,000	15.64
Exercised	(394,515)	0.87	(322,739)	0.77
Cancelled/expired	—	—	(275,529)	0.77
Forfeitures	(51,322)	5.94	(40,000)	2.67
Outstanding, end of period	1,832,543	4.24	2,279,380	2.82
Exercisable, end of period	910,283	2.85	780,500	1.22

The weighted average share price at the date of exercise for stock options exercised during the three-month period ended April 30, 2016 was $14.50 [for three three-month period ended May 2, 2015 — $15.64].

The following table summarizes information about the Company’s RSU.

	For the three months ended		For the three months ended
	April 30, 2016		May 2, 2015
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,720	7.39	—	—
Granted	96,520	14.39	235,120	7.07
Forfeitures	(20,310)	7.07	—	—
Vested	(59,050)	7.07	—	—
Outstanding, end of period	269,880	9.99	235,120	7.07

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended April 30, 2016, the Company recognized a stock-based compensation expense of $316 [May 2, 2015 — $325] and a stock-based compensation expense related to cashless exercise of options by former employees of nil [May 2, 2015 — $4,052].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	April 30, 2016		May 2, 2015
	%	$	%	$
Provision for income tax (recovery) — statutory rate	26.5	568	26.5	(24,880)
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	—	—	(25.8)	24,165
Other non-deductible items	3.5	74	(0.2)	207
Other	(0.7)	(16)	—	20
Provision for income tax (recovery) — effective tax rate	29.3	626	0.5	(488)

A breakdown of the income tax provision (recovery) on the interim consolidated income statement is as follows:

	For the three months ended
	April 30, 2016	May 2, 2015
	$	$
Income tax provision (recovery)
Current	793	(365)
Deferred	(167)	(123)
	626	(488)

As at April 30, 2016, the Company’s U.S. subsidiary has accumulated losses amounting to US$10.6 million [January 30, 2016 — US$9.7 million], the tax benefit of which has been fully recorded as a deferred income tax asset, which expire during the years 2033 to 2036.

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	April 30, 2016	May 2, 2015
	$	$
Wages, salaries and employee benefits	13,327	11,327
Depreciation of property and equipment	1,787	1,298
Amortization of intangible assets	161	123
Provision (recovery) for onerous contracts	—	(74)
Stock-based compensation	316	325
Other selling, general and administration	5,528	3,992
	21,119	16,991

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) amounts are calculated by dividing the net income (loss) for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the net income (loss) attributable to ordinary equity holders (after adjusting for dividends, accretion interest on the mandatorily redeemable preference shares and any gain or loss from embedded derivative on preferred shares) by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended
	April 30, 2016	May 2, 2015
	$	$
Net income (loss) for basic EPS	1,514	(93,226)

Weighted average number of shares outstanding — basic	24,134,285	12,057,474
Restricted stock units	213,275	—
Options	1,545,038	—
Weighted average number of shares — fully diluted	25,892,598	12,057,474

As a result of the net loss during the three-month period ended May 2, 2015, the stock options and restricted stock units disclosed in Note 9 and the Series A, Series A-1 and Series A-2 preferred shares disclosed in Note 8 are anti-dilutive.

13. RELATED PARTY DISCLOSURES

For the three-month period ended May 2, 2015, interest was incurred on the loan from the controlling shareholder amounting to $33 and dividends on Series A, A-1 and A-2 preferred shares were accrued for $322. As a result of the repayment of the loan from the controlling shareholder and the conversion of the Series A, A-1 and A-2 preferred shares during the year ended January 30, 2016, there were no such amounts for the three-month period ended April 30, 2016.

14. SEGMENT INFORMATION

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

The Company derives revenue from the following products:

	For the three months ended
	April 30, 2016	May 2, 2015
	$	$
Tea	30,147	24,644
Tea accessories	9,893	7,242
Food and beverages	4,429	3,958
	44,469	35,844

Property and equipment and intangible assets by country are as follows:

	April 30, 2016	January 30, 2016
	$	$
Canada	35,747	35,915
US	13,450	13,657
Total	49,197	49,572

Gross profit per country is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended
	April 30, 2016
	Canada	US	Consolidated
	$	$	$
Sales	36,959	7,510	44,469
Cost of sales	17,074	4,240	21,314
Gross profit	19,885	3,270	23,155
Selling, general and administration expenses			21,119
Results from operating activities			2,036
Finance costs			17
Finance income			(121)
Income before income taxes			2,140

	For the three months ended
	May 2, 2015
	Canada	US	Consolidated
	$	$	$
Sales	31,803	4,041	35,844
Cost of sales	14,412	2,343	16,755
Gross profit	17,391	1,698	19,089
Selling, general and administration expenses			16,991
Stock-based compensation related to cashless exercise			4,052
Results from operating activities			(1,954)
Finance costs			792
Finance income			(51)
Accretion of preferred shares			314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			90,705
Loss before income taxes			(93,714)

15. FINANCIAL RISK MANAGEMENT

The Company’s activities expose it to a variety of financial risks, including risks related to foreign exchange, interest rate, liquidity and credit.

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $56.

The Company’s foreign exchange exposure is as follows:

	April 30, 2016	January 30, 2016
	US$	US$
Cash	661	464
Accounts receivable	1,279	1,126
Accounts payable	3,051	2,092

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of its expected U.S. dollar inventory purchasing requirements, through April 2017. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income for the three-month period ended April 30, 2016. As at April 30, 2016, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at April 30, 2016 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		loss
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3060	26,350	34,413	May 2016 to October 2016	1,364
U.S. dollar	1.2696 - 1.2772	19,100	24,314	November 2016 to April 2017	359
		45,450	58,727		1,723

The Company did not use any forward contracts to manage foreign exchange risk for the three-month period ended May 2, 2015, but rather satisfied its U.S dollar requirements primarily through spot rate purchases.

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (note 7). As at April 30, 2016, the Company did not have any borrowings on the Revolving Facility.

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

As at April 30, 2016, the Company had $69,068 in cash. In addition, as outlined in note 7, the Company has a Revolving Facility of $20,000, of which nil was drawn as at April 30, 2016. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, the Revolving Facility (note 7) and cash on hand.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of note 3 of the consolidated financial statements for the year ended January 30, 2016 describe how the categories of financial instruments are measured and how income and expenses, including fair value remeasurement gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the three-month period ended April 30, 2016 and for the year ended January 30, 2016:

	Fair value of Level 3
	financial instruments
	April 30, 2016	January 30, 2016
	$	$
Balance, beginning of the period	—	16,427
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	—	(157,301)
Balance, end of period	—	—

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be,“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to the risks described under the section entitled “Risk Factors” in our Annual Report on Form 10-K dated April 12, 2016 and filed on April 13, 2016.  Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2016” are to the Company’s fiscal year ending January 28, 2017. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016. All references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015.

The Company’s fiscal year ends on the last Saturday in January. The years ending January 28, 2017 and January 30, 2016 cover a 52-week period. The year ended January 31, 2015 covers a 53-week fiscal period.

Overview

We are a fast-growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages primarily through 198 company-operated DAVIDsTEA stores as of April 30, 2016, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment, and replicate our store experience online by engaging users with rich content. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

First Quarter 2016 Highlights

Compared to the first quarter of Fiscal 2015, we grew our sales from $35.8 million to $44.5 million, representing growth of 24.3% over the prior year. We added 5 new stores, increasing our store base from 193 stores as of January 30, 2016 to 198 stores as of April 30, 2016. Our Adjusted EBITDA increased from $4.0 million to $4.6 million. Our net cash flows used in operating activities decreased from $(6.7) million to $(0.8) million. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

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

Comparable Sales.  Comparable sales refer to period-over-period comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

Measuring the change in period-over-period comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

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

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and Away From Home (“AFH”) sales. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

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

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest GAAP measure on page 22 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended
	April 30, 2016	May 2, 2015
	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$44,469	$35,844
Cost of sales	21,314	16,755
Gross profit	23,155	19,089
Selling, general and administration expenses	21,119	16,991
Stock-based compensation related to cashless exercise	—	4,052
Results from operating activities	2,036	(1,954)
Finance costs	17	792
Finance income	(121)	(51)
Accretion of preferred shares	—	314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	90,705
Income (loss) before income taxes	2,140	(93,714)
Provision for income tax (recovery)	626	(488)
Net income (loss)	$1,514	$(93,226)
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	47.9%	46.7%
Gross profit	52.1%	53.3%
Selling, general and administration expenses	47.5%	47.4%
Stock-based compensation related to cashless exercise	—	11.3%
Results from operating activities	4.6%	(5.4%)
Finance costs	0.0%	2.2%
Finance income	(0.3%)	(0.1%)
Accretion of preferred shares	—	0.9%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	253.1%
Income (loss) before income taxes	4.8%	(261.5%)
Provision for income tax (recovery)	1.4%	(1.4%)
Net income (loss)	3.4%	(260.1%)
Other financial and operations data :
Adjusted EBITDA (1)	$4,580	$3,968
Adjusted EBITDA as a percentage of sales	10.3%	11.1%
Number of stores at end of period	198	161
Comparable sales growth for period (2)	4.9%	6.3%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to period-over-period comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

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

The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

	For the three months ended
(in thousands)	April 30, 2016	May 2, 2015

Net income (loss)	$1,514	$(93,226)
Finance costs	17	792
Finance income	(121)	(51)
Depreciation and amortization	1,948	1,421
Provision for income tax (recovery)	626	(488)
EBITDA	$3,984	$(91,552)
Additional adjustments:
Stock-based compensation expense (a)	316	325
Stock-based compensation expense related to cashless exercise (b)	—	4,052
Provision (recovery) for onerous contracts (c)	—	(74)
Deferred rent (d)	280	198
Accretion of preferred shares (e)	—	314
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (f)	—	90,705
Adjusted EBITDA	$4,580	$3,968

(a)	Represents non-cash stock-based compensation expense.

(b)	Represents expense related to cashless exercise of options by former employees.

(c)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents the extent to which our annual rent expense has been above or below our cash rent.

(e)

Represents non-cash accretion expense on our preferred shares. In connection with the completion of our IPO on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(f)	Represents the non-cash market loss for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with our IPO, this liability was converted into equity.

Three Months Ended April 30, 2016 Compared to Three Months Ended May 2, 2015

Sales.  Sales for the three months ended April 30, 2016 increased 24.3%, or $8.7 million, to $44.5 million from $35.8 million for the three months ended May 2, 2015, comprising $1.7 million in comparable sales and $7.0 million in non-comparable sales. Comparable sales increased by 4.9% and non-comparable sales increased primarily due to an additional 37 net new stores opened as at April 30, 2016 as compared to May 2, 2015.

Gross Profit.  Gross profit increased by 21.5%, or $4.1 million, to $23.2 million for the three months ended April 30, 2016 from $19.1 million for the three months ended May 2, 2015. Gross profit as a percentage of sales decreased to 52.1% for the three months ended April 30, 2016 from 53.3% for the three months ended May 2, 2015, driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases, partially offset by supply chain efficiencies.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 24.1%, or $4.1 million, to $21.1 million in the three months ended April 30, 2016 from $17.0 million for the three months ended May 2, 2015, due primarily to the hiring of additional staff to support the growth of the Company, as well as due to higher store operating expenses to support the operations of 198 stores as of April 30, 2016 as compared to 161 stores as of May 2, 2015. As a percentage of sales, selling, general and administration expenses increased to 47.5% for the three months ended April 30, 2016, as compared to 47.4% for the three months ended May 2, 2015.

Results from Operating Activities.  Results from operating activities increased by 200.0%, or $4.0 million, to $2.0 million in the three months ended April 30, 2016 from $(2.0) million in the three months ended May 2, 2015. Excluding the impact of stock-based compensation related to cashless exercise in Fiscal 2015 for the three months ended May 2, 2015, results from operating activities decreased by $0.1 million, to $2.0 million for the three months ended April 30, 2016, from $2.1 million for the three months ended May 2, 2015.

Finance Costs.  Finance costs were nil for the three months ended April 30, 2016, compared to $0.8 million for the three months ended May 2, 2015, as a result of the repayment of the term loans, loan from controlling shareholder and Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares.

Provision for Income Taxes (Recovery).  Provision for income taxes increased $1.1 million, to $0.6 million for the three months ended April 30, 2016 from a recovery of $0.5 million for the three months ended May 2, 2015. The increase in the provision for income taxes was due primarily to higher results from operating activities. Our effective tax rates were 29.3% and 0.5% for the three months ended April 30, 2016 and May 2, 2015, respectively. The effective tax rate increased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares not recurring in Fiscal 2016 due to their conversion and cancellation.

Liquidity and Capital Resources

As at April 30, 2016 we had $69.1 million of cash primarily held with major Canadian financial institutions. Our working capital was $77.9 million as of April 30, 2016, compared to $82.8 million as at January 30, 2016.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2016, we plan to spend approximately $21.0-$23.0 million on capital expenditures. We expect to devote approximately 85-90% of our capital budget to construct, lease and open 23-27 new stores in Canada and 13-17 new stores in the United States, and renovate a number of existing stores, with the remainder of the capital budget to make continued investment in our infrastructure.

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

We believe that our cash position, net cash provided by operating activities and available borrowings under our revolving credit facility will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended
	April 30, 2016	May 2, 2015
Cash flows provided by (used in):
Operating activities	$(788)	$(6,657)
Investing activities	(3,002)	(2,108)
Financing activities	344	(1,241)
Decreases in cash	$(3,446)	$(10,006)

Cash Flows Provided by Operating Activities

Net cash used in operating activities decreased to $(0.8) million for the three months ended April 30, 2016 from $(6.7) million for the three months ended May 2, 2015. The increase in the cash flows provided by operating activities was due primarily to the stock-based compensation related to cashless exercise during the three months ended May 2, 2015 that did not re-occur during the three months ended April 30, 2016.

Cash Flows Provided by Investing Activities

Capital expenditures increased $0.9 million, to $3.0 million for the three months ended April 30, 2016, from $2.1 million for the three months ended May 2, 2015. This increase was primarily due to the number of new store build-outs. We opened 5 new stores for the three months ended April 30, 2016 compared to 7 new stores for the three months ended May 2, 2015, and we anticipate opening an additional 11 stores during the three months ending July 30, 2016, for which we have incurred costs during the three months ended April 30, 2016, as compared to 5 stores for which costs were primarily incurred during the three months ended August 1, 2015.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $0.3 million for the three months ended April 30, 2016 due to proceeds from share issuances, compared to $(1.2) million for the three months ended May 2, 2015, when there were long-term debt repayments.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) wih the Bank of Montreal (“BMO”) that provides for a revolving term facility, maturing April 24, 2018, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at April 30, 2016, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at April 30, 2016, we are in compliance with these covenants.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended January 30, 2016, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 3 to our consolidated financial statements for the year ended January 30, 2016 included in our Annual Report on Form 10-K dated April 12, 2016 and filed on April 13, 2016. There have been no material changes to the critical accounting policies and estimates since January 30, 2016, other than as described below.

Recently Issued Accounting Standards

During the three-month period ended April 30, 2016, we implemented the following new accounting standards on the presentation of financial statements.

IAS 1, “Presentation of Financial Statements” (“IAS 1”), was modified in December 2014 when the IASB issued amendments to clarify materiality, order of notes to financial statements, disclosure of accounting policies as well as aggregation and disaggregation of items presented in the consolidated balance sheets and consolidated statements of income (loss) and comprehensive income (loss). These amendments shall be applied to fiscal years beginning on or after January 1, 2016. The Company has adopted this accounting standard effective on January 31, 2016, the first day of our newest fiscal year. The adoption of IAS 1 has resulted in no impact to the consolidated financial statements.

There were no other new accounting standards implemented during the three-month period ended April 30, 2016.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 12, 2016 and filed on April 13, 2016.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(ff) under the Exchange Act) during the three-month period ended April 30, 2016, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated April 12, 2016 and filed on April 13, 2016, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

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

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: June 8, 2016	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer