Form 10-Q
period 2016-07-30
DAVIDsTEA Inc.
filed 2016-09-07
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2016.

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

As of September 6, 2016,  24,745,547 common shares of the registrant were outstanding.

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

On September 2, 2016, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2998.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at	As at
		July 30, 2016	January 30, 2016
		$	$

ASSETS
Current
Cash		60,604	72,514
Accounts and other receivables		2,313	2,702
Inventories	[Note 5]	25,112	17,767
Income tax receivable		1,178	605
Prepaid expenses and deposits		8,375	4,493
Derivative financial instruments	[Note 15]	554	3,442
Total current assets		98,136	101,523
Property and equipment		52,481	47,330
Intangible assets		2,363	2,242
Deferred income tax assets	[Note 10]	8,439	7,877
Total assets		161,419	158,972
LIABILITIES AND EQUITY
Current
Trade and other payables		19,229	14,435
Deferred revenue		3,557	3,762
Income taxes payable		—	62
Current portion of provisions	[Note 6]	140	512
Total current liabilities		22,926	18,771
Deferred rent and lease inducements		6,911	6,002
Provisions	[Note 6]	253	162
Total liabilities		30,090	24,935
Equity
Share capital	[Note 9]	260,567	259,205
Contributed surplus		7,609	7,094
Deficit		(139,459)	(138,465)
Accumulated other comprehensive income		2,612	6,203
Total equity		131,329	134,037
		161,419	158,972

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share information]

		For the three months ended		For the six months ended
		July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
		$	$	$	$

Sales	[Note 14]	41,079	32,781	85,548	68,625
Cost of sales		21,171	16,731	42,485	33,486
Gross profit		19,908	16,050	43,063	35,139
Selling, general and administration expenses	[Note 11]	22,810	18,219	43,929	35,210
Stock-based compensation related to cashless exercise		—	—	—	4,052
Results from operating activities		(2,902)	(2,169)	(866)	(4,123)
Finance costs		19	222	36	1,014
Finance income		(148)	(72)	(269)	(123)
Gain on derivative financial instruments	[Note 15]	—	(164)	—	(164)
Accretion of preferred shares	[Note 8]	—	87	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 8]	—	50,169	—	140,874
Loss before income taxes		(2,773)	(52,411)	(633)	(146,125)
Provision for income tax (recovery)	[Note 10]	(506)	(323)	120	(811)
Net loss		(2,267)	(52,088)	(753)	(145,314)
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 15]	1,678	1,849	(2,519)	1,849
Realized net (gain) loss on forward exchange contracts reclassified to inventory		598	—	(370)	—
Provision for income tax (recovery) on comprehensive income		(604)	(534)	767	(534)
Cumulative translation adjustment		853	815	(1,469)	241
Other comprehensive income (loss), net of tax		2,525	2,130	(3,591)	1,556
Total comprehensive income (loss)		258	(49,958)	(4,344)	(143,758)
Net loss per share:
Basic	[Note 12]	(0.09)	(2.73)	(0.03)	(9.35)
Fully diluted	[Note 12]	(0.09)	(2.73)	(0.03)	(9.35)
Weighted average number of shares outstanding
— basic	[Note 12]	24,625,414	19,057,409	24,380,306	15,536,182
— fully diluted	[Note 12]	24,625,414	19,057,409	24,380,306	15,536,182

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(2,267)	(52,088)	(753)	(145,314)
Items not affecting cash:
Depreciation of property and equipment	1,921	1,350	3,708	2,648
Amortization of intangible assets	169	142	329	265
Loss on disposal of property and equipment	—	292	—	292
Gain on derivative financial instruments	—	(164)	—	(164)
Deferred rent	366	284	646	482
Recovery for onerous contracts	—	(191)	—	(265)
Stock-based compensation expense	614	493	930	818
Amortization of financing fees	18	10	36	176
Accretion of preferred shares	—	87	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	50,169	—	140,874
Deferred income taxes (recovered)	189	673	22	688
	1,010	1,057	4,918	901
Net change in other non-cash working capital balances related to operations	(2,793)	(945)	(7,489)	(7,446)
Cash flows related to operating activities	(1,783)	112	(2,571)	(6,545)
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	—	—	(552)
Proceeds from issuance of long-term debt	—	—	—	9,996
Repayment of long-term debt	—	(9,996)	—	(20,010)
Repayment of loan from the controlling shareholder	—	(2,952)	—	(2,952)
Proceeds from issuance of common shares pursuant to exercise of stock options	500	59	844	59
Gross proceeds of initial public offering	—	79,370	—	79,370
IPO-related expenses	—	(9,996)	—	(10,548)
Financing fees	—	(52)	—	(171)
Cash flows related to financing activities	500	56,433	844	55,192
INVESTING ACTIVITIES
Additions to property and equipment	(6,876)	(3,190)	(9,722)	(5,030)
Additions to intangible assets	(305)	(400)	(461)	(668)
Cash flows related to investing activities	(7,181)	(3,590)	(10,183)	(5,698)
Decrease in cash during the period	(8,464)	52,955	(11,910)	42,949
Cash, beginning of period	69,068	9,778	72,514	19,784
Cash, end of period	60,604	62,733	60,604	62,733
Supplemental Information
Cash paid for:
Interest	—	49	—	322
Income taxes (classified as operating activity)	580	445	1,157	1,256
Cash received for:
Interest	141	44	261	95
Income taxes (classified as operating activity)	81	23	425	23

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other	Total
	Share	Contributed		Instrument	Translation	Comprehensive	Equity
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	(Deficiency)
	$	$	$	$	$	$	$

Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)
Net loss for the six months ended August 1, 2015	—	—	(145,314)	—	—	—	(145,314)
Other comprehensive income	—	—	—	1,315	241	1,556	1,556
Total comprehensive income (loss)	—	—	(145,314)	1,315	241	1,556	(143,758)
Issuance of subordinate voting shares upon exercise of options	141	(141)	—	—	—	—	—
Issuance of common shares	59	—	—	—	—	—	59
Gross proceeds on initial public offering	79,370	—	—	—	—	—	79,370
Issue costs on initial public offering (net of future tax benefit)	(7,749)	—	—	—	—	—	(7,749)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	—	—	186,947
Stock-based compensation	—	818	—	—	—	—	818
Balance, August 1, 2015	259,153	2,089	(149,443)	1,315	2,527	3,842	115,641

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the six months ended July 30, 2016	—	—	(753)	—	—	—	(753)
Other comprehensive loss	—	—	—	(2,122)	(1,469)	(3,591)	(3,591)
Total comprehensive loss	—	—	(753)	(2,122)	(1,469)	(3,591)	(4,344)
Proceeds on issuance of common shares	1,148	(304)	—	—	—	—	844
Common shares issued on vesting of restricted stock units	214	(417)	(241)	—	—	—	(444)
Stock-based compensation expense	—	930	—	—	—	—	930
Income tax impact associated with stock options	—	306	—	—	—	—	306
Balance, July 30, 2016	260,567	7,609	(139,459)	407	2,205	2,612	131,329

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended July 30, 2016 and August 1,  2015 [Unaudited]

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended July 30, 2016 were authorized for issue in accordance with a resolution of the Board of Directors on September 7, 2016.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

3. SIGNIFICANT ACCOUNTING POLICIES

These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 30, 2016. During the six-month period ended July 30, 2016, we implemented the following new accounting standard on the presentation of financial statements.

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

There were no other new accounting standards implemented during the six-month period ended July 30, 2016.

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

5. INVENTORIES

	July 30, 2016	January 30, 2016
	$	$
Finished goods	16,782	12,903
Goods in transit	4,826	3,790
Packaging	3,504	1,074
	25,112	17,767

For the three and six-month periods ended July 30, 2016,  $(136) and $120, respectively [August 1, 2015 — $(89) and $62]  was written-down as a result of the net realizable value being lower than the cost of the inventory.

6. PROVISIONS

	For the six months ended	For the year ended
	July 30, 2016	January 30, 2016
	$	$
Opening balance	674	874
Amortized during the period	—	(265)
Settled during the period	(235)	—
Cumulative translation adjustment	(46)	65
Ending balance	393	674
Less: Current portion	(140)	(512)
Long-term portion of provisions	253	162

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

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company cannot make any dividend payments. As at July 30, 2016,  the Company is in compliance with these covenants.

As at July 30, 2016 and January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

8. MANDATORILY REDEEMABLE PREFERENCE SHARES

Prior to the Company’s initial public offering (“IPO”) on June 10, 2015, the Series A, A-1, and A-2 redeemable preferred shares liability was being accreted to their nominal value and the financial derivative liability embededded in the preferred shares was being measured at fair value with all changes recognized immediately in income (loss).  For the three and six-months period ended August 1, 2015, the accretion on preferred shares was $87 and $401, respectively, and the changes in the carrying value of the financial derivative liability embedded in preferred shares amounted to $50,169 and $140,874, respectively. The amounts were recorded as a loss in the unaudited condensed interim consolidated statements of income (loss) and comprehensive income (loss) for the three and six-month periods ended August 1, 2015.

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

9. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	July 30, 2016	January 30, 2016
	$	$
24,744,441 Common shares [January 30, 2016 - 24,037,472 shares]	260,567	259,205
	260,567	259,205

During the three and six-month periods ended July 30, 2016,  282,056 and 676,571 stock options, respectively [August 1, 2015 — 66,000 and 388,739 stock options], were exercised for common shares. The carrying value of common shares includes $178 and $304, respectively  [August 1, 2015 —  $16 and $141] which corresponds to a reduction in contributed surplus representing the value of accumulated stock-based compensation expense associated to options exercised during the period. In addition, during the three and six-month periods ended July 30, 2016,  nil and 30,398 of common shares were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of nil and $214, net of tax, respectively  [August 1, 2015 – nil and nil].

Stock-based compensation

As at July 30, 2016, 901,259 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $3.71 for the six-month period ended July 30, 2016 [for the six-month period ended August 1, 2015 — $6.15] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the six months ended		For the six months ended
	July 30, 2016		August 1, 2015
Risk-free interest rate	1.23%		1.15%
Expected volatility	29.8%		31.0%
Expected option life	4.0	years	3.65	years
Expected dividend yield	0%		0%
Exercise price	$14.63		$15.63

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the six-month period is presented below.

	For the six months ended		For the six months ended
	July 30, 2016		August 1, 2015
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	2,146,880	3.04	2,905,648	2.06
Issued	172,011	14.63	12,000	15.63
Exercised	(676,571)	1.25	(380,739)	0.79
Cancelled/expired	—	—	(275,529)	0.77
Forfeitures	(86,321)	5.03	(62,000)	3.23
Outstanding, end of period	1,555,999	5.00	2,199,380	2.86
Exercisable, end of period	780,234	3.42	969,532	1.93

The weighted average share price at the date of exercise for stock options exercised during the six-month period ended July 30, 2016 was $15.02 [for the six-month period ended August 1, 2015 — $18.08].

A summary of the status of the Company’s RSU plan and changes during the six-month period is presented below.

	For the six months ended		For the six months ended
	July 30, 2016		August 1, 2015
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,720	7.39	—	—
Granted	181,970	14.82	235,120	7.07
Forfeitures	(29,910)	7.60	—	—
Vested	(30,398)	7.07	—	—
Vested, withheld for tax	(28,652)	7.07	—	—
Outstanding, end of period	345,730	11.42	235,120	7.07
(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended July 30, 2016, the Company recognized a stock-based compensation expense of $614 and $930, respectively  [August  1, 2015 — $493 and $818] and a stock-based compensation expense related to cashless exercise of options by former employees of nil and nil, respectively  [August 1, 2015 — nil and $4,052].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	%	$	%	$	%	$	%	$
Provision for income tax (recovery) — statutory rate	26.5	(736)	26.5	(13,877)	26.5	(168)	26.5	(38,757)
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	—	—	(25.5)	13,341	—	—	(25.6)	37,506
Stock based compensation	(4.9)	135	(0.2)	107	(17.7)	112	(0.1)	205
Unrealized foreign exchange loss on intercompany balances	5.2	(145)	0.5	(269)	(38.5)	244	—	(131)
Other	(8.6)	240	(0.7)	375	10.7	(68)	(0.2)	366
Provision for income tax (recovery) — effective tax rate	18.2	(506)	0.6	(323)	(19.0)	120	0.6	(811)

A breakdown of the income tax provision (recovery) on the interim consolidated income statement is as follows:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	$	$	$	$
Income tax provision (recovery)
Current	(695)	(996)	98	(1,499)
Deferred	189	673	22	688
	(506)	(323)	120	(811)

As at July 30, 2016, the Company’s U.S. subsidiary has accumulated losses amounting to US$12.4 million  [January 30, 2016 — US$9.7 million], the tax benefit of which has been fully recorded as a deferred income tax asset, which expire during the years 2033 to 2036.

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	$	$	$	$
Wages, salaries and employee benefits	13,882	11,702	27,534	23,029
Depreciation of property and equipment	1,921	1,350	3,708	2,648
Amortization of intangible assets	169	142	329	265
Loss on disposal of property and equipment	—	292	—	292
Recovery for onerous contracts	—	(191)	—	(265)
Stock-based compensation	614	493	930	818
Other selling, general and administration	6,224	4,431	11,428	8,423
	22,810	18,219	43,929	35,210

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	$	$	$	$
Net loss for basic EPS	(2,267)	(52,088)	(753)	(145,314)

Weighted average number of shares outstanding — basic	24,625,414	19,057,409	24,380,306	15,536,182
Restricted stock units	—	—	—	—
Options	—	—	—	—
Weighted average number of shares — fully diluted	24,625,414	19,057,409	24,380,306	15,536,182

As a result of the net loss during the three and six-month periods ended July 30, 2016 and August 1, 2015, the stock options and restricted stock units disclosed in Note 9 are anti-dilutive.

13. RELATED PARTY DISCLOSURES

For the three and six-month periods ended August 1, 2015, interest was incurred on the loan from the controlling shareholder amounting to $15 and $48, respectively, and dividends on Series A, A-1 and A-2 preferred shares were accrued for $116 and $438, respectively. As a result of the repayment of the loan from the controlling shareholder and the conversion of the Series A, A-1 and A-2 preferred shares during the year ended January 30, 2016, there were no such amounts for the three and six-month periods ended July 30, 2016.

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

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	$	$	$	$
Tea	25,882	21,003	56,029	45,647
Tea accessories	10,811	7,911	20,704	15,153
Food and beverages	4,386	3,867	8,815	7,825
	41,079	32,781	85,548	68,625

Property and equipment and intangible assets by country are as follows:

	July 30, 2016	January 30, 2016
	$	$
Canada	38,475	35,915
US	16,369	13,657
Total	54,844	49,572

Gross profit per country is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended			For the six months ended
	July 30, 2016			July 30, 2016
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	33,895	7,184	41,079	70,854	14,694	85,548
Cost of sales	16,810	4,361	21,171	33,884	8,601	42,485
Gross profit	17,085	2,823	19,908	36,970	6,093	43,063
Selling, general and administration expenses			22,810			43,929
Results from operating activities			(2,902)			(866)
Finance costs			19			36
Finance income			(148)			(269)
Loss before income taxes			(2,773)			(633)

	For the three months ended			For the six months ended
	August 1, 2015			August 1, 2015
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	28,595	4,186	32,781	60,398	8,227	68,625
Cost of sales	14,202	2,529	16,731	28,614	4,872	33,486
Gross profit	14,393	1,657	16,050	31,784	3,355	35,139
Selling, general and administration expenses			18,219			35,210
Stock-based compensation related to cashless exercise			—			4,052
Results from operating activities			(2,169)			(4,123)
Finance costs			222			1,014
Finance income			(72)			(123)
Gain on derivative financial instruments			(164)			(164)
Accretion of preferred shares			87			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			50,169			140,874
Loss before income taxes			(52,411)			(146,125)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $66.

The Company’s foreign exchange exposure is as follows:

	July 30, 2016	January 30, 2016
	US$	US$
Cash	2,684	464
Accounts receivable	2,722	1,126
Accounts payable	4,077	2,092

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of its expected U.S. dollar inventory purchasing requirements, through April 2017. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income for the three and six-month period ended July 30, 2016. As at July 30, 2016, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at July 30, 2016 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3060	14,800	19,329	August 2016 to October 2016	(27)
U.S. dollar	1.2696 - 1.2772	19,100	24,314	November 2016 to April 2017	581
		33,900	43,643		554

The nominal and contract values of foreign exchange contracts outstanding as at August 1, 2015 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2275	24,250	29,767	August 2015 to December 2015	1,849
		24,250	29,767		1,849

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (note 7). As at July 30, 2016, the Company did not have any borrowings on the Revolving Facility.

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

As at July 30, 2016, the Company had $60,604 in cash.  In addition, as outlined in note 7, the Company has a Revolving Facility of $20,000, of which nil was drawn as at July 30, 2016. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

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

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the six-month period ended July 30, 2016 and for the year ended January 30, 2016:

	Fair value of Level 3
	financial instruments
	July 30, 2016	January 30, 2016
	$	$
Balance, beginning of the period	—	16,427
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	—	(157,301)
Balance, end of period	—	—

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

Overview

We are a fast-growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages primarily through 208 company-operated DAVIDsTEA stores as of July 30, 2016, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment, and replicate our store experience online by engaging users with rich content. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Second Quarter 2016 Highlights

Compared to the second quarter of Fiscal 2015, we grew our sales from $32.8 million to $41.1 million, representing growth of 25.3% over the prior year. We added 10 net new stores, increasing our store base from 198 stores as of April 30, 2016 to 208 stores as of July 30, 2016. Our Adjusted EBITDA was $0.2 million, similar to last year. Our net cash flows related to operating activities decreased from $0.1 million to $(1.8) million. We believe we can continue to deliver strong total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site. We also believe that our strong focus on operating efficiencies and leveraging our fixed costs will result in increased Adjusted EBITDA.

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

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest GAAP measure on page 22 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$41,079	$32,781	$85,548	$68,625
Cost of sales	21,171	16,731	42,485	33,486
Gross profit	19,908	16,050	43,063	35,139
Selling, general and administration expenses	22,810	18,219	43,929	35,210
Stock-based compensation related to cashless exercise	—	—	—	4,052
Results from operating activities	(2,902)	(2,169)	(866)	(4,123)
Finance costs	19	222	36	1,014
Finance income	(148)	(72)	(269)	(123)
Gain on derivative financial instruments	—	(164)	—	(164)
Accretion of preferred shares	—	87	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	50,169	—	140,874
Loss before income taxes	(2,773)	(52,411)	(633)	(146,125)
Provision for income tax (recovery)	(506)	(323)	120	(811)
Net loss	$(2,267)	$(52,088)	$(753)	$(145,314)
Percentage of sales:
Sales	100.0%	100%	100.0%	100.0%
Cost of sales	51.5%	51.0%	49.7%	48.8%
Gross profit	48.5%	49.0%	50.3%	51.2%
Selling, general and administration expenses	55.5%	55.6%	51.4%	51.3%
Stock-based compensation related to cashless exercise	—	—	—	5.9%
Results from operating activities	(7.1%)	(6.6%)	(1.0%)	(6.0%)
Finance costs	0.0%	0.7%	0.0%	1.5%
Finance income	(0.4%)	(0.2%)	(0.3%)	(0.2%)
Gain on derivative financial instruments	—	(0.5%)	—	(0.2%)
Accretion of preferred shares	—	0.3%	—	0.6%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	153.0%	—	205.3%
Loss before income taxes	(6.8%)	(159.9%)	(0.7%)	(212.9%)
Provision for income tax (recovery)	(1.2%)	(1.0%)	0.1%	(1.2%)
Net loss	(5.5%)	(158.9%)	(0.9%)	(211.8%)
Other financial and operations data :
Adjusted EBITDA (1)	$168	$201	$4,747	$4,169
Adjusted EBITDA as a percentage of sales	0.4%	0.6%	5.5%	6.1%
Number of stores at end of period	208	165	208	165
Comparable sales growth for period (2)	5.1%	6.9%	5.0%	6.6%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

The following table presents a reconciliation of Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

	For the three months ended		For the six months ended
(in thousands)	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015

Net loss	$(2,267)	$(52,088)	$(753)	$(145,314)
Finance costs	19	222	36	1,014
Finance income	(148)	(72)	(269)	(123)
Depreciation and amortization	2,090	1,492	4,037	2,913
Provision for income tax (recovery)	(506)	(323)	120	(811)
EBITDA	$(812)	$(50,769)	$3,171	$(142,321)
Additional adjustments:
Stock-based compensation expense (a)	614	493	930	818
Stock-based compensation expense related to cashless exercise (b)	—	—	—	4,052
Provision (recovery) for onerous contracts (c)	—	(191)	—	(265)
Deferred rent (d)	366	284	646	482
Gain on derivative financial instruments (e)	—	(164)	—	(164)
Loss on disposal of property and equipment (f)	—	292	—	292
Accretion of preferred shares (g)	—	87	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (h)	—	50,169	—	140,874
Adjusted EBITDA	$168	$201	$4,747	$4,169

(a)	Represents non-cash stock-based compensation expense.

(b)	Represents expense related to cashless exercise of options by former employees.

(c)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents the extent to which our annual rent expense has been above or below our cash rent.

(e)	Represents the non-cash gain on derivative financial instruments.

(f)	Represents non-cash costs related to the closure of one store due to termination of sub-lease.

(g)

Represents non-cash accretion expense on our preferred shares. In connection with the completion of our IPO on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(h)	Represents the non-cash market loss for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with our IPO, this liability was converted into equity.

Three Months Ended July 30, 2016 Compared to Three Months Ended August 1, 2015

Sales.  Sales for the three months ended July 30, 2016 increased 25.3%, or $8.3 million, to $41.1 million from $32.8 million for the three months ended August 1, 2015,  comprising $1.6 million in comparable sales and $6.7 million in non-comparable sales. Comparable sales increased by 5.1% and non-comparable sales increased primarily due to an additional 43 net new stores opened as at July 30, 2016 as compared to August 1, 2015. Sales from the U.S. business, which includes sales from our retail stores and e-commerce site, meaningfully contributed to the Company’s overall sales growth. The U.S. sales growth was driven by stronger than expected e-commerce sales which were offset by lower than expected retail store sales.

Gross Profit.  Gross profit increased by 23.6%, or $3.8 million, to $19.9 million for the three months ended July 30, 2016 from $16.1 million for the three months ended August 1, 2015. Gross profit as a percentage of sales decreased to 48.5% for the three months ended July 30, 2016 from 49.0% for the three months ended August 1, 2015, driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases, partially offset by supply chain efficiencies.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 25.3%, or $4.6 million, to $22.8 million in the three months ended July 30, 2016 from $18.2 million for the three months ended August 1, 2015, due primarily to the hiring of additional staff to support the growth of the Company, higher store operating expenses to support the operations of 208 stores as of July 30, 2016 as compared to 165 stores as of August 1, 2015, as well as newly incurred public company costs. As a percentage of sales, selling, general and administration expenses decreased to 55.5% for the three months ended July 30, 2016, as compared to 55.6% for the three months ended August 1, 2015.

Results from Operating Activities.  Results from operating activities decreased by 31.8%, or $0.7 million, to $(2.9) million in the three months ended July 30, 2016 from $(2.2) million in the three months ended August 1, 2015.

Finance Costs.    Finance costs were nil for the three months ended July 30, 2016, compared to $0.2 million for the three months ended August 1, 2015, as a result of the repayment of the term loans, loan from the controlling shareholder and Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares.

Provision for Income Taxes (Recovery).  Recovery for income taxes increased $0.2 million, to $0.5 million for the three months ended July 30, 2016 from a recovery of $0.3 million for the three months ended August 1, 2015. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 18.2% and 0.6% for the three months ended July 30, 2016 and August 1, 2015, respectively. The effective tax rate increased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares not recurring in Fiscal 2016 due to their conversion and cancellation.

Six Months Ended July 30, 2016 Compared to Six Months Ended August 1, 2015

Sales.  Sales for the six months ended July 30, 2016 increased 24.6%, or $16.9 million, to $85.5 million from $68.6 million for the six months ended August 1, 2015, comprising $3.3 million in comparable sales and $13.6 million in non-comparable sales. Comparable sales increased by 5.0% and non-comparable sales increased primarily due to an additional 43 net new stores opened as at July 30, 2016 as compared to August 1, 2015. Sales from the U.S. business, which includes sales from our retail stores  and e-commerce site, meaningfully contributed to the Company’s overall sales growth. The U.S. sales growth was driven by stronger than expected e-commerce sales which were offset by lower than expected retail store sales.

Gross Profit.  Gross profit increased by 22.8%, or $8.0 million, to $43.1 million for the six months ended July 30, 2016 from $35.1 million for the six months ended August 1, 2015. Gross profit as a percentage of sales decreased to 50.3% for the six months ended July 30, 2016 from 51.2% for the six months ended August 1, 2015, driven primarily by the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases, partially offset by supply chain efficiencies.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 24.7%, or $8.7 million, to $43.9 million in the six months ended July 30, 2016 from $35.2 million for the six months ended August 1, 2015, due primarily to the hiring of additional staff to support the growth of the Company, higher store operating expenses to support the operations of 208 stores as of July 30, 2016 as compared to 165 stores as of August 1, 2015, as well as newly incurred public company costs. As a percentage of sales, selling, general and administration expenses increased to 51.4% for the six months ended July 30, 2016, as compared to 51.3% for the six months ended August 1, 2015.

Results from Operating Activities.  Results from operating activities improved by 78.0%, or $3.2 million, to $(0.9) million in the six months ended July 30, 2016 from $(4.1) million in the six months ended August 1, 2015. Excluding the impact of stock-based compensation related to cashless exercise in Fiscal 2015 for the six months ended August 1, 2015, results from operating activities decreased by $0.8 million, to $(0.9) million for the six months ended July 30, 2016, from $(0.1) million for the six months ended August 1, 2015.

Finance Costs.    Finance costs were nil for the six months ended July 30, 2016, compared to $1.0 million for the six months ended August 1, 2015, as a result of the repayment of the term loans, loan from the controlling shareholder and Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares.

Provision for Income Taxes (Recovery).  Provision for income taxes increased $0.9 million, to $0.1 million for the six months ended July 30, 2016 from a recovery of $0.8 million for the six months ended August 1, 2015. The increase in the provision for income taxes was due primarily to higher results from operating activities. Our effective tax rates were (19.0)% and 0.6% for the six months ended July 30, 2016 and August 1, 2015, respectively. The effective tax rate increased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares not recurring in Fiscal 2016 due to their conversion and cancellation.

Liquidity and Capital Resources

As at July 30, 2016 we had $60.6 million of cash primarily held with major Canadian financial institutions. Our working capital was $75.2 million as of July 30, 2016, compared to $82.8 million as at January 30, 2016.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2016, we plan to spend approximately $21.0-$23.0 million on capital expenditures. We expect to devote approximately 85-90% of our capital budget to construct, lease and open 23-27 new stores in Canada and 13-

17 new stores in the United States, and renovate a number of existing stores, with the remainder of the capital budget to make continued investment in our infrastructure.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the six months ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Cash flows provided by (used in):
Operating activities	$(1,783)	$112	$(2,571)	$(6,545)
Investing activities	(7,181)	(3,590)	(10,183)	(5,698)
Financing activities	500	56,433	844	55,192
Increases (decreases) in cash	$(8,464)	$52,955	$(11,910)	$42,949

Cash Flows Provided by Operating Activities

Net cash used in operating activities decreased to $(1.8) million for the three months ended July 30, 2016 from $0.1 million for the three months ended August 1, 2015. The decrease in the cash flows provided by operating activities was due primarily to investments in working capital.

Net cash used in operating activities increased to $(2.6) million for the six months ended July 30, 2016 from $(6.5) million for the six months ended August 1, 2015. The increase in the cash flows provided by operating activities was due primarily to the stock-based compensation related to cashless exercise during the six months ended August 1, 2015 that did not re-occur during the six months ended July 30, 2016.

Cash Flows Provided by Investing Activities

Capital expenditures increased $3.6 million, to $7.2 million for the three months ended July 30, 2016, from $3.6 million for the three months ended August 1, 2015. This increase was primarily due to the number of new store build-outs. We opened 10 net new stores for the three months ended July 30, 2016 compared to 4 net new stores for the three months ended August  1, 2015, and we anticipate opening an additional 15 stores during the three months ending October 29, 2016, for which we have incurred costs during the three months ended July 30, 2016, as compared to 18 stores opened during the three months ended October 31, 2015, and for which costs were primarily incurred during the three months ended October 31, 2015.

Capital expenditures increased $4.5 million, to $10.2 million for the six months ended July 30, 2016, from $5.7 million for the six months ended August 1, 2015. This increase was primarily due to the number of new store build-outs. We opened 15 net new stores for the six months ended July 30, 2016 compared to 11 net new stores for the six months ended August 1, 2015, and we anticipate opening an additional 15 stores during the three months ending October 29, 2016, for which we have incurred costs during the six months ended July 30, 2016, as compared to 18 stores opened during three three months ended October 31, 2015, and for which costs were primarily incurred during the three months ended October 31, 2015.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $0.5 million for the three months ended July 30, 2016 due to proceeds from share issuances, compared to $56.4 million for the three months ended August 1, 2015, due to our initial public offering that occurred on June 10, 2015.

Net cash flows provided by financing activities amounted to $0.8 million for the six months ended July 30, 2016 due to proceeds from share issuances, compared to $55.2 million for the six months ended August 1, 2015, due to our initial public offering that occurred on June 10, 2015.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”) that provides for a revolving term facility, maturing April 24, 2018, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at July 30, 2016, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at July 30, 2016, we are in compliance with these covenants.

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

Recently Issued Accounting Standards

During the six-month period ended July 30, 2016, we implemented the following new accounting standards on the presentation of financial statements.

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

There were no other new accounting standards implemented during the six-month period ended July 30, 2016.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(ff) under the Exchange Act) during the six-month period ended July 30, 2016, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: September 7, 2016	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer