Form 10-Q
period 2016-12-08
DAVIDsTEA Inc.
filed 2016-12-08
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2016.

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

As of December 7, 2016,  25,020,009 common shares of the registrant were outstanding.

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

On December 2, 2016, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 =  $1.3298.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at	As at
		October 29, 2016	January 30, 2016
		$	$

ASSETS
Current
Cash		33,136	72,514
Accounts and other receivables		3,504	2,702
Inventories	[Note 5]	42,822	17,767
Income tax receivable		4,373	605
Prepaid expenses and deposits		6,054	4,493
Derivative financial instruments	[Note 16]	1,065	3,442
Total current assets		90,954	101,523
Property and equipment	[Note 6]	53,702	47,330
Intangible assets		2,567	2,242
Deferred income tax assets	[Note 11]	7,909	7,877
Total assets		155,132	158,972
LIABILITIES AND EQUITY
Current
Trade and other payables		15,802	14,435
Deferred revenue		2,678	3,762
Income taxes payable		—	62
Current portion of provisions	[Note 7]	68	512
Total current liabilities		18,548	18,771
Deferred rent and lease inducements		7,311	6,002
Provisions	[Note 7]	394	162
Total liabilities		26,253	24,935
Equity
Share capital	[Note 10]	262,149	259,205
Contributed surplus		7,476	7,094
Deficit		(144,432)	(138,465)
Accumulated other comprehensive income		3,686	6,203
Total equity		128,879	134,037
		155,132	158,972

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share information]

		For the three months ended		For the nine months ended
		October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
		$	$	$	$

Sales	[Note 15]	44,134	36,305	129,682	104,930
Cost of sales		23,587	18,283	66,072	51,769
Gross profit		20,547	18,022	63,610	53,161
Selling, general and administration expenses	[Note 6 and 12]	27,187	18,888	71,116	54,098
Stock-based compensation related to cashless exercise	[Note 10]	—	—	—	4,052
Results from operating activities		(6,640)	(866)	(7,506)	(4,989)
Finance costs		19	17	55	1,031
Finance income		(125)	(108)	(394)	(231)
Loss on derivative financial instruments		—	164	—	—
Accretion of preferred shares	[Note 9]	—	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 9]	—	—	—	140,874
Loss before income taxes		(6,534)	(939)	(7,167)	(147,064)
Income tax recovery	[Note 11]	(1,574)	(68)	(1,454)	(879)
Net loss		(4,960)	(871)	(5,713)	(146,185)
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 16]	537	45	(1,982)	1,894
Realized net (gain) loss on forward exchange contracts reclassified to inventory		(26)	(1,111)	(396)	(1,111)
Provision for income tax (recovery) on comprehensive income		(136)	326	631	(208)
Cumulative translation adjustment		699	(20)	(770)	221
Other comprehensive income (loss), net of tax		1,074	(760)	(2,517)	796
Total comprehensive loss		(3,886)	(1,631)	(8,230)	(145,389)
Net loss per share:
Basic	[Note 13]	(0.20)	(0.04)	(0.23)	(7.91)
Fully diluted	[Note 13]	(0.20)	(0.04)	(0.23)	(7.91)
Weighted average number of shares outstanding
— basic	[Note 13]	24,902,385	23,977,040	24,554,391	18,360,119
— fully diluted	[Note 13]	24,902,385	23,977,040	24,554,391	18,360,119

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(4,960)	(871)	(5,713)	(146,185)
Items not affecting cash:
Depreciation of property and equipment	2,110	1,445	5,818	4,093
Amortization of intangible assets	198	168	527	433
Loss on disposal of property and equipment	311	—	311	292
Impairment of property and equipment	2,516	—	2,516	—
Loss on derivative financial instruments	—	164	—	—
Deferred rent	385	333	1,031	815
Provision (recovery) for onerous contracts	48	—	48	(265)
Stock-based compensation expense	643	458	1,573	1,276
Amortization of financing fees	19	—	55	176
Accretion of preferred shares	—	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	—	—	140,874
Deferred income taxes	453	323	475	1,011
	1,723	2,020	6,641	2,921
Net change in other non-cash working capital balances related to operations	(23,978)	(8,764)	(31,467)	(16,210)
Cash flows related to operating activities	(22,255)	(6,744)	(24,826)	(13,289)
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	—	—	(552)
Proceeds from issuance of long-term debt	—	—	—	9,996
Repayment of long-term debt	—	—	—	(20,010)
Repayment of loan from the controlling shareholder	—	—	—	(2,952)
Proceeds from issuance of common shares pursuant to exercise of stock options	962	27	1,806	86
Gross proceeds of initial public offering	—	—	—	79,370
IPO-related expenses	—	(72)	—	(10,620)
Financing fees	—	(15)	—	(186)
Cash flows related to financing activities	962	(60)	1,806	55,132
INVESTING ACTIVITIES
Additions to property and equipment	(5,776)	(7,385)	(15,498)	(12,415)
Additions to intangible assets	(399)	(293)	(860)	(961)
Cash flows related to investing activities	(6,175)	(7,678)	(16,358)	(13,376)
Increase (decrease) in cash during the period	(27,468)	(14,482)	(39,378)	28,467
Cash, beginning of period	60,604	62,733	72,514	19,784
Cash, end of period	33,136	48,251	33,136	48,251
Supplemental Information
Cash paid for:
Interest	—	13	—	335
Income taxes (classified as operating activity)	1,279	386	2,436	1,642
Cash received for:
Interest	121	136	382	231
Income taxes (classified as operating activity)	97	589	522	612

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other	Total
	Share	Contributed		Instrument	Translation	Comprehensive	Equity
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	(Deficiency)
	$	$	$	$	$	$	$

Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)
Net loss for the nine months ended October 31, 2015	—	—	(146,185)	—	—	—	(146,185)
Other comprehensive income	—	—	—	575	221	796	796
Total comprehensive income (loss)	—	—	(146,185)	575	221	796	(145,389)
Issuance of subordinate voting shares upon exercise of options	125	(125)	—	—	—	—	—
Issuance of common shares	110	(24)	—	—	—	—	86
Gross proceeds on initial public offering	79,370	—	—	—	—	—	79,370
Issue costs on initial public offering (net of future tax benefit)	(7,822)	—	—	—	—	—	(7,822)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	—	—	186,947
Stock-based compensation	—	1,276	—	—	—	—	1,276
Balance, October 31, 2015	259,115	2,539	(150,314)	575	2,507	3,082	114,422

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the nine months ended October 29, 2016	—	—	(5,713)	—	—	—	(5,713)
Other comprehensive loss	—	—	—	(1,747)	(770)	(2,517)	(2,517)
Total comprehensive loss	—	—	(5,713)	(1,747)	(770)	(2,517)	(8,230)
Proceeds on issuance of common shares	2,705	(899)	—	—	—	—	1,806
Common shares issued on vesting of restricted stock units	239	(470)	(254)	—	—	—	(485)
Stock-based compensation expense	—	1,573	—	—	—	—	1,573
Income tax impact associated with stock options	—	178	—	—	—	—	178
Balance, October 29, 2016	262,149	7,476	(144,432)	782	2,904	3,686	128,879

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 29, 2016 and October 31, 2015 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and nine-month periods ended October 29, 2016 were authorized for issue in accordance with a resolution of the Board of Directors on December  8, 2016.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 30, 2016, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 30, 2016. During the nine-month period ended October 29, 2016, we implemented the following new accounting standard on the presentation of financial statements.

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

Comparative figures

The Company has reclassified the comparative figure related to stock-based compensation related to cashless exercise on the interim consolidated statement of income (loss) to make selling, general and administration expenses comparable.

Gift card breakage

During the three months ended October 29, 2016, the Company determined that it had sufficient historical redemption patterns to record breakage income associated with unredeemed gift cards, and accordingly recorded an amount of $850 [for the three and nine month periods ended October 31, 2015 ‒ nil] associated to gift cards issued and redeemed in prior years, when no breakage income was included. Gift card breakage is included in sales in the interim consolidated statement of income (loss).

3. CHANGES IN ACCOUNTING POLICIES

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

5. INVENTORIES

	October 29, 2016	January 30, 2016
	$	$
Finished goods	33,977	12,903
Goods in transit	3,840	3,790
Packaging	5,005	1,074
	42,822	17,767

6.  PROPERTY AND EQUIPMENT

For the three and nine-month periods ended October 29, 2016, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, an impairment loss of $2,516  [October 31, 2015 — nil] related to store leasehold improvements, furniture and equipment and computer hardware was recorded in the Canada and U.S. segments for $354 and $2,162, respectively. These losses were determined by comparing the carrying amount of the CGUs’ net assets with their respective recoverable amounts based on value in use, and is included in selling, general, administration expenses in the interim consolidated statement of income (loss). Value in use of $454 was determined based on management’s best estimate of expected future cash flows from use over the remaining lease term, considering historical experience as well as current economic conditions, and was then discounted using a pre-tax weighted average cost of capital of 13.4%.

7. PROVISIONS

	For the nine months ended	For the year ended
	October 29, 2016	January 30, 2016
	$	$
Opening balance	674	874
Arising during the period	48	—
Amortized during the period	—	(265)
Settled during the period	(235)	—
Cumulative translation adjustment	(25)	65
Ending balance	462	674
Less: Current portion	(68)	(512)
Long-term portion of provisions	394	162

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

8.  REVOLVING FACILITY

The Company has a credit agreement (the “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a revolving term facility, maturing October 31, 2019, in the principal amount of $20,000 (which the Company refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to maturity and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company cannot make any dividend payments. As at October 29, 2016,  the Company is in compliance with these covenants.

As at October 29, 2016 and January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

9. MANDATORILY REDEEMABLE PREFERENCE SHARES

Prior to the Company’s initial public offering (“IPO”) on June 10, 2015, the Series A, A-1, and A-2 redeemable preferred shares liability was being accreted to their nominal value and the financial derivative liability embededded in the preferred shares was being measured at fair value with all changes recognized immediately in income (loss).  For the three and nine-months period ended October 31, 2015, the accretion on preferred shares was nil and $401, respectively, and the changes in the carrying value of the financial derivative liability embedded in preferred shares amounted to nil and $140,874, respectively. The amounts were recorded as a loss in the unaudited condensed interim consolidated statements of income (loss) for the nine-month period ended October 31, 2015.

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

10. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	October 29, 2016	January 30, 2016
	$	$
25,019,559 Common shares [January 30, 2016 - 24,037,472 shares]	262,149	259,205
	262,149	259,205

During the three and nine-month periods ended October 29, 2016,  273,078 and 949,649 stock options, respectively  [October 31, 2015 — 22,000 and 402,739 stock options], were exercised for common shares. The carrying value of common shares during the three and nine-month periods ended October 29, 2016 includes $595 and $899, respectively  [October 31, 2015 —  $8 and $24], which corresponds to a reduction in contributed surplus associated to options exercised during the period.

In addition, during the three and nine-month periods ended October 29, 2016,  2,043 and 32,441 common shares were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $25 and $239, net of tax, respectively  [October 31, 2015 – nil and nil].

Stock-based compensation

As at October 29, 2016,  867,683 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $3.72 for the nine-month period ended October 29, 2016 [for the nine-month period ended October 31, 2015 — $4.76] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the nine months ended		For the nine months ended
	October 29, 2016		October 31, 2015
Risk-free interest rate	1.23%		1.15%
Expected volatility	29.8%		31.0%
Expected option life	4.0	years	3.65	years
Expected dividend yield	0%		0%
Exercise price	$14.67		$15.63

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the nine-month period is presented below.

	For the nine months ended		For the nine months ended
	October 29, 2016		October 31, 2015
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	2,146,880	3.04	2,905,648	2.06
Issued	174,031	14.67	33,000	16.64
Exercised	(949,649)	1.90	(402,739)	0.82
Cancelled/expired	—	—	(275,529)	0.77
Forfeitures	(112,283)	4.97	(70,000)	3.36
Outstanding, end of period	1,258,979	5.34	2,190,380	2.84
Exercisable, end of period	586,885	3.61	1,055,692	2.07

The weighted average share price at the date of exercise for stock options exercised during the nine-month period ended October 29, 2016 was $15.64 [for the nine-month period ended October 31, 2015 — $17.99].

A summary of the status of the Company’s RSU plan and changes during the nine-month period is presented below.

	For the nine months ended		For the nine months ended
	October 29, 2016		October 31, 2015
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,720	7.39	—	—
Granted	194,154	14.71	258,480	7.38
Forfeitures	(36,647)	(7.23)	(4,800)	7.07
Vested	(32,441)	(7.39)	—	—
Vested, withheld for tax	(30,981)	(7.39)	—	—
Outstanding, end of period	346,805	11.63	253,680	7.39
(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended October 29, 2016, the Company recognized a stock-based compensation expense of $643 and $1,573, respectively  [October 31, 2015 — $458 and $1,276] and a stock-based compensation expense related to cashless exercise of options by former employees of nil and nil, respectively  [October 31, 2015 — nil and $4,052].

11. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.6	(1,735)	26.6	(249)	26.6	(1,903)	26.6	(39,045)
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	—	—	—	—	—	—	(25.5)	37,506
Stock based compensation	(1.8)	120	(9.8)	92	(3.2)	232	(0.2)	297
Unrealized foreign exchange loss on intercompany balances	1.7	(109)	(0.4)	4	(1.9)	135	0.1	(127)
Other	(2.4)	150	(9.1)	85	(1.2)	82	(0.4)	490
Income tax recovery — effective tax rate	24.1	(1,574)	7.3	(68)	20.3	(1,454)	0.6	(879)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	$	$	$	$
Income tax provision (recovery)
Current	(2,027)	(391)	(1,929)	(1,890)
Deferred	453	323	475	1,011
	(1,574)	(68)	(1,454)	(879)

12. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	$	$	$	$
Wages, salaries and employee benefits	15,376	11,940	42,910	34,969
Depreciation of property and equipment	2,110	1,445	5,818	4,093
Amortization of intangible assets	198	168	527	433
Loss on disposal of property and equipment	311	—	311	292
Impairment of property and equipment	2,516	—	2,516	—
Provision (recovery) for onerous contracts	48	—	48	(265)
Stock-based compensation	643	458	1,573	1,276
CEO seperation costs related to salary	505	—	505	—
Other selling, general and administration	5,480	4,877	16,908	13,300
	27,187	18,888	71,116	54,098

13. EARNINGS PER SHARE

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	$	$	$	$
Net loss for basic EPS	(4,960)	(871)	(5,713)	(146,185)

Weighted average number of shares outstanding — basic	24,902,385	23,977,040	24,554,391	18,360,119
Restricted stock units	—	—	—	—
Options	—	—	—	—
Weighted average number of shares — fully diluted	24,902,385	23,977,040	24,554,391	18,360,119

As a result of the net loss during the three and nine-month periods ended October 29, 2016 and October 31, 2015,  the stock options and restricted stock units disclosed in Note 10 are anti-dilutive.

14. RELATED PARTY DISCLOSURES

For the three and nine-month periods ended October 31, 2015, interest was incurred on the loan from the controlling shareholder amounting to nil and $48, respectively, and dividends on Series A, A-1 and A-2 preferred shares were accrued for nil and $438, respectively. As a result of the repayment of the loan from the controlling shareholder and the conversion of the Series A, A-1 and A-2 preferred shares during the year ended January 30, 2016, there were no such amounts for the three and nine-month periods ended October 29, 2016.

15. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker) makes decisions about resources allocation and assesses performance at the country level, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	$	$	$	$
Tea	30,013	24,551	86,042	70,198
Tea accessories	9,590	7,458	30,294	22,611
Food and beverages	4,531	4,296	13,346	12,121
	44,134	36,305	129,682	104,930

Property and equipment and intangible assets by country are as follows:

	October 29, 2016	January 30, 2016
	$	$
Canada	41,296	35,915
US	14,973	13,657
Total	56,269	49,572

Gross profit per country is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended			For the nine months ended
	October 29, 2016			October 29, 2016
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	36,693	7,441	44,134	107,547	22,135	129,682
Cost of sales	18,730	4,857	23,587	52,614	13,458	66,072
Gross profit	17,963	2,584	20,547	54,933	8,677	63,610
Selling, general and administration expenses			27,187			71,116
Results from operating activities			(6,640)			(7,506)
Finance costs			19			55
Finance income			(125)			(394)
Loss before income taxes			(6,534)			(7,167)

	For the three months ended			For the nine months ended
	October 31, 2015			October 31, 2015
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,978	5,327	36,305	91,376	13,554	104,930
Cost of sales	15,038	3,245	18,283	43,652	8,117	51,769
Gross profit	15,940	2,082	18,022	47,724	5,437	53,161
Selling, general and administration expenses			18,888			54,098
Stock-based compensation related to cashless exercise			—			4,052
Results from operating activities			(866)			(4,989)
Finance costs			17			1,031
Finance income			(108)			(231)
Loss on derivative financial instruments			164			—
Accretion of preferred shares			—			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			—			140,874
Loss before income taxes			(939)			(147,064)

16. FINANCIAL RISK MANAGEMENT

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $30.

The Company’s foreign exchange exposure is as follows:

	October 29, 2016	January 30, 2016
	US$	US$
Cash	1,579	464
Accounts receivable	1,235	1,126
Accounts payable	3,418	2,092

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of its expected U.S. dollar inventory purchasing requirements, through April 2017. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income for the three and nine-month period ended October 29, 2016. As at October 29, 2016, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at October 29, 2016 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2696 - 1.2772	17,100	21,760	November 2016 to April 2017	1,065

The nominal and contract values of foreign exchange contracts outstanding as at October 31, 2015 are as follows:

	Range of				Unrealized
	contractual	Nominal value	Nominal value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2175 - 1.3060	45,300	58,475	November 2015 to October 2016	783

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk including financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (note 8). As at October 29, 2016, the Company did not have any borrowings on the Revolving Facility.

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

As at October 29, 2016, the Company had $33,136 in cash.  In addition, as outlined in note 8, the Company has a Revolving Facility of $20,000, of which nil was drawn as at October 29, 2016. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, the Revolving Facility (note 8) and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

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

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the nine-month period ended October 29, 2016 and for the year ended January 30, 2016:

	Fair value of Level 3
	financial instruments
	October 29, 2016	January 30, 2016
	$	$
Balance, beginning of the period	—	16,427
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	—	(157,301)
Balance, end of period	—	—

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

Overview

We are a fast-growing retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 225 company-operated DAVIDsTEA stores throughout Canada and the United States as of October 29, 2016, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment, and replicate our store experience online by engaging users with rich content. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Third Quarter 2016 Highlights

Compared to the third quarter of Fiscal 2015, we grew our sales from $36.3 million to $44.1 million, representing growth of 21.5% over the prior year. We added 17 new stores, increasing our store base from 208 stores as of July 30, 2016 to 225 stores as of October 29, 2016.  Our net loss increased from $(0.9) million to $(5.0) million. Our Adjusted EBITDA decreased from $1.5 million to $0.1 million. Our net cash flows related to operating activities decreased from $(6.7) million to $(22.3) million. We believe we can continue to deliver total sales growth driven by adding new stores and achieving positive comparable sales, which includes sales on our e-commerce site.

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

Sales also include gift card breakage income.

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

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and Away From Home (“AFH”) sales, which includes sales to hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 22 of this Quarterly Report on Form 10-Q.

Results from Operating Activities.  Results from operating activities consist of our gross profit less our selling, general and administration expenses and stock-based compensation related to cashless exercise.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 23 of this Quarterly Report on Form 10-Q.

Finance Costs.  Finance costs consists of cash and imputed non-cash charges related to our credit facility, long-term debt, finance lease obligations, the loan from the controlling shareholder and the Series A, A-1 and A-2 preferred shares, which converted into common shares in connection with our initial public offering in 2015.

Provision for Income Tax.  Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, gain (loss) on derivative financial instruments, loss on disposal of property and equipment, impairment of property and equipment, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 24 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$44,134	$36,305	$129,682	$104,930
Cost of sales	23,587	18,283	66,072	51,769
Gross profit	20,547	18,022	63,610	53,161
Selling, general and administration expenses	27,187	18,888	71,116	54,098
Stock-based compensation related to cashless exercise	—	—	—	4,052
Results from operating activities	(6,640)	(866)	(7,506)	(4,989)
Finance costs	19	17	55	1,031
Finance income	(125)	(108)	(394)	(231)
Loss on derivative financial instruments	—	164	—	—
Accretion of preferred shares	—	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	—	—	140,874
Loss before income taxes	(6,534)	(939)	(7,167)	(147,064)
Income tax recovery	(1,574)	(68)	(1,454)	(879)
Net loss	$(4,960)	$(871)	$(5,713)	$(146,185)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	53.5%	50.4%	51.0%	49.3%
Gross profit	46.5%	49.6%	49.0%	50.7%
Selling, general and administration expenses	61.6%	52.0%	54.8%	51.5%
Stock-based compensation related to cashless exercise	—	—	—	3.9%
Results from operating activities	(15.1%)	(2.4%)	(5.8%)	(4.7%)
Finance costs	0.0%	0.0%	0.0%	1.0%
Finance income	(0.3%)	(0.3%)	(0.3%)	(0.2%)
Loss on derivative financial instruments	—	0.5%	—	0.0%
Accretion of preferred shares	—	0.0%	—	0.4%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	0.0%	—	134.3%
Loss before income taxes	(14.8%)	(2.6%)	(5.5%)	(140.2%)
Income tax recovery	(3.6%)	(0.2%)	(1.1%)	(0.8%)
Net loss	(11.2%)	(2.4%)	(4.4%)	(139.3%)
Other financial and operations data :
Adjusted EBITDA (1)	$76	$1,538	$4,823	$5,707
Adjusted EBITDA as a percentage of sales	0.2%	4.2%	3.7%	5.4%
Number of stores at end of period	225	183	225	183
Comparable sales growth for period (2)	0.8%	6.3%	3.5%	6.5%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to period-over-period comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not a presentation made in accordance with IFRS, and the use of the terms Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA provides investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA does not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables present a reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Selling, general and administration expenses	27,187	18,888	71,116	54,098
CEO separation costs (a)	594	—	594	—
Impairment of property and equipment (b)	2,516	—	2,516	—
Provision for onerous contracts (c)	48	—	48	—
Loss on disposal of property and equipment (d)	311	—	311	292
Adjusted selling, general and administration expenses	$23,718	$18,888	$67,647	$53,806

(a)

CEO separation costs represent salary owed to CEO of $505 payable as part of the separation agreement and stock-based compensation expense of $89 relating to the vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property, equipment and intangible assets for stores.

(c)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreement are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing store location in the current year period and to the closure of one store due to termination of sub-lease in the prior year period.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Results from operating activities	(6,640)	(866)	(7,506)	(4,989)
Stock-based compensation expense for cashless exercise (a)	—	—	—	4,052
CEO separation costs (b)	594	—	594	—
Impairment of property and equipment (c)	2,516	—	2,516	—
Provision for onerous contracts (d)	48	—	48	—
Loss on disposal of property and equipment (e)	311	—	311	292
Adjusted results from operating activities	$(3,171)	$(866)	$(4,037)	$(645)

(a)	Represents expense related to cashless exercise of options by former employees.

(b)

CEO separation costs represent salary owed to CEO of $505 payable as part of the separation agreement and stock-based compensation expense of $89 relating to the vesting of equity awards pursuant to the separation agreement.

(c)	Represents costs related to impairment of property, equipment and intangible assets for stores.

(d)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreement are expected to exceed the economic benefits expected to be received from the contract.

(e)

Represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing store location in the current year period and to the closure of one store due to termination of sub-lease in the prior year period.

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended		For the nine months ended
(in thousands)	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Net loss	$(4,960)	$(871)	$(5,713)	$(146,185)
Finance costs	19	17	55	1,031
Finance income	(125)	(108)	(394)	(231)
Depreciation and amortization	2,308	1,613	6,345	4,526
Income tax recovery	(1,574)	(68)	(1,454)	(879)
EBITDA	$(4,332)	$583	$(1,161)	$(141,738)
Additional adjustments:
Stock-based compensation expense (a)	643	458	1,573	1,276
Stock-based compensation expense related to cashless exercise (b)	—	—	—	4,052
CEO separation costs related to salary (c)	505	—	505	—
Impairment of property and equipment (d)	2,516	—	2,516	—
Provision (recovery) for onerous contracts (e)	48	—	48	(265)
Deferred rent (f)	385	333	1,031	815
Loss on derivative financial instruments (g)	—	164	—	—
Loss on disposal of property and equipment (h)	311	—	311	292
Accretion of preferred shares (i)	—	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (j)	—	—	—	140,874
Adjusted EBITDA	$76	$1,538	$4,823	$5,707

(a)	Represents non-cash stock-based compensation expense.

(b)	Represents expense related to cashless exercise of options by former employees.

(c)	CEO separation costs represent salary owed to CEO as part of the separation agreement.

(d)	Represents costs related to impairment of property and equipment and intangible assets for stores.

(e)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(f)	Represents the extent to which our annual rent expense has been above or below our cash rent.

(g)	Represents the non-cash loss on derivative financial instruments.

(h)

Represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing location in the current year period and to the closure of one store due to termination of sub-lease in the prior year period.

(i)

Represents non-cash accretion expense on our preferred shares. In connection with the completion of our IPO on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(j)	Represents the non-cash market loss for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with our IPO, this liability was converted into equity.

Three Months Ended October 29, 2016 Compared to Three Months Ended October 31, 2015

Sales.  Sales for the three months ended October 29, 2016 increased 21.5%, or $7.8 million, to $44.1 million from $36.3 million for the three months ended October 31, 2015, comprising $0.3 million in comparable sales and $7.5 million in non-comparable sales. Comparable sales increased by 0.8% and non-comparable sales increased primarily due to an additional 42 net new stores opened as at October 29, 2016 as compared to October 31, 2015.  Comparable sales fell short of our expectations for the three months ended October 29, 2016 as we faced more challenging overall consumer backdrop, compounded by issues related to changing our email service provider.

Gross Profit.  Gross profit increased by 13.9%, or $2.5 million, to $20.5 million for the three months ended October 29, 2016 from $18.0 million for the three months ended October 31, 2015. Gross profit as a percentage of sales decreased to 46.5% for the three months ended October 29, 2016 from 49.6% for the three months ended October 31, 2015, driven by additional promotional activity, a shift in product sales mix and the adverse impact of the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 43.9%, or $8.3 million, to $27.2 million in the three months ended October 29, 2016 from $18.9 million for the three months ended October 31, 2015. As a percentage of sales, selling, general and administration expenses increased to 61.6% for the three months ended October 29, 2016, as compared to 52.0% for the three months ended October 31, 2015. Excluding CEO separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment for the three months ended October 29, 2016, selling, general and administration expenses increased to $23.7 million in the three months ended October 29, 2016 from $18.9 million for the three months ended October 31, 2015, due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 225 stores as of October 29, 2016 as compared to 183 stores as of October 31, 2015. As a percentage of sales, selling, general and administration expenses excluding these one-time costs increased to 53.7% from 52.0%.

Results from Operating Activities.  Results from operating activities decreased by 633.3%, or $(5.7) million, to $(6.6) million in the three months ended October 29, 2016 from $(0.9) million in the three months ended October 31, 2015.  Excluding CEO separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment for the three months ended October 29, 2016, results from operating activities decreased by $2.3 million, to $(3.2) million from $(0.9) million for the three months ended October 31, 2015.

Income Tax Recovery.  Recovery for income taxes increased $1.5 million, to $1.6 million for the three months ended October 29, 2016 from a recovery of $0.1 million for the three months ended October 31, 2015. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 24.1% and 7.3% for the three months ended October 29, 2016 and October 31, 2015, respectively.

Nine Months Ended October 29, 2016 Compared to Nine Months Ended October 31, 2015

Sales.  Sales for the nine months ended October 29, 2016 increased 23.6%, or $24.8 million, to $129.7 million from $104.9 million for the nine months ended October 31, 2015, comprising $3.5 million in comparable sales and $21.3 million in non-comparable sales. Comparable sales increased by 3.5% and non-comparable sales increased primarily due to an additional 42 net new stores opened as at October 29, 2016 as compared to October 31, 2015.  Comparable sales fell short of our expectations for the nine months ended October 29, 2016 as we faced more challenging overall consumer backdrop, compounded by issues related to changing our email service provider.

Gross Profit.  Gross profit increased by 19.5%, or $10.4 million, to $63.6 million for the nine months ended October 29, 2016 from $53.2 million for the nine months ended October 31, 2015. Gross profit as a percentage of sales decreased to 49.0% for the nine months ended October 29, 2016 from 50.7% for the nine months ended October 31, 2015, driven by additional promotional activity, a shift in product sales mix and the adverse impact of the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 31.4%, or $17.0 million, to $71.1 million in the nine months ended October 29, 2016 from $54.1 million for the nine months ended October 31, 2015.  As a percentage of sales, selling, general and administration expenses increased to 54.8% for the nine months ended October 29, 2016, as compared to 51.5% for the nine months ended October 31, 2015. Excluding CEO separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment for the nine months ended October 29, 2016, as well as loss on disposal of property and equipment for the nine months ended October 31, 2015, selling, general and administration expenses increased to $67.6 million in the nine months ended October 29, 2016 from $53.8 million for the nine months ended October 31, 2015, due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 225 stores as of October 29, 2016 as compared to 183 stores as of October 31, 2015, as well as newly incurred public company costs. As a percentage of sales, selling, general and administration expenses excluding these one-time costs increased to 52.1% from 51.3%.

Results from Operating Activities.  Results from operating activities decreased by 50.0%, or $2.5 million, to $(7.5) million in the nine months ended October 29, 2016 from $(5.0) million in the nine months ended October 31, 2015.  Excluding CEO separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment for the nine months ended October 29, 2016, as well as stock-based compensation related to cashless exercise and the loss on disposal of property and equipement for the nine months ended October 31, 2015,  results from operating activities decreased by $3.4 million, to $(4.0) million for the nine months ended October 29, 2016, from $(0.6) million for the nine months ended October 31, 2015.

Finance Costs.    Finance costs were $0.1 milion for the nine months ended October 29, 2016, compared to $1.0 million for the nine months ended October 31, 2015, as a result of the repayment of the term loans, loan from the controlling shareholder and Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares.

Income Tax Recovery.    Recovery for income taxes increased by $0.6 million, to $1.5 million for the nine months ended October 29, 2016 from a recovery of $0.9 million for the nine months ended October 31, 2015. The increase in the recovery for income taxes was primarily due to lower results from operating activities. Our effective tax rates were 20.3% and 0.6% for the nine months ended October 29, 2016 and October 31, 2015, respectively. The effective tax rate increased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares not recurring in Fiscal 2016 due to their conversion and cancellation.

Liquidity and Capital Resources

As at October 29, 2016 we had $33.1 million of cash primarily held with major Canadian financial institutions. Our working capital was $72.4 million as of October 29, 2016, compared to $82.8 million as at January 30, 2016.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2016, we plan to spend approximately $21.0-$22.0 million on capital expenditures. We expect to devote approximately 85-90% of our capital budget to construct, lease and open 25 new stores in Canada and 15 new stores in the United States, and renovate a number of existing stores, with the remainder of the capital budget to make continued investment in our infrastructure.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Historically, we have funded our capital expenditures and working capital requirements with borrowings under our long-term debt and finance lease facilities and revolving credit facilities. Following our IPO, we funded our capital expenditures and working capital requirements with cash from our IPO and net cash provided by our operating activities.

We believe that our cash position, net cash provided by our operating activities and available borrowings under our revolving credit facility will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the nine months ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Cash flows provided by (used in):
Operating activities	$(22,255)	$(6,744)	$(24,826)	$(13,289)
Investing activities	(6,175)	(7,678)	(16,358)	(13,376)
Financing activities	962	(60)	1,806	55,132
Increases (decreases) in cash	$(27,468)	$(14,482)	$(39,378)	$28,467

Cash Flows Provided by Operating Activities

Net cash used in operating activities decreased to $(22.3) million for the three months ended October 29, 2016 from $(6.7) million for the three months ended October 31, 2015.  The decrease in the cash flows provided by operating activities was due primarily to investments in working capital, primarily in inventory to support our merchandising initiatives.

Net cash used in operating activities decreased to $(24.8) million for the nine months ended October 29, 2016 from $(13.3) million for the nine months ended October 31, 2015.  The decrease in the cash flows provided by operating activities was due primarily to the stock-based compensation related to cashless exercise during the nine months ended October 31, 2015 that did not re-occur during the nine months ended October 29, 2016 and to investments in working capital, primarily in inventory to support our merchandising initiatives.

Cash Flows Provided by Investing Activities

Capital expenditures decreased  $1.5 million, to $6.2 million for the three months ended October 29, 2016, from $7.7 million for the three months ended October 31, 2015. This decrease was primarily due to the timing of new store build-outs. We opened 17 new stores for the three months ended October 29, 2016, for which we have incurred costs during the three months ended July 30, 2016, compared to 18 new stores openings for the three months ended October 31, 2015, for which costs were primarily incurred during the three months ended October 31, 2015.

Capital expenditures increased $3.0 million, to $16.4 million for the nine months ended October 29, 2016, from $13.4 million for the nine months ended October 31, 2015.  This increase was primarily due to the number of new store build-outs. We opened 32 net new stores for the nine months ended October 29, 2016 compared to 30 net new stores for the nine months ended October 31, 2015, and we anticipate opening an additional 7 stores during the three months ending January 28, 2017, for which we have primarily incurred costs during the nine months ended October 29, 2016, as compared to 10 stores during the three months ending January 30, 2016.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $1.0 million for the three months ended October 29, 2016 due to proceeds from share issuances, compared to $(0.1) million for the three months ended October 31, 2015,  for which there were no proceeds from share issuances.

Net cash flows provided by financing activities amounted to $1.8 million for the nine months ended October 29, 2016 due to proceeds from share issuances, compared to $55.1 million for the nine months ended October 31, 2015, due to our initial public offering that occurred on June 10, 2015.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”) that provides for a revolving term facility, maturing October 31, 2019, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at October 29, 2016, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at October 29, 2016, we are in compliance with these covenants.

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

Recently Issued Accounting Standards

During the nine-month period ended October 29, 2016, we implemented the following new accounting standards on the presentation of financial statements.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended October 29, 2016, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

10.37	Principal Executive Officer Separation Agreement, dated as of October 20, 2016.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Sylvain Toutant
Date: December 8, 2016	Name:	Sylvain Toutant
	Title:	President and Chief Executive Officer