Form 10-K
period 2017-01-28
DAVIDsTEA Inc.
filed 2017-04-13
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$160,772,848.

As of April 11, 2017, 25,455,510 common shares of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: N/A

EXPLANATORY NOTE

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers, although the Company is not required to do so. We are permitted to file our audited consolidated financial statements with the SEC under International Financial Reporting Standards (“IFRS”), without a reconciliation to U.S. generally accepted accounting principles (“GAAP”). As a result, we do not prepare a reconciliation of our results to U.S. GAAP. It is possible that certain of our accounting policies could be different from U.S. GAAP.

The Company prepares and files a management proxy circular and related material under Canadian requirements. As the Company’s management proxy circular is not filed pursuant to Regulation 14A, the Company may not incorporate by reference information required by Part III of this Form 10-K from its management proxy circular.

In this annual report on Form 10-K, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CAD”, “CND$”, “CDN$,” “CDN,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

All references to our website contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

PART 1

Exchange Rate Data

The following table sets forth, for the periods indicated, the high and low exchange rates between the Canadian dollar and the U.S. dollar expressed in the Canadian dollar equivalent of one U.S. dollar, and the average exchange rate for the periods indicated. Averages for year-end periods are calculated by using the exchange rates on the last day of each full month during the relevant period and the last available exchange rate in January during the relevant fiscal year. These rates are based on the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York set forth in the H.10 statistical release of the Federal Reserve Board.

On April 7, 2017, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.3396.

Year Ended	Period End Rate	Period Average Rate	High Rate	Low Rate
January 28, 2012	$1.00	$0.99	$0.94	$1.06
January 26, 2013	$1.01	$1.00	$0.97	$1.04
January 25, 2014	$1.11	$1.04	$1.00	$1.11
January 31, 2015	$1.27	$1.11	$1.06	$1.27
January 30, 2016	$1.41	$1.30	$1.46	$1.20
January 28, 2017	$1.31	$1.32	$1.40	$1.25

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, new store opening projections, competitive strengths and differentiators, growth strategy and opportunities for expansion, long-term Adjusted EBITDA margin potential, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

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

ITEM 1. BUSINESS

DAVIDsTEA is a corporation incorporated under the Canada Business Corporation Act and domiciled in Canada. DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its subsidiary. All references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016. All references to “Fiscal 2016” are to the Company’s fiscal year ended January 28, 2017. The

Company’s fiscal year ends on the last Saturday in January. The year ended January 31, 2015 covers a 53-week fiscal period. The years ended January 30, 2016 and January 28, 2017 cover a 52-week period.

2016 Company Highlights

•	Our sales grew to $216.0 million in Fiscal 2016 from $180.7 million in Fiscal 2015, representing a 19.5% growth in sales.

•	We opened 38 net new stores this year, opening 25 in Canada and 13 net in the US, for a total of 231 company-operated stores as at January 28, 2017.

Our Company

DAVIDsTEA is a growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages primarily through 231 company-operated DAVIDsTEA stores as of January 28, 2017, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

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

The strong performance of our stores across geographies demonstrates the appeal of our brand and underscores our growth opportunity. Given our retail store base, our e-commerce site and the appeal of our brand, we believe we are well positioned to take advantage of the significant growth opportunity across North America. Consistent with our stores, davidstea.com features our innovative products while offering expertise, community and numerous tools to aid the discovery and exploration of tea. During Fiscal 2016, approximately 66% of our revenue was driven by the sale of loose‑leaf teas, pre-packaged teas, tea sachets and tea‑related gifts that consumers enjoy at home, on‑the‑go or at work. The balance of our revenue was driven by tea accessories, 25%, and food and beverages, 9%. See Note 23 to our consolidated financial statements for information regarding our revenues by product category for each of the past three fiscal years as well as information about our geographic operating segments.

We believe our business model is based on innovation, quality and the customer experience. These attributes have resulted in strong financial results, as evidenced by the following:

•	Thirty consecutive quarters of positive comparable sales growth through the end of Fiscal 2016.

•	Our comparable store sales increased by 2.2% in Fiscal 2016, 6.6% in Fiscal 2015 and 11.1% in Fiscal 2014.

•

The growth of our store base from 70 stores in Fiscal 2011 to 231 stores in Fiscal 2016, representing a 27% compound annual growth rate. As of January 28, 2017, we had a net total of 38 more stores than as at January 30, 2016.

•	An increase in sales from $41.9 million in Fiscal 2011 to $216.0 million in Fiscal 2016. Sales in Fiscal 2016 were approximately 19.5% higher than in Fiscal 2015.

Our Market and Competition

We participate in the large and growing global tea market which, combined with the relatively low percentage of tea sales in North America, make our market opportunity highly attractive.

The Canadian and U.S. tea markets are highly fragmented. We compete with a large number of relatively small independently owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers and Internet suppliers, as well as with houseware retailers and suppliers that offer teawares and related accessories. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

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

We believe that our fresh approach to tea gives us a broad, multi‑generational appeal and, coupled with several key consumer trends such as health and wellness will help support our long‑term growth. We focus on constant innovation to improve the taste and presentation of our existing teas and tea blends while creating new offerings that delight our customers. We seek to develop creative tea-related gifts and accessories that are innovative and make steeping tea easy at home or on‑the‑go. We believe that our focus on innovation and design keeps existing customers engaged while also attracting new customers to our brand.

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

We believe there is an attractive, long-term growth opportunity for our store base in North America. Our sales are currently substantially derived from sales in Canada, which accounted for 84%, 86%, and 91% of net sales in Fiscal 2016, Fiscal 2015 and Fiscal 2014. We generated 16%, 14%, and 9% of our net sales in the United States in Fiscal 2016, Fiscal 2015 and Fiscal 2014.

We will continue to expand our customer base and build our brand visibility and awareness, in part, through further development of our omni-channel strategy in North America, with a focus on the alterantive sales channel. We believe that we have substantial room to grow our alternative sales channel, by offering our products to hotels, restaurants and institutions, office and workplace locations and food services, as well as through corporate gifting and other areas.

Our Stores and Operations

Our Stores

As of January 28, 2017, our retail footprint consisted of 181 stores in Canada and 50 stores in the United States. Our retail stores are located primarily within malls, including lifestyle centers and outlets, and on street locations. Each store exterior prominently displays the DAVIDsTEA teal signage. In Fiscal 2016, our average store was approximately 900 square feet. We have rapidly pursued new store growth, having significantly increased our store base from one store in Fiscal 2008 to 231 stores as of January 28, 2017. See Note 23 to our consolidated financial statements for information regarding our long-lived assets in Canada and the US.

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

Site Selection and New Store Model

We seek to open stores in strategic locations that support the brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We employ a rigorous analytical process to identify new store locations. For every store location selected, our real estate team prepares a detailed financial plan, which is evaluated by our President and Chief Executive Officer, our Chief Financial Officer and members of our board. Our real estate team, led by our Head of Global Real Estate and Store Development, spends considerable time evaluating prospective sites. We also actively monitor and manage the performance of our stores and seek to incorporate information learned through the monitoring process into our analytic process and future site selection decisions.

Store Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance, allowing us to identify and reward teams that meet our high performance standards. We use store-level scorecards that report key performance indicators. We provide our store managers with a number of analytical tools to support our store operations and assist them in attaining optimum store performance. These tools include key performance indicator reports, coaching logs for one‑on‑one meetings, weekly one‑on‑one meetings between our store managers and district managers and annual evaluations. While our focus is on the overall performance of the team and our stores, we provide incentives to team members, store managers and district managers.

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

Our Digital Platform

Our digital platform is primarily comprised of our website, www.davidstea.com. We launched our website just prior to opening our first store. Our e‑commerce sales represented 10.6% of sales for Fiscal 2016, compared to 9.4% and 7.9% of sales for Fiscal 2015 and Fiscal 2014, respectively.

Our website features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food. To drive increased sales through our digital platform, we utilize online‑specific marketing and promotions. In addition, we employ banner advertisements, search engine optimization and pay‑per‑click arrangements to help drive customer traffic to our website.

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

Our digital platform also includes our social media platform on Facebook, Instagram, Twitter, Google+, Pinterest, LinkedIn, YouTube, Snapchat and Yelp. We will continue to leverage our growing social media presence to increase our e‑commerce site sales and drive additional store visits within existing and new markets.

Our Product Categories

We offer approximately 150 premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food primarily through our retail stores and e-commerce site. Additionally, we offer on‑the‑go tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts that consumers can enjoy at home, on‑the‑go or at work, represented 66% of our sales in Fiscal 2016, 66% in Fiscal 2015 and 68% in Fiscal 2014. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Furthermore, approximately 80% of our teas are blended with other ingredients while approximately 20% are straight teas. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including but not limited to, China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka and South Africa. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient for some customers. Our tea-related gifts include special edition holiday gift packages.

Tea Accessories

Our tea accessories, representing 25% of our sales in Fiscal 2016, 24% in Fiscal 2015 and 22% in Fiscal 2014, are created to make the tea preparation process and tea experience more convenient and fun and easy at home or on-the-go for customers. Tea accessories include tea mugs, travel mugs, teacup sets, teapots, tea makers, kettles, infusers, filters, frothers, tins and spoons. Many of our accessories are crafted with unique features to improve tea preparation and consumption. Most of our accessories are crafted with unique colors and designs.

Food and Beverages

Our retail stores offer tea beverages for on‑the‑go consumption and our retail stores and e-commerce site offer food products, which together represented 9% of our sales in Fiscal 2016 and 10% in Fiscal 2015 and Fiscal 2014. Our beverages range from the standard hot or iced tea to our Tea Lattes.

Product Development and Design

Our tea and merchandising teams travel throughout the world seeking premium teas and tea-related products. These teams consist of Tea Blend Developers, Product Designers, Category Merchants and Quality Control Personnel, who leverage our extensive experience in selecting and developing our product assortment. We are constantly exploring different ingredients, flavors and trends that are popular in a variety of cultures from which we introduce new teas to our customers. Our research and development team works with our blenders and suppliers to create new and exciting flavors of tea, which we rotate into our product offering to attract new customers and keep current customers coming back. Our blending process is very focused on magnifying the senses and bringing smell and taste to the forefront. We introduce new flavors and blends each month as well as around seasonal holidays. We believe our focus on innovation and product development is a key differentiating factor for our brand that drives our customer’s loyalty.

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and easy at home or on-the-go. We have a competitive advantage in that our merchandising team designs and develops most of our products in‑house. Therefore, we are better positioned to create unique and proprietary designs to make consuming loose‑leaf tea easier and more fun for our customers. We believe our combination of product selection and product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers.

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

Sourcing and Manufacturing

We do not own or operate any tea estates or blending operations; instead, we work with vendors who source ingredients for our teas and tea blends from all over the world. The majority of our tea blenders are in either Germany or the United States. We have a flexible and scalable supply chain system. Most of our pre‑packaged teas are primarily assembled in our Montréal warehouse and then shipped to our retail stores. Since we founded the Company in 2008, we have developed strong relationships with our vendors. These relationships are important as we depend on our vendors to provide us with the highest quality teas and ingredients from around the world. We have a process of quality control, which includes in-house testing and vendor testing. In addition to bringing our designs for tea blends to fruition, our vendors are important to the quality control process and ensuring our teas meet applicable regulatory guidelines.

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food to our stores and our e‑commerce customers from distribution centers in Montréal, Quebec, Sherbrooke, Quebec, Calgary, Alberta and Champlain, New York. In Canada, our third-party Sherbrooke warehouse ships to our Canadian e‑commerce customers and our Montreal warehouse ships to Eastern Canada stores, while our third‑party distribution centers in Calgary ships to Western Canada. Our Champlain, New York distribution center ships to all our U.S. stores and began shipping directly to our U.S. ecommerce customers during Fiscal 2015. We operate the distribution facility in Montréal, which is leased. Third parties operate the facilities in Calgary and Champlain, New York. Our products are typically shipped to our stores and our e‑commerce customers via a third‑party national transportation provider multiple times per week.

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

Employees

As of the end of Fiscal 2016, we had 3,059 employees. As of January 28, 2017, we employed a total of 477 full‑time employees and 2,582 part‑time employees, with 470 in the United States and 2,589 in Canada. Of all those employees, 2,822 were employed in our retail channel and 237 were employed in corporate, distribution and direct channel support functions. None of our employees is represented by a labor union. We believe we have a good relationship with our employees.

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

Corporate Information

DAVIDsTEA Inc. was incorporated under the Canada Business Corporations Act, or the CBCA, on April 29, 2008 and our principal executive offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. Our office in the United States is located at 400 Fifth Avenue, Suite 350, Waltham, Massachusetts, 02451. Our telephone number at our principal executive offices is (888) 873‑0006. Our website address is www.davidstea.com.

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

Our continued growth depends, in large part, on our ability to open new stores and to operate those stores successfully. We believe there is a significant opportunity to expand our store base in Canada and in the United States from 181 locations in Canada and 50 locations in the United States as of January 28, 2017 to potentially add up to a total of 230 stores in Canada and up to a total of 325 stores in the United States, based on management estimates. In fiscal 2017, we expect to open approximately 10-15 stores in Canada and approximately 5 stores in the United States. Our U.S. growth depends, in part, on increasing consumer awareness and consumption of tea in the United States, as well as successfully expanding our operating experience in Canada to the United States.

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

We believe that our brand image and brand awareness have contributed significantly to the success of our business. We also believe that maintaining and enhancing our brand image, particularly in newer markets, such as the United States, where we have limited brand recognition, is important to maintaining and expanding our customer base. Our ability to successfully integrate new stores into their surrounding communities, to expand into new markets or to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to make substantial investments in areas such as merchandising, marketing, store operations, community relations, store graphics and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations or if we experience negative publicity or other negative events that affect our image and reputation. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers. Failure to successfully market and maintain our brand image in new and existing markets could harm our business, results of operations and financial condition.

The retail industry in the United States and Canada has changed rapidly. If we are unable to adapt our business to these changes successfully, our results of operations may suffer.

In recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers in the United States and foreign markets may further consolidate, undergo restructurings or reorganizations, or realign their affiliations, any of which could decrease the number of stores that carry our products or increase the ownership concentration within the retail industry. Also, online retail shopping is rapidly evolving, and we expect competition in the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, our brick-and-mortar retail customers who fail to successfully integrate their physical retail stores and digital retail may experience financial difficulties, including store closures, bankruptcies or liquidations. This could, in turn, substantially increase our credit risk and have a material adverse effect on our results of operations, financial condition and cash flows. Our future success will be determined, in part, on our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. If we fail to compete successfully, our businesses, market share, results of operations and financial condition will be materially and adversely affected. While such changes in the retail industry to date have not had a material adverse effect on our business or financial condition, results of operations and liquidity, there can be no assurance as to the future effect of any such changes.

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

We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect our growth plans and us.

The U.S. and Canadian tea markets are highly fragmented. We compete directly with a large number of relatively small independently owned tea retailers and a number of regional and national tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and other beverages. We compete with these retailers on the basis of our distinct retail experience, the broad demographic appeal of our brand and innovative tea products, the effectiveness of our grassroots marketing strategy, our versatile store economics and our passionate customer-focused culture supported by our experienced management team and dedicated board members. We must spend considerable resources to differentiate our customer experience. Some of our competitors may have greater financial, marketing and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers. In addition, as we continue to drive growth in the specialty tea retailer category in the United States and Canada, our success, combined with relatively low barriers to entry, may encourage new competitors to enter the market. As we continue to expand geographically, we expect to encounter additional regional and local competitors.

We plan to use cash on hand and cash from operations to finance our growth strategy, and if we are unable to maintain sufficient levels of cash flow, we may not meet our growth expectations.

We intend to finance our growth through our cash on hand, the cash flows generated by our existing stores and borrowings under our available credit facilities. Our primary sources of financing for our growth are cash on hand and cash from operations. However, if our stores are not profitable or if our store profits decline, we may not have the cash flow necessary in order to pursue or maintain our growth strategy. We may also be unable to obtain any necessary financing on commercially reasonable terms to pursue or maintain our growth strategy. If we are unable to pursue or maintain our growth strategy, the market price of our common shares could decline and our results of operations and profitability could suffer.

The planned addition of new stores each year will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Our growth strategy calls for the opening of new stores each year and our continued expansion will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with expansion forecasts for the future. Managing our growth effectively will require us to continue to enhance our store management systems, financial and management controls and information systems, and to hire, train and retain regional directors, district managers, store managers and other personnel. Implementing new systems, controls and procedures, these additions to our infrastructure and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

As we expand our store base, we may not experience the same increases in comparable sales or profitability that we have experienced in the past.

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

Although we believe we can expand our Adjusted EBITDA margin to the high teens over the long term, reaching that target depends on our ability to successfully manage our operating costs and capture certain efficiencies of scale that we expect to achieve from our expansion. If we are not able to continue our cost discipline, improve our systems, maintain appropriate labor levels and capture certain efficiencies of scale, or if increased competition imposes pricing pressures or our input prices increase, such as the price of tea, materials used in our pre-packaged teas, tea sachets and tea-related gifts, accessories and food and labor, our Adjusted EBITDA margin may not expand as anticipated and could even stagnate or decline, which could have a material adverse effect on our business, financial condition and results of operations.

Any decrease in customer traffic in the shopping malls or other locations in which our stores are located could cause our sales to be less than expected.

Our stores are located in shopping malls, including lifestyle centers and outlets, and on street locations. Sales at these stores are derived, to a significant degree, from the volume of customer traffic in those locations and in the surrounding area. Our stores benefit from the current popularity of shopping malls and centers as shopping destinations and their ability to generate customer traffic near our stores. Our sales volume and customer traffic may be adversely affected by, among other things:

•	economic downturns in the United States, Canada or regionally;

•	increases in fuel prices;

•	changes in consumer demographics;

•	a decrease in popularity of shopping malls or centers in which a significant number of our stores are located;

•	the closing of a shopping mall’s or center’s “anchor” store or the stores of other key tenants, or;

•	deterioration in the financial condition of shopping mall and center operators or developers that could, for example, limit their ability to maintain and improve their facilities.

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

Our success depends in part upon our ability to attract, train, assimilate and retain a sufficient number of employees, including Tea Guides, store managers, district managers and regional directors, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Our planned growth will require us to attract, train and assimilate even more personnel. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

Because our business is highly concentrated on a single, discretionary product category, loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, food and beverages, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing and selling loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages. Consumer preferences often change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumer tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness by consumers, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

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

Our success depends, in part, on our ability to source, develop and market new varieties of teas and tea blends, tea-related gifts, accessories, food and beverages that meet our high standards and customer preferences.

We currently offer approximately 150 varieties of teas and tea blends, including 75 new teas and tea blends each year, and a wide assortment of tea-related gifts, accessories and food. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that both meet our standards for quality and appeal to customers’ preferences. Failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

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

Use of social media may adversely affect our reputation or subject us to fines or other penalties.

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

During Fiscal 2016, our five largest vendors represented approximately 69% of our total loose‑leaf tea inventory purchases. Any disruption to these relationships could have a material adverse effect on our business.

Events that adversely affect our vendors could impair our ability to obtain inventory in the quantities and at the quality that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences.

More generally, if we experience significant increased demand for our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages, or need to replace an existing vendor, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and that any new vendor may not allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. In particular, the loss of a tea vendor would necessitate that we work with our new vendors to replicate our tea blends, which could result in our inability to sell such tea blends for a period of time or in a change of quality in our tea blends. Any delays, interruption or increased costs in the supply of loose‑leaf teas or the manufacture of our pre-packaged teas, tea sachets and tea-related gifts, accessories and food could have an adverse effect on our ability to meet customer demand for our products and result in lower sales and profitability both in the short and long term.

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

Our future success is substantially dependent on the leadership skill of certain members of our senior management, including Joel Silver, our President and Chief Executive Officer, and the other members of our executive team. Mr. Silver, Christine Bullen, our Managing Director, U.S., and Luis Borgen, our Chief Financial Officer in particular, play an important role in determining our strategic direction and for executing our growth strategy. The loss of the services of any of these executives could create circumstances where we may not be able to find suitable individuals to replace them on a timely basis, if at all, which could have a material adverse effect on our business and prospects. In addition, investors and analysts could view any such departure negatively, which could cause the price of our common shares to decline.

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

In addition, we sell merchandise over the Internet through our website. Our website operations may be affected by our reliance on third‑party hardware and software providers, whose products and services are not within our control, making it more difficult for us to correct any defects; technology changes; risks related to the failure of computer systems through which we conduct our website operations; telecommunications failures; security breaches or attempts thereof; and, similar disruptions. Third‑party hardware and software providers may not continue to make their products available to us on acceptable terms or at all and such providers may not maintain policies and practices regarding data privacy and security in compliance with all applicable laws. Any impairment in our relationships with such providers could have an adverse effect on our business.

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

In order to prepare for our peak shopping season, we must order and maintain higher quantities of inventory than we would carry at other times of the year. As a result, our working capital requirements also fluctuate during the year, increasing in the second and third fiscal quarters in anticipation of the fourth fiscal quarter. Any unanticipated decline in demand for our loose‑leaf teas, pre‑packaged teas, tea sachets, tea-related gifts, accessories and food during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could diminish our brand and reduce our sales and gross profit.

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

We currently rely upon third‑party transportation providers for all of our product shipments from our distribution centers to our stores and e‑commerce customers. Our utilization of third‑party delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our teas are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, accessories and food is currently manufactured outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, tea accessories and food available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

In addition, there is a risk that our suppliers and manufacturers could fail to comply with applicable regulations, which could lead to investigations by the United States, Canadian or foreign government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or exports or otherwise negatively affect our business.

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

Sales in the United States accounted for approximately 9%, 14% 16% of our total sales for Fiscal 2014, Fiscal 2015 and Fiscal 2016, respectively. The reporting currency for our combined consolidated financial statements is the Canadian dollar. In the future, we expect to derive an increasing portion of our sales and incur a significant portion of our operating costs in the United States, and changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Because we recognize sales in the United States in U.S. dollars, if the U.S. dollar weakens against the Canadian dollar, it would have a negative impact on our U.S. operating results upon translation of those results into Canadian dollars for the purposes of consolidation. Any hypothetical reduction in sales could be partially or completely offset by lower cost of sales and lower selling, general and administration expenses that are generated in U.S. dollars.

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. During the year, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, these may be inadequate in offsetting any gains and losses in foreign currency transactions, and depending upon changes in future currency rates, such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Changes in accounting standards may materially affect reporting of our financial condition and results from operations.

Accounting principles as per the International Financial Reporting Standards (“IFRS”) and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, intangible assets, store closures, sales, leases, insurance, income taxes, stock-based compensation, are complex and involved subjective judgements. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported income or loss without a comparable underlying change in cash flows from operations. As a result, changes in accounting standards may materially affect our reported financial condition and results from operations.

Specifically, changes to financial accounting standards will require operating leases to be recognized on our balance sheet. We have significant obligations relating to our current operating leases, as all our existing stores are subject to leases, which have an average remaining terms of 6.1 years, and as of January 28, 2017, we had undiscounted operating lease commitments of approximately $148.4 million, scheduled through 2029, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected in liabilities on our consolidated balance sheets. During Fiscal 2016, our rent expense charged under operating leases was approximately $29.1 million.

The International Accounting Standards Board (“IASB”) released IFRS 16, “Leases” (“IFRS 16”) replacing IAS 17, “Leases”. This standard requires lessees to recognize assets and liabilities for most leases. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores.  In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

We are subject to potential challenges relating to overtime pay and other regulations that affect our employees, which could cause our business, financial condition, results of operations or cash flows to suffer.

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

Our business operations, including labeling, advertising, sourcing, distribution and sale of our products, are subject to regulation by various federal, state and local government entities and agencies, particularly the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”) and the Office of Foreign Asset Control (“OFAC”) in the United States, as well as Canadian entities and agencies, including the Canadian Food Inspection Agency. From time to time, we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings. Failure to comply with applicable regulations or withstand such challenges could result in changes in our supply chain, product labeling, packaging or advertising, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition.

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

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, in terms of both initial and ongoing registration or prosecution requirements and expenses and the costs of defending our rights. Our trademark rights and related registrations may be challenged in the future and could be opposed, canceled or narrowed. Our failure to register or protect our trademarks could prevent us in the future from using our trademarks or challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, impede our marketing efforts, negatively affect customers’ perception of our brand, stores and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims brought by or against us could result in substantial costs and a significant distraction for management and have a negative impact on our business. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third‑party intellectual property rights, or that we will not be accused of doing so in the future.

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

•	requiring that an increased portion of our cash from operations and available cash on hand be applied to pay our lease obligations, thus reducing liquidity available for other purposes;

•	increasing our vulnerability to adverse general economic and industry conditions;

•	limiting our flexibility to plan for or react to changes in our business or in the industry in which we compete; and

•	limiting our ability to obtain additional financing.

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless remain committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, as our leases expire, we may fail to negotiate renewals on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Even if we are able to renew existing leases, the terms of such renewal may not be as attractive as the expiring lease, which could materially and adversely affect our results of operations. Of our current stores, no store lease expires without an option to renew in Fiscal 2017 and two (2) store leases expire without an option to renew in Fiscal 2018. Our inabilities to enter into new leases, renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our ability to use our net operating loss carryforwards in the United States may be subject to limitation in the event we experience an “ownership change.”

As of January 28, 2017, we had U.S. federal net operating loss carryforwards of US$14.9 million. Our U.S. federal net operating loss carryforwards begin to expire during the years 2033 and 2037.

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

Risks Relating to Ownership of Our Common Shares

We have a majority shareholder, which may limit our minority shareholder’ ability to influence corporate matters.

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

As a foreign private issuer, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act and therefore there may be less publicly available information about us than if we were a U.S. domestic issuer. For example, we are not subject to the proxy rules in the United States and disclosure with respect to our annual meetings will be governed by Canadian requirements. In addition, our officers, directors and principal shareholders are exempt from the reporting and “short‑swing” profit recovery provisions of Section 16 of the Exchange Act and the rules thereunder. Therefore, our shareholders may not know on a timely basis when our officers, directors and principal shareholders purchase or sell our shares. Furthermore, as a foreign private issuer, we may take advantage of certain provisions in the NASDAQ listing rules that allow us to follow Canadian law for certain governance matters.

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

Shares of our common shares were sold in our IPO on June 5, 2015 at a price to the public of US$19.00 per share, and our common shares has subsequently traded as high as US$29.97 and as low as US$6.30 during the period from our IPO to January 28, 2017.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on July 29, 2017. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on July 29, 2017 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2017, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we will not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

Our principal executive and administrative offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. We also lease office space outside of Boston, Massachusetts. We currently lease one warehouse and distribution center located in Montréal, Québec, which we opened in July 2010. See “Item 1. Business — Warehouse and Distribution Facilities” above for further information.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate	Lease
Location	Use	Square Feet	Renewal Date
Montréal, Québec	Executive and Administrative Offices	22,000	October 31, 2018
Montréal, Québec	Distribution Center	60,000	June 30, 2021
Waltham, Massachusetts	Executive and Administrative Offices	3,000	April 30, 2018

As of January 28, 2017, we operated 231 company-operated stores consisting of approximately 210,000 gross square feet. All of our stores are leased from third parties and the leases typically have 10-year terms. Most leases for our retail stores provide for a minimum rent, typically including rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of January 28, 2017:

Number of
Location	Stores
Alberta, Canada	26
British Columbia, Canada	30
Manitoba, Canada	5
Newfoundland, Canada	2
New Brunswick, Canada	3
Nova Scotia, Canada	5
Ontario, Canada	62
Prince Edward Island, Canada	1
Québec, Canada	44
Saskatchewan, Canada	3
California	10
Connecticut	3
Florida	1
Illinois	9
Indiana	1
Massachusetts	10
Maryland	2
Minnesota	1
New Jersey	2
New York	7
Ohio	1
Pennsylvania	1
Vermont	1
Washington	1

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The shares of the Company consist of an unlimited number of Common Shares. The rights, privileges, restrictions and conditions attaching to the Common Shares of the Company are as follows:

1.	Voting Rights

Each holder of Common Shares shall be entitled to receive notice of and to attend all meetings of shareholders of the Company and to vote thereat, except meetings at which only holders of a specified class of shares (other than Common Shares) or specified series of share are entitled to vote. At all meetings of which notice must be given to the holders of the Common Shares, each holder of Common Shares shall be entitled to one vote in respect of each Common Share held by such holder.

2.	Dividends

The holders of the Common Shares shall be entitled, subject to the rights, privileges, restrictions and conditions attaching to any other class of shares of the Company, to receive any dividend declared by the Company.

3.	Liquidation, Dissolution or Winding-up

The holders of the Common Shares shall be entitled, subject to the rights, privileges, restrictions and conditions attaching to any other class of shares of the Company, to receive the remaining property of the Company on a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or on any other return of capital or distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.

Our common shares have been listed on the NASDAQ Global Market under the symbol "DTEA" since June 2015. The following table sets forth, for the periods indicated, the high and low sale prices of our common shares reported by the NASDAQ Global Market for the periods indicated:

	Common Share Price (US$)
	(NASDAQ Stock Market)
	High	Low
Fiscal Year Ended January 28, 2017
Fourth Quarter	$11.20	$6.30
Third Quarter	13.95	10.50
Second Quarter	14.30	10.76
First Quarter	12.27	8.88
Fiscal Year Ended January 30, 2016
Fourth Quarter	$15.54	$9.19
Third Quarter	17.84	11.74
Second Quarter (1)	29.97	15.68

(1)	Represents the period from June 5, 2015 through August 1, 2015, the end of our second fiscal quarter.

As of April 12, 2017, there were approximately 11 holders of record of our common shares.

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

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from June 5, 2015 through January 28, 2017. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of June 5, 2015. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

120
100
80
60
40
20
0
2015-06-05
2015-07-05
2015-08-05
2015-09-05
2015-10-05
2015-11-05
2015-12-05
2016-01-05
2016-02-05
2016-03-05
2016-04-05
2016-05-05
2016-06-05
2016-07-05
2016-08-05
2016-09-05
2016-10-05
2016-11-05
2016-12-05
2017-01-05
DAVIDsTEA, Inc.
NASDAQ Composite Index
S&P 500
S&P 500 / Consumer Discretionary -SEC

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of January 28, 2017, January 30, 2016 and January 31, 2015 and for the years ended January 28, 2017,  January 30, 2016, January 31, 2015, January 25, 2014 and January 26, 2013 presented in this table has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”). These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015	January 24, 2014	January 26, 2013

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$215,984	$180,690	$141,883	$108,169	$73,058
Cost of sales	107,534	85,359	64,185	48,403	32,177
Gross profit	108,450	95,331	77,698	59,766	40,881
Selling, general and administration expenses	114,756	80,116	66,565	52,369	37,338
Results from operating activities	(6,306)	15,215	11,133	7,397	3,543
Finance costs	76	1,051	2,345	1,967	1,829
Finance income	(479)	(348)	(133)	(45)	—
Accretion of preferred shares	—	401	1,044	514	416
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874	380	8,058	3,960
IPO-related costs	—	—	856	—	—
Settlement cost related to former option holder	—	—	520	—	—
Income (loss) before income taxes	(5,903)	(126,763)	6,121	(3,097)	(2,662)
Provision for income tax (recovery)	(2,235)	4,668	(333)	3,067	1,692
Net income (loss)	$(3,668)	$(131,431)	$6,454	$(6,164)	$(4,354)

Weighted average number of shares outstanding - basic	24,699,290	19,776,946	11,984,763	11,928,626	12,226,202
Net income (loss) per share:
Basic	(0.15)	(6.65)	0.54	(0.52)	(0.36)
Fully diluted	(0.15)	(6.65)	0.45	(0.52)	(0.36)

Consolidated balance sheet data (at year end):
Cash	$64,440	$72,514	$19,784
Total assets	174,334	158,972	79,060
Long-term debt and finance lease obligations, including current portion	—	—	10,429
Loan from the controlling shareholder	—	—	2,952
Preferred shares — Series A, A-1 and A-2	—	—	28,768
Financial derivative liability embedded in preferred shares — Series A, A-1 and A-2	—	—	16,427
Total liabilities	40,884	24,935	79,106
Total equity (deficiency)	133,450	134,037	(46)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have taken into account all information available to us up to April 12, 2017, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on April 12, 2017.

All financial information contained in this annual MD&A and in the audited annual consolidated financial statements has been prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the IASB, except for certain non-GAAP information discussed in this Annual Report on Form 10-K. As a foreign private issuer, we are permitted to file our audited consolidated financial statements with the SEC under IFRS without a reconciliation to U.S. generally accepted accounting principle (“GAAP”). As a result, we do not prepare a reconciliation of our results to GAAP. It is possible that certain of our accounting policies could be different from GAAP. All monetary amounts in this MD&A are expressed in Canadian dollars, except for share and per share data and where otherwise indicated.

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as at January 28, 2017 and January 30, 2016 and for the years January 28, 2017, January 30, 2016 and January 31, 2015 which are contained in this Annual Report on Form 10-K.

Accounting Periods

All references to “Fiscal 2016” are to the Company’s fiscal year ended January 28, 2017. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016 and all references to “Fiscal 2014” are to the Company’s fiscal year ended January 31, 2015.

The Company’s fiscal year ends on the last Saturday in January. The years ended January 28, 2017 and January 30, 2016 cover a 52-week period. The year ended January 31, 2015 covers a 53-week fiscal period.

Overview

We are a fast-growing branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages primarily through 231 company-operated DAVIDsTEA stores as of January 28, 2017, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Fiscal 2016 Highlights

During Fiscal 2016, we grew our sales from $180.7 million to $216.0 million, representing growth of 19.5% over the prior year. We added 38 net new stores, increasing our store base from 193 to 231 stores, representing growth of 19.7%. Our Adjusted EBITDA decreased from $24.6 million to $23.0 million. Our net cash flows relating to operating activities decreased from $15.6 million to $11.2 million due to investments in working capital, primarily inventory.

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

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products.

Sales also include gift card breakage income.

Comparable Sales.  Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

The 53rd week in Fiscal 2015 caused a one-week shift in our fiscal calendar. As a result, comparable sales for the 52 weeks of Fiscal 2016 are calculated using the comparable 52 weeks of Fiscal 2015. We compare the 52-week period ended January 30, 2016, with the 52-week period ended January 31, 2015. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

Measuring the change in year-over-year comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits to our stores and online;

•	the customer experience we provide in our stores and online;

•	the level of customer traffic near our locations in which we operate;

•	the number of customer transactions and average ticket in our stores and online;

•	the pricing of our tea, tea accessories, and food and beverages;

•	our ability to obtain and distribute product efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores near our stores.

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and alternative sales channel, which includes sales to hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 37 of this Annual Report on Form 10-K.

Results from Operating Activities.  Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 38 of this Annual Report on Form 10-K.

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

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, gain (loss) on derivative financial instruments, loss on disposal of property and equipment, impairment of property and equipment and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. For a reconciliation of net income (loss) to Adjusted EBITDA, refer to page 38 of this Annual Report on Form 10-K.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the year indicated:

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015

Consolidated statement of income (loss) data:
Sales	$215,984	$180,690	$141,883
Cost of sales	107,534	85,359	64,185
Gross profit	108,450	95,331	77,698
Selling, general and administration expenses	114,756	80,116	66,565
Results from operating activities	(6,306)	15,215	11,133
Finance costs	76	1,051	2,345
Finance income	(479)	(348)	(133)
Accretion of preferred shares	—	401	1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874	380
IPO-related costs	—	—	856
Settlement cost related to former option holder	—	—	520
Income (loss) before taxes	(5,903)	(126,763)	6,121
Provision for income tax (recovery)	(2,235)	4,668	(333)
Net income (loss)	$(3,668)	$(131,431)	$6,454
Percentage of sales:
Sales	100.0%	100.0%	100.0%
Cost of sales	49.8%	47.2%	45.2%
Gross profit	50.2%	52.8%	54.8%
Selling, general and administration expenses	53.1%	44.3%	46.9%
Results from operating activities	(2.9%)	8.5%	7.9%
Finance costs	0.0%	0.6%	1.7%
Finance income	(0.2%)	(0.2%)	(0.1%)
Accretion of preferred shares	0.0%	0.2%	0.7%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	0.0%	78.0%	0.3%
IPO-related costs	0.0%	0.0%	0.6%
Settlement cost related to former option holder	0.0%	0.0%	0.4%
Income (loss) before taxes	(2.7%)	(70.1%)	4.3%
Income tax recovery	(1.0%)	2.6%	(0.2%)
Net income (loss)	(1.7%)	(72.7%)	4.5%
Other financial and operations data :
Adjusted EBITDA (1)	$22,957	$24,606	$21,905
Adjusted EBITDA as a percentage of sales	10.6%	13.6%	15.4%
Number of stores at end of year	231	193	154
Comparable sales growth for year (2)	2.2%	6.6%	11.1%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA is not a presentation made in accordance with IFRS, and the use of the term Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA provides investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

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

The following tables  present a reconciliation of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the year ended
(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015

Selling, general and administration expenses	114,756	80,116	66,565
Executive separation costs (a)	1,267	—	—
Impairment of property and equipment (b)	7,516	—	2,740
Provision for onerous contracts (c)	8,140	—	805
Loss on disposal of property and equipment (d)	311	292	—
Adjusted selling, general and administration expenses	$97,522	$79,824	63,020

(a)

Executive separation costs represent salary owed to certain executives of $835 payable as part of their separation agreements and stock-based compensation expense of $432 relating to the vesting of equity awards pursuant to the separation agreements.

(b)	Represents costs related to impairment of property and equipment for stores.

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

Reconciliation of Adjusted results from operating activities

	For the year ended
(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015

Results from operating activities	(6,306)	15,215	11,133
Executive separation costs (a)	1,267	—	—
Impairment of property and equipment (b)	7,516	—	2,740
Provision for onerous contracts (c)	8,140	—	805
Loss on disposal of property and equipment (d)	311	292	—
Adjusted results from operating activities	$10,928	$15,507	$14,678

(a)

Executive separation costs represent salary owed to certain executives of $835 payable as part of their separation agreements and stock-based compensation expense of $432 relating to the vesting of equity awards pursuant to the separation agreements.

(b)	Represents costs related to impairment of property and equipment for stores.

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

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the year ended
(in thousands)	January 28, 2017	January 30, 2016	January 31, 2015

Net income (loss)	$(3,668)	$(131,431)	$6,454
Finance costs	76	1,051	2,345
Finance income	(479)	(348)	(133)
Depreciation and amortization	8,827	6,445	5,447
Loss on disposal of property and equipment	45	5	31
Provision for income tax (recovery)	(2,235)	4,668	(333)
EBITDA	$2,566	$(119,610)	$13,811
Additional adjustments:
Stock-based compensation expense (a)	2,264	1,749	947
Executive separation costs related to salary (b)	835	—	—
Impairment of property and equipment (c)	7,516	—	2,740
Provision (recovery) for onerous contracts (d)	8,140	(265)	805
Deferred rent (e)	1,325	1,165	802
Loss on disposal of property and equipment (f)	311	292	—
Accretion of preferred shares (g)	—	401	1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (h)	—	140,874	380
IPO-related costs (i)	—	—	856
Settlement costs related to former option holder (j)	—	—	520
Adjusted EBITDA	$22,957	$24,606	$21,905

(a)	Represents non-cash stock-based compensation expense.

(b)	Executive separation costs related to salary represent salary owed to certain executives as part of their separation agreements.

(c)	Represents costs related to impairment of property and equipment for stores.

(d)

Represents provision and non-cash recovery related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.

(f)

Represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing location in the current year and to the closure of one store due to termination of sub-lease in the prior year.

(g)

Represents non-cash accretion expense on our preferred shares. In connection with the completion of our IPO on June 10, 2015, all of our outstanding preferred shares were converted automatically into common shares.

(h)	Represents non-cash market loss for the conversion feature of the Series A, A-1 and A-2 preferred shares. In connection with our IPO, this liability was converted into equity.

(i)	Represents fees and expenses incurred in connection with our IPO.

(j)	Represents costs incurred to settle a dispute with a former option holder.

Fiscal Year Ended January 28, 2017 Compared to Fiscal Year Ended January 30, 2016

Sales.  Sales for Fiscal 2016 increased 19.5%, or $35.3 million, to $216.0 million from $180.7 million in Fiscal 2015, comprising $3.9 million in comparable sales and $31.4 million in non‑comparable sales. For Fiscal 2016, comparable sales increased by 2.2% and non‑comparable sales increased primarily due to an additional 38 net stores opened as of the end of Fiscal 2016 as compared to the end of Fiscal 2015 and due to non‑comparable sales for the 39 net stores opened in Fiscal 2015.

Gross Profit.  Gross profit increased by 13.9%, or $13.2 million, to $108.5 million in Fiscal 2016 from $95.3 million in Fiscal 2015. Gross profit as a percentage of sales decreased to 50.2% in Fiscal 2016 from 52.8% in Fiscal 2015, driven by additional promotional activity, a shift in product sales mix and the adverse impact from the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 43.3%, or $34.7 million, to $114.8 million in Fiscal 2016 from $80.1 million in Fiscal 2015. As a percentage of sales, selling, general and administration expenses increased to 53.1% in Fiscal 2016 from 44.3% in Fiscal 2015. Excluding executive separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment in Fiscal 2016, as well as loss on disposal of property and equipment in Fiscal 2015, selling, general and administration expenses increased 22.2% to $97.5 million in Fiscal 2016 from $79.8 million in Fiscal 2015, due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 231 stores as of January 28, 2017 as compared to 193 stores as of January 30, 2016, as well a full year of public company costs. As a percentage of sales, selling, general and administration expenses excluding the impacts referenced above increased to 45.1% from 44.2%

Results from Operating Activities.  Results from operating activities decreased by $21.5 million, to $(6.3) million in Fiscal 2016 from $15.2 million in Fiscal 2015. Excluding executive separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment in Fiscal 2016, as well as the loss on disposal of property and equipment in Fiscal 2015, results from operating activities decreased to $10.9 million in Fiscal 2016 from $15.5 million in Fiscal 2015.

Finance Costs.  Finance costs decreased by $1.0 million, or 90.9%, to $0.1 million in Fiscal 2016 from $1.1 million in Fiscal 2015, as a result of the repayment of the then-outstanding term loans, loan from the controlling shareholder and amounts borrowed under our Revolving Facility and no accrued dividends due to the conversion of Series A, A-1 and A-2 preferred shares to common shares, during the second quarter of Fiscal 2016.

Finance Income.  Finance income increased by $0.2 million, or 66.7%, to $0.5 million in Fiscal 2016 from $0.3 million in Fiscal 2015, as a result of interest income generated on cash on hand.

Provision for Income Tax.  Provision (recovery) for income tax decreased by $6.9 million, to $(2.2) million in Fiscal 2016 from $4.7 million in Fiscal 2015. The decrease in the provision for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 37.9% and (3.7%) in Fiscal 2016 and 2015, respectively. The effective tax rate increased as a result of the loss from embedded derivative on Series A, A-1 and A-2 preferred shares not recurring in Fiscal 2016 due to their conversion and cancellation.

Fiscal Year Ended January 30, 2016 Compared to Fiscal Year Ended January 31, 2015

Sales.  Sales for Fiscal 2015 increased 27.3%, or $38.8 million, to $180.7 million from $141.9 million in Fiscal 2014, comprising $9.0 million in comparable sales and $29.8 million in non comparable sales. For Fiscal 2015, comparable sales increased by 6.6% and non comparable sales increased primarily due to an additional 39 net stores opened as of the end of Fiscal 2015 as compared to the end of Fiscal 2014 and due to non comparable sales for the 30 stores opened in Fiscal 2014.

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

Liquidity and Capital Resources

As of January 28, 2017 we had $64.4 million of cash primarily held with major Canadian financial institutions. Our working capital was $78.7 million as of January 28, 2017, compared to $82.8 million as at January 30, 2016.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During Fiscal 2016, capital expenditures totaled $22.0 million. We devoted approximately 85% of our capital budget to construct, lease and open 25 new stores in Canada and 14 new stores in the United States, as well as renovate a number of existing stores. The remainder of the capital budget used to make continued investments in our infrastructure.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows provided by (used in):
Operating activities	$11,162	$15,592	$16,966
Investing activities	(22,015)	(18,024)	(13,153)
Financing activities	2,779	55,162	621
Increases (decreases) in cash	$(8,074)	$52,730	$4,434

Cash Flows Provided by Operating Activities

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,668)	$(131,431)	$6,454
Depreciation of property and equipment	8,069	5,832	4,874
Amortization of intangible assets	758	613	573
Loss on disposal of property and equipment	356	297	31
Impairment of property and equipment	7,516	—	2,740
Deferred rent	1,325	1,165	802
Provision (recovery) for onerous contracts	8,140	(265)	805
Stock-based compensation expense	2,264	1,749	947
Settlement related to cashless exercise of stock options, net of income taxes recovered	—	(2,976)	—
Settlement cost related to former option holder	—	—	345
Amortization of financing fees	75	241	172
Accretion of preferred shares	—	401	1,044
Loss from embedded derivative on Series A, A-1, A-2 preferred shares	—	140,874	380
Deferred income taxes (recovered)	(4,380)	1,364	(3,024)
Net change in other non-cash working capital balances related to operations	(9,293)	(2,272)	823
Cash flows provided by operating activities	$11,162	$15,592	$16,966

Net cash provided by operating activities decreased to $11.2 million in Fiscal 2016 from $15.6 million in Fiscal 2015. The decrease in the cash flows provided by operating activities was due to lower results from operating activities and investments in working capital, primarily inventory.

The increase in inventories of $13.5 million in Fiscal 2016 reflects excess inventories related to sales shortfalls, the increase in the number of stores in our network, higher inventory costs due to higher U.S. dollar, and investment in new merchandising initiatives. The increase in trade and other payables of $5.2 million is mainly due to the higher inventory levels and other expenses to support higher volume of sales in Fiscal 2016 compared to Fiscal 2015.

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

Cash Flows Used in Investing Activities

Capital expenditures increased $4.0 million, to $22.0 million in Fiscal 2016 from $18.0 million in Fiscal 2015. This increase was due primarily to renovations of existing stores as well as investment in information systems.

Capital expenditures increased $4.8 million, to $18.0 million in Fiscal 2015 from $13.2 million in Fiscal 2014. This increase was due primarily to the number of new store build outs. We opened 40 new stores in Fiscal 2015 compared to 31 new stores in Fiscal 2014.

Cash Flows Provided by Financing Activities

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015
Cash flows provided by (used in) financing activities:
Repayment of finance lease obligations	$—	$(552)	$(314)
Proceeds from issuance of long-term debt	—	9,996	—
Repayment of long-term debt	—	(20,010)	(3,375)
Repayment of loan from the controlling shareholder	—	(2,952)	—
Proceeds from issuance of common shares pursuant to exercise of stock options	2,779	143	40
Proceeds from issuance of Series A-1 and A-2 preferred shares	—	—	4,404
Gross proceeds of initial public offering	—	79,370	—
Issuance costs paid on initial public offering	—	(10,661)	—
Financing fees	—	(172)	(134)
Cash flows provided by financing activities	$2,779	$55,162	$621

Cash flows from financing activities consist primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

Net cash provided by financing activities decreased by $52.4 million to $2.8 million in Fiscal 2016 from $55.2 million in Fiscal 2015 due to our initial public offering that occurred on June 10, 2015.

Net cash provided by financing activities increased by $54.6 million to $55.2 million in Fiscal 2015 from $0.6 million in Fiscal 2014 primarily due to gross proceeds from our IPO of $79.4 million, less fees of $10.7 million.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”) that provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20.0 million (which we refer to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the three-year term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million.

On June 11, 2015, immediately following our IPO, we fully repaid the advances under the Revolving Facility using proceeds from the offering and cash on hand. As at January 28, 2017, we did not have any borrowings on the Revolving Facility.

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

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at January 28, 2017, we are in compliance with these covenants.

Term Loan with Rainy Day Investments Ltd.

On June 11, 2015, immediately following our IPO, we fully repaid the term loan with Rainy Day Investments Ltd. (referred to as “Loan from the controlling shareholder” in this Annual Report) using proceeds from our IPO and cash on hand. As at January 28, 2017, we did not have any borrowings with Rainy Day Investments Ltd.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations and minimum annual lease payments under operating leases. The following table summarizes our contractual obligations as of January 28, 2017, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		less than	Between	Between	More than
(dollars in thousands)	Total	1 year	1 and 3 years	3 and 5 years	5 years
Trade and other payables	19,681	19,681	—	—	—
Operating lease obligations (1)	148,436	19,306	39,555	51,336	38,239
Purchase obligations (2)	5,842	5,842	—	—	—
Total	173,959	44,829	39,555	51,336	38,239

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

Recently Issued Accounting Standards

During the year, we implemented the following new accounting standards on the presentation of financial statements.

IAS 1, “Presentation of Financial Statements” (“IAS 1”), was modified in December 2014 when the IASB issued amendments to clarify materiality, order of notes to financial statements, disclosure of accounting policies as well as aggregation and disaggregation of items presented in the statement of financial position, statement of income (loss) and statement of comprehensive income (loss). These amendments shall be applied to fiscal years beginning on or after January 1, 2016. We adopted this accounting standard effective on January 31, 2016, the first day of Fiscal 2016. The adoption of IAS 1 has resulted in no impact to the consolidated financial statements.

Information on significant new accounting standards and amendments issued but not yet adropted is described below.

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

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company is currently in the process of evaluating the impact this standard is expected to have on the consolidated financial statements. The Company in the process of assessing whether the loyalty program we currently offer could be considered a separate performance obligation. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

Interest Rate Risk

Our borrowings under our Revolving Facility carry floating interest rates tied to our lender’s prime rate, and therefore, our consolidated statements of income (loss) and cash flows will be exposed to changes in interest rates in fiscal periods in which we have debt outstanding. As at January 28, 2017, we have no indebtedness under our Revolving Facility.

Foreign Exchange Risk

A significant portion of our tea and tea accessory purchases are in U.S. dollars as is our revenue from U.S. stores and U.S. e‑commerce customers. As a result, our statement of income (loss) and cash flows could be adversely impacted by changes in exchange rates, primarily between the U.S. dollar and the Canadian dollar. During the year, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts of $42.4 million to fix the exchange rate of 80% to 90% of our expected February 2017 to October 2017 U.S. dollar purchases in respect of our inventory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

DAVIDsTEA Inc.

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. (the “Company”) as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income (loss) and comprehensive income (loss), equity (deficiency) and cash flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DAVIDsTEA Inc. as of January 28, 2017 and January 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 28, 2017, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

/s/ Ernst & Young LLP1

Montréal, Canada

April 12, 2017

1 CPA, Auditor, CA, public accountancy permit no. A112179

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at	As at
		January 28, 2017	January 30, 2016
		$	$

ASSETS
Current
Cash		64,440	72,514
Accounts and other receivables	[Note 6]	3,485	2,702
Inventories	[Note 7]	31,264	17,767
Income tax receivable	[Note 19]	539	605
Prepaid expenses and deposits		5,659	4,493
Derivative financial instruments	[Note 24]	454	3,442
Total current assets		105,841	101,523
Property and equipment	[Note 8]	51,160	47,330
Intangible assets	[Note 9]	2,958	2,242
Deferred income tax assets	[Note 19]	14,375	7,877
Total assets		174,334	158,972
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 10]	19,681	14,435
Deferred revenue	[Note 11]	4,885	3,762
Income taxes payable	[Note 19]	—	62
Current portion of provisions	[Note 12]	2,562	512
Total current liabilities		27,128	18,771
Deferred rent and lease inducements		7,824	6,002
Provisions	[Note 12]	5,932	162
Total liabilities		40,884	24,935
Commitments and contingencies	[Note 13]
Equity
Share capital	[Note 17]	263,828	259,205
Contributed surplus		8,833	7,094
Deficit		(142,398)	(138,465)
Accumulated other comprehensive income		3,187	6,203
Total equity		133,450	134,037
		174,334	158,972

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[In thousands of Canadian dollars, except share information]

		For the year ended
		January 28, 2017	January 30, 2016	January 31, 2015
		$	$	$

Sales	[Note 23]	215,984	180,690	141,883
Cost of sales		107,534	85,359	64,185
Gross profit		108,450	95,331	77,698
Selling, general and administration expenses	[Note 20]	114,756	80,116	66,565
Results from operating activities		(6,306)	15,215	11,133
Finance costs	[Note 18]	76	1,051	2,345
Finance income		(479)	(348)	(133)
Accretion of preferred shares	[Note 16]	—	401	1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 16]	—	140,874	380
IPO-related costs		—	—	856
Settlement cost related to former option holder		—	—	520
Income (loss) before income taxes		(5,903)	(126,763)	6,121
Provision for income tax (recovery)	[Note 19]	(2,235)	4,668	(333)
Net income (loss)		(3,668)	(131,431)	6,454
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 24]	(2,247)	5,253	—
Realized net gain on forward exchange contracts reclassified to inventory		(742)	(1,811)	—
Provision for income tax recovery (income tax) on comprehensive income		793	(913)	—
Cumulative translation adjustment		(820)	1,388	1,475
Other comprehensive income (loss), net of tax		(3,016)	3,917	1,475
Total comprehensive income (loss)		(6,684)	(127,514)	7,929
Net income (loss) per share:
Basic	[Note 21]	(0.15)	(6.65)	0.54
Fully diluted	[Note 21]	(0.15)	(6.65)	0.45
Weighted average number of shares outstanding
— basic	[Note 21]	24,699,290	19,776,946	11,984,763
— fully diluted	[Note 21]	24,699,290	19,776,946	19,966,846

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
OPERATING ACTIVITIES
Net income (loss)	(3,668)	(131,431)	6,454
Items not affecting cash:
Depreciation of property and equipment	8,069	5,832	4,874
Amortization of intangible assets	758	613	573
Loss on disposal of property and equipment	356	297	31
Impairment of property and equipment	7,516	—	2,740
Deferred rent	1,325	1,165	802
Provision (recovery) for onerous contracts	8,140	(265)	805
Stock-based compensation expense	2,264	1,749	947
Settlement related to cashless exercise of stock options, net of income taxes recovered	—	(2,976)	—
Settlement cost related to former option holder	—	—	345
Amortization of financing fees	75	241	172
Accretion of preferred shares	—	401	1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874	380
Deferred income taxes (recovered)	(4,380)	1,364	(3,024)
	20,455	17,864	16,143
Net change in other non-cash working capital balances related to operations	(9,293)	(2,272)	823
Cash flows related to operating activities	11,162	15,592	16,966
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	(552)	(314)
Proceeds from issuance of long-term debt	—	9,996	—
Repayment of long-term debt	—	(20,010)	(3,375)
Repayment of loan from the controlling shareholder	—	(2,952)	—
Proceeds from issuance of common shares pursuant to exercise of stock options	2,779	143	40
Proceeds from issuance of Series A-1 and A-2 preferred shares	—	—	4,404
Gross proceeds of initial public offering ("IPO")	—	79,370	—
IPO-related expenses	—	(10,661)	—
Financing fees	—	(172)	(134)
Cash flows related to financing activities	2,779	55,162	621
INVESTING ACTIVITIES
Additions to property and equipment	(20,531)	(16,852)	(12,432)
Additions to intangible assets	(1,484)	(1,172)	(721)
Cash flows related to investing activities	(22,015)	(18,024)	(13,153)
Increase (decrease) in cash during the year	(8,074)	52,730	4,434
Cash, beginning of year	72,514	19,784	15,350
Cash, end of year	64,440	72,514	19,784
Supplemental Information
Cash paid for:
Interest	1	372	1,012
Income taxes (classified as operating activity)	2,437	2,675	4,232
Cash received for:
Interest	486	378	133
Income taxes (classified as operating activity)	532	662	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[In thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other	Total
	Share	Contributed		Instrument	Translation	Comprehensive	Equity
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	(Deficiency)
	$	$	$	$	$	$	$

Balance, January 31, 2015	385	1,412	(4,129)	—	2,286	2,286	(46)
Net loss for the year ended January 30, 2016	—	—	(131,431)	—	—	—	(131,431)
Other comprehensive income	—	—	—	2,529	1,388	3,917	3,917
Total comprehensive loss	—	—	(131,431)	2,529	1,388	3,917	(127,514)
Issuance of common shares	312	(169)	—	—	—	—	143
Gross proceeds on initial public offering	79,370	—	—	—	—	—	79,370
Issue costs on initial public offering (net of future tax benefit)	(7,738)	—	—	—	—	—	(7,738)
Issuance of common shares on conversion of junior preferred and Series A, A-1 and A-2 preferred shares	186,947	—	—	—	—	—	186,947
Stock-based compensation	—	1,749	—	—	—	—	1,749
Income tax impact associated with stock options	—	4,102	—	—	—	—	4,102
Settlement related to cashless exercise of stock options (net of income taxes recovered of $1,076)	(71)	—	(2,905)	—	—	—	(2,976)
Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the year ended January 28, 2017	—	—	(3,668)	—	—	—	(3,668)
Other comprehensive loss	—	—	—	(2,196)	(820)	(3,016)	(3,016)
Total comprehensive loss	—	—	(3,668)	(2,196)	(820)	(3,016)	(6,684)
Issuance of common shares	4,175	(1,396)	—	—	—	—	2,779
Common shares issued on vesting of restricted stock units	448	(922)	(265)	—	—	—	(739)
Stock-based compensation expense	—	2,264	—	—	—	—	2,264
Income tax impact associated with stock options	—	1,793	—	—	—	—	1,793
Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 28, 2017, January 30, 2016 and January 31, 2015

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the year ended January 28, 2017 were authorized for issue in accordance with a resolution of the Board of Directors on April 12, 2017. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company is engaged in the retail and online sale of tea, tea accessories and food and beverages in Canada and in the United States. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season, and tend to be lowest in the second and third fiscal quarters because of lower customer traffic during the summer months.

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

The Company’s fiscal year ends on the last Saturday in January. The years ended January 28, 2017 and January 30, 2016 cover a 52‑week fiscal period. The year ended January 31, 2015 covers a 53‑week fiscal period.

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

3. SIGNIFICANT ACCOUNTING POLICIES

Cash

Cash on the consolidated balance sheet comprises cash at banks and on hand.

Inventory valuation

Inventories are measured at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less any estimated selling costs. Cost also includes realized gains and losses on forward contracts designated as cash flow hedges of U.S. inventory purchases.

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

Leases in which a significant portion of the risks and rewards of ownership are not assumed by the Company are classified as operating leases. The Company carries on its operations in premises under leases of varying terms and renewal options, which are accounted for as operating leases. Payments under an operating lease are recognized in net income (loss) on a straight‑line basis over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight‑line basis and, consequently, records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Contingent (sales‑based) rentals are recognized as an expense when incurred.

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

In determining fair value less costs of disposal, recent market transactions are taken into account. If no such transactions can be identified, an appropriate valuation model is used. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre‑tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. Recoverable amount is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or corporate assets. The discount rate applied to an asset or CGU is the weighted average cost of capital (“WACC”).  Management considers factors such as risk-free rate, equity risk premium, size premium, specific business risk premium and cost of debt to derive the WACC.

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

Derivative financial instruments and hedge accounting

The Company enters into foreign exchange forward contracts to hedge its foreign currency risks, resulting from variability in foreign currency exchange rates on inventory purchases, as described in Note 24.

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

The Company has applied hedge accounting for its foreign exchange forward contracts and has designated them as cash flow hedges. The effective portion of the gain or loss on the hedging instrument is recognized directly in Other Comprehensive Income (“OCI”), while any ineffective portion is recognized immediately in net income (loss). The amounts recognized in OCI are reclassified to inventory when such non-financial asset is recognized on the balance sheet, and to net income (loss) when inventory is subsequently sold.

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

The fair value of stock‑based compensation awards granted to employees is measured at the grant date using the Black Scholes option pricing model. Measurement inputs include the share price of the underlying shares on the measurement date, the exercise price of the option, the expected volatility (based on weighted average historical volatility of comparable companies adjusted for changes expected based on publicly available information), the weighted average expected life of the option (based on historical experience), expected dividends, and the risk‑free interest rate (based on government bonds).

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

Under the Company’s 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”),  selected employees are granted RSUs where each RSU has a value equal to one common share. The compensation expense is recorded at the fair value of the Company’s common shares at the grant date over the vesting period (generally two to three years) with a corresponding credit to contributed surplus for equity-settled RSUs and a corresponding credit to a liability for cash-settled RSUs. RSUs may be settled in shares, cash, or a combination of cash or shares upon vesting at the discretion of the Company. Cash settled RSUs are revalued at each reporting date to reflect their fair value at that date. Fair value is determined using the closing price of the Company’s common shares on the NASDAQ Global Market prior to the date of the grant. The Company has not issued any cash settled awards to date.

Revenue recognition

Revenue from retail sales is recorded upon delivery to the customer. Revenue is recognized on e-commerce sales when merchandise is delivered. Revenues are recorded net of discounts, rebates, estimated returns, sales taxes and amounts deferred related to the issuance of Frequent Steeper points.

i.Gift card breakage

Gift cards sold are recorded as deferred revenue and revenue is recognized at the time of redemption or in accordance with the Company’s accounting policy for breakage. Breakage income represents the estimated value of gift cards that is not expected to be redeemed by customers and is estimated based on historical redemption patterns. During the year, the Company determined that it had sufficient historical redemption patterns to record breakage income associated with unredeemed gift cards, and accordingly recorded an amount of $850 associated to gift cards issued and redeemed in prior years, when no breakage income was included. Gift card breakage is included in sales in the consolidated statement of income (loss). For the years ended January 30, 2016 and January 31, 2015, no breakage income was recorded.

ii.Loyalty program

The Frequent Steeper loyalty and rewards program allows customers to earn points when they purchase products in the Company’s retail stores and on the Company’s website. Points can be redeemed for free tea or free beverages, depending on the number of points a customer has obtained over a limited collection period. Free tea offers are issued at the end of each collection period and must be redeemed within 60 days from the effective date. Free beverage offers are issued at the end of the calendar collection period and must be redeemed within 60 days from the effective date.

The fair value of points issued is recorded as deferred revenue and recognized as revenue only when the points are redeemed for free products or when the related points expire. The fair value of Frequent Steeper points is determined based on the estimated selling price of the product for which the point is expected to be redeemed, net of points we do not expect to be redeemed. On an ongoing basis, the Company monitors historical redemption rates. Points revenue is included with total sales in the consolidated statement of income (loss).

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

The assets and liabilities of the Company’s U.S. wholly owned subsidiary, whose functional currency is the U.S. dollar, are translated into Canadian dollars at the exchange rates in effect at the balance sheet date. Revenues and expenses are translated at average exchange rates for the year. Differences arising from the exchange rate changes are included in OCI in the cumulative translation account.

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

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company is currently in the process of evaluating the impact this standard is expected to have on the consolidated financial statements. The Company in the process of assessing whether the loyalty program we currently offer could be considered a separate performance obligation. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores.  In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a district or regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior, the allocation basis of e-commerce sales to CGUs, and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash flows of the stores in the group as interdependent.

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

6. ACCOUNTS AND OTHER RECEIVABLES

	January 28, 2017	January 30, 2016
	$	$
Credit card cash clearing receivables	1,537	1,528
Government remittances	—	84
Other receivables	1,948	1,090
	3,485	2,702

7. INVENTORIES

	January 28, 2017	January 30, 2016
	$	$
Finished goods	24,504	12,903
Goods in transit	5,463	3,790
Packaging	1,297	1,074
	31,264	17,767

During the year ended January 28, 2017, inventories recognized as cost of sales amounted to $62,995 [January 30, 2016 —$49,815]. The cost of inventory includes a write‑down recorded of $869 [January 30, 2016 — $164] as a result of net realizable value being lower than cost. No inventory write-downs recognized in previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, January 31, 2015	45,916	6,121	1,801	53,838
Acquisitions	13,507	2,032	1,313	16,852
Disposals	(393)	(27)	—	(420)
Cumulative translation adjustment	1,490	144	42	1,676
Balance, January 30, 2016	60,520	8,270	3,156	71,946
Acquisitions	16,571	3,135	825	20,531
Disposals	(404)	(104)	—	(508)
Cumulative translation adjustment	(1,132)	(116)	(33)	(1,281)
Balance, January 28, 2017	75,555	11,185	3,948	90,688

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, January 31, 2015	14,844	2,379	994	18,217
Depreciation	4,574	902	356	5,832
Disposals	(109)	(14)	—	(123)
Cumulative translation adjustment	609	65	16	690
Balance, January 30, 2016	19,918	3,332	1,366	24,616
Depreciation	6,210	1,211	648	8,069
Impairment	6,764	615	137	7,516
Disposals	(91)	(61)	—	(152)
Cumulative translation adjustment	(459)	(49)	(13)	(521)
Balance, January 28, 2017	32,342	5,048	2,138	39,528

Net Carrying Value
Balance, January 30, 2016	40,602	4,938	1,790	47,330
Balance, January 28, 2017	43,213	6,137	1,810	51,160

Depreciation expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses (Note 20). For the year ended January 28, 2017, the depreciation expense is $8,069 [January 30, 2016 — $5,832 ; January 31, 2015 — $4,874].

For the year ended January 28, 2017, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, an impairment loss of $7,516 [January 30, 2016 — nil; January 31, 2015 — $2,740] related to store leasehold improvements, furniture and equipment, and computer hardware was recorded in the Canada and U.S. segments for $1,116 and $6,400, respectively [January 30, 2016 — nil and nil, respectively; January 31, 2015 — nil and $2,740, respectively]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use, and is included in selling, general and administration expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Value in use of $472  [January 30, 2016 — nil January 31, 2015 — $492] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax weighted average cost of capital of 13.4% [January 30, 2016 — 13.4%; January 31, 2015 — 13.0%].

9. INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, January 31, 2015	3,681	257	3,938
Acquisitions	1,172	—	1,172
Cumulative translation adjustment	3	18	21
Balance, January 30, 2016	4,856	275	5,131
Acquisitions	1,468	16	1,484
Cumulative translation adjustment	(3)	(12)	(15)
Balance, January 28, 2017	6,321	279	6,600

Accumulated amortization
Balance, January 31, 2015	2,231	38	2,269
Amortization	595	18	613
Cumulative translation adjustment	2	5	7
Balance, January 30, 2016	2,828	61	2,889
Amortization	739	19	758
Cumulative translation adjustment	(2)	(3)	(5)
Balance, January 28, 2017	3,565	77	3,642

Net Carrying Value
Balance, January 30, 2016	2,028	214	2,242
Balance, January 28, 2017	2,756	202	2,958

Amortization expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses.

10. TRADE AND OTHER PAYABLES

	January 28, 2017	January 30, 2016
	$	$
Trade payable and accrued liabilities	13,990	10,980
Government remittances	1,860	—
Wages, salaries and employee benefits payable	3,831	3,455
	19,681	14,435

11. DEFERRED REVENUE

	January 28, 2017	January 30, 2016
	$	$
Gift cards liability	3,263	2,812
Loyalty program liability	1,622	950
	4,885	3,762

12. PROVISIONS

	For the year ended	For the year ended
	January 28, 2017	January 30, 2016
	$	$
Opening balance	674	874
Arising during the year	8,140	—
Amortized during the year	—	(265)
Settled during the year	(235)	—
Cumulative translation adjustment	(85)	65
Ending balance	8,494	674
Less: Current portion	(2,562)	(512)
Long-term portion of provisions	5,932	162

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

13. COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The commercial premises at which the Company carries out its retail operations, its head office and its primary warehouse location are leased from third parties. These rental contracts are classified as operating leases since there is no transfer of risks and rewards inherent to ownership.

These leases have varying terms and renewal rights. In many cases, the amounts payable to the lessor include a fixed rental payment as well as a percentage of sales obtained by the Company in the leased premises. Many leases include escalating rental payments, whereby cash outflows increase over the lease term. Free rental periods are also sometimes included.

The minimum rentals payable under long‑term operating leases are exclusive of certain operating costs for which the Company is responsible. For the year ended January 28, 2017, the Company has recognized in income (loss) contingent rent amounting to $2,312 [January 30, 2016 —$1,829—$1,397]  and accrued for a contingent rent liability of $1,001 [January 30, 2016 —$715].

Included in the cost of sales and selling, general and administration expenses for the year ended January 28, 2017 is rent expense of $29,173  [January 30, 2016 —$22,679; January 31, 2015 —$16,972].

The following is a schedule of future minimum lease payments under operating leases:

	January 28, 2017	January 30, 2016
	$	$
Within one year	19,306	15,647
After one year but not more than five years	90,891	76,106
More than five years	38,239	35,316
	148,436	127,069

14. REVOLVING FACILITY

The Company has a credit agreement (the “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20,000 (which the Company refers to as the “Revolving Facility”) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000. As at January 28, 2017 and January 30, 2016, the Company did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at January 28, 2017, the bank’s prime rate was 2.70% [January 30, 2016 — 2.70%] and the bank’s U.S base rate was 4.50% [January 30, 2016 — 4.00%].

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37,500, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at January 28, 2017, the Company is in compliance with these covenants.

15. LOAN FROM THE CONTROLLING SHAREHOLDER

On June 11, 2015, immediately following the Company’s IPO, the advances under the loan from the controlling shareholder were fully repaid using proceeds from the IPO and cash on hand. As at January 28, 2017, the Company did not have any borrowings from the controlling shareholder [January 30, 2016 —  nil].

16. MANDATORILY REDEEMABLE PREFERENCE SHARES

Prior to the Company’s IPO on June 10, 2015, the Series A, A-1, and A-2 redeemable preferred shares liability was being accreted to their nominal value and the financial derivative liability embedded in the preferred shares was being measured at fair value with all changes recognized immediately in income (loss). For the year ended January 30, 2016, the accretion on preferred shares was

$401 and the changes in the carrying value of the financial derivative liability embedded in preferred shares amounted to $140,874. The amounts were recorded as a loss in the consolidated statement of income (loss) for the year ended January 30, 2016.

	January 28, 2017	January 30, 2016
	$	$
Redeemable preferred shares - Issued and paid
4,003,724 Series A preferred shares	—	17,955
912,689 Series A-1 preferred shares	—	6,942
152,880 Series A-2 preferred shares	—	1,689
Accrued dividends	—	3,130
Accretion for the year	—	401
Less: unamortized financing fees	—	(471)
Less: conversion of Series A, A-1 and A-2 preferred shares to 8,128,805 common shares	—	(29,646)
Balance, end of year	—	—

	For the year ended	For the year ended
	January 28, 2017	January 30, 2016
	$	$
Financial derivative liability
Balance, beginning of year	—	16,427
New issuances	—	—
Net change in fair value	—	140,874
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	—	(157,301)
Balance, end of year	—	—

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

17. SHARE CAPITAL

Authorized

An unlimited number of common shares.

		Class AA	Junior
	Common	common	preferred
	shares	shares	shares
	#	#	#
Number of shares in issuance
Balance, January 31, 2015	52,022	80,000	7,441,341
Issuance of common shares upon cashless exercise of options	322,739	—	—
Issuance of common shares upon conversion of Class AA common shares	80,000	(80,000)	—
Issuance of 1.6 common share upon conversion of Junior preferred shares	11,906,145	—	(7,441,341)
Issuance of 1.6045 common shares upon conversion of Series A preferred shares	6,423,901	—	—
Issuance of 1.6 common shares upon conversion of Series A-1 and A-2 preferred shares	1,704,904	—	—
Issuance of common shares upon initial public offering	3,414,261	—	—
Issuance of common shares upon exercise of options	133,500	—	—
Balance, January 30, 2016	24,037,472	—	—
Issuance of common shares upon exercise of options	1,236,154	—	—
Issuance of common shares upon vesting of restricted stock units	57,325	—	—
Balance, January 28, 2017	25,330,951	—	—

Issued and outstanding

	January 28, 2017	January 30, 2016
	$	$
25,330,951 Common shares [January 30, 2016 - 24,037,472 shares]	263,828	259,205
	263,828	259,205

During the year ended January 28, 2017, 1,236,154 stock options were exercised for common shares, for cash proceeds of $2,779  [January 30, 2016 — 133,500 stock options for cash proceeds of $143]. The carrying value of common shares during the year ended January 28, 2017 includes $1,396 which corresponds to a reduction in the contributed surplus associated to options exercised during the period.

In addition, during the year ended January 28, 2017, 57,325 common shares [January 30, 2016 —  nil] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $448, net of tax [January 30, 2016 — nil].

During the year ended January 30, 2016, prior to our IPO on June 10, 2015, 322,739 stock options were exercised for common shares for a non-cash settlement of $125. On June 10, 2015, immediately prior to the completion of the Company’s IPO, all of the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares were converted into common shares. As part of the closing of its IPO, the Company issued an aggregate of 3,414,261 common shares for a total gross consideration of $79,370. Share issuance costs amounted to $10,661 less a deferred income tax benefit of $2,923. On June 10, 2015, immediately following the IPO, the Company amended its articles to remove the Junior, Series A, A-1 and A-2 preferred shares and Class AA common shares from its authorized capital.

Stock‑based compensation

The 2015 Omnibus Plan provides for awards of stock options, stock appreciation rights (“SARs”), restricted stock, unrestricted stock, stock units (including restricted stock units, “RSUs”), performance awards, deferred share units, elective deferred share units and other awards convertible into or otherwise based on the Company’s common shares. Eligibility for stock options intended to be incentive stock options (“ISOs”) is limited to the Company’s employees. Dividend equivalents may also be provided in connection with an award under the 2015 Omnibus Plan. The maximum term of stock options and SARs is seven years. The options vest evenly over a period of 36 or 48 months, with some options vesting monthly and some options vesting annually. There are no cash settlement alternatives.

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 1,440,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at January 28, 2017, 966,651 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $3.72 for the year ended January 28, 2017 [January 30, 2016 — $4.76] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the year ended				For the year ended
	January 28, 2017				January 30, 2016
Risk-free interest rate			1.23%		1.15%	-	1.53%
Expected volatility			29.8%		31%	-	36.5%
Expected option life			4.0	years	3.7	-	4.0	years
Expected dividend yield			0%				0%
Exercise price	$14.39	-		$17.99	$15.64	-		$17.22

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended		For the year ended
	January 28, 2017		January 30, 2016
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	2,146,880	3.04	2,905,648	2.06
Issued	174,031	14.67	33,000	16.64
Exercised	(1,236,154)	2.25	(456,239)	0.86
Cancelled/expired	—	—	(275,529)	0.77
Forfeitures	(151,562)	6.99	(60,000)	3.67
Outstanding, end of year	933,195	5.63	2,146,880	3.04
Exercisable, end of year	624,813	4.69	1,150,149	2.27

The weighted average share price at the date of exercise for options exercised during the year ended January 28, 2017 was $14.24 [January 30, 2016 — $16.80].

.

The following table summarizes information about the stock options outstanding at January 28, 2017 and January 30, 2016:

							Number of
			Number	Weighted		Weighted	options	Weighted
			outstanding at	average		average	exercisable at	average
			January 28, 2017	contractual remaining		exercise price	January 28, 2017	exercise price
Range of exercise prices			#	life		$	#	$
$0.77			97,600	3.1	years	0.77	39,600	0.77
$3.33	-	$4.31	671,804	4.4	years	4.10	537,203	4.08
$14.39	-	$17.99	163,791	4.6	years	14.78	48,010	14.70
As at January 28, 2017			933,195	4.3	years	5.63	624,813	4.69

							Number of
			Number	Weighted		Weighted	options	Weighted
			outstanding at	average		average	exercisable at	average
			January 30, 2016	contractual remaining		exercise price	January 30, 2016	exercise price
Range of exercise prices			#	life		$	#	$
$0.63			160,000	0.0	year	0.63	160,000	0.63
$0.77			606,637	3.6	years	0.77	432,795	0.77
$3.33	-	$4.31	1,347,243	5.4	years	4.02	557,354	3.90
$15.64			12,000	6.2	years	15.63	—	—
$17.22			21,000	6.6	years	17.22	—	—
As at January 30, 2016			2,146,880	4.5	years	3.04	1,150,149	2.27

A summary of the status of the Company’s RSU plan and changes during the year ended January 28, 2017 is presented below.

	For the year ended		For the year ended
	January 28, 2017		January 30, 2016
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	252,720	7.39	—	—
Granted	194,855	15.11	258,480	7.38
Forfeitures	(78,184)	(9.68)	(5,760)	7.07
Vested	(57,325)	(7.82)	—	—
Vested, withheld for tax	(59,833)	(7.90)	—	—
Outstanding, end of year	252,233	12.42	252,720	7.39

(1)	Weighted average fair value per unit as at date of grant.

During the year ended January 28, 2017, the Company recognized a stock-based compensation expense of $2,264 [January 30, 2016 — $1,749; January 31, 2015 — $947].

18. FINANCE COSTS

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
Interest on loan from the controlling shareholder [note 15]	—	48	210
Interest and financing fees on term loan	75	544	926
Interest on finance lease	—	19	28
Accrued dividends on preferred shares — Series A, A-1 and A-2 [note 16]	—	438	1,178
Other finance costs	1	2	3
	76	1,051	2,345

19. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	January 28, 2017		January 30, 2016		January 31, 2015
	%	$	%	$	%	$
Income tax provision (recovery) — statutory rate	26.5	(1,564)	26.5	(34,729)	26.5	1,628
Increase (decrease) in provision for income tax (recovery) resulting from:	—	—	—	—	—	—
Recognition of previously unrecognized U.S. tax losses	—	—	—	—	(52)	(3,170)
Unrecognized benefit on U.S. tax losses and other temporary differences	—	—	—	—	—	—
Non-deductible items and translation adjustments	(10.1)	598	—	—	—	—
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	—		(28.7)	37,506	6.2	377
Stock based compensation	—	—	(0.6)	769	16.1	982
Other	21.5	(1,269)	(0.9)	1,122	(2.5)	(150)
Income tax recovery — effective tax rate	37.9	(2,235)	(3.7)	4,668	(5.5)	(333)

A breakdown of the income tax provision (recovery) on the consolidated income statement is as follows:

	January 28, 2017	January 30, 2016
	$	$
Income tax provision (recovery)
Current	2,145	3,304
Deferred	(4,380)	1,364
	(2,235)	4,668

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and liabilities are as follows:

	January 28, 2017	January 30, 2016
	$	$
Deferred income tax assets
U.S. operating losses carried forward	2,439	3,779
Deferred rent	1,885	1,500
Stock options	5,647	4,154
Financing fees and IPO-related costs	1,801	2,465
Lease inducements	664	227
Provisions	3,365	275
Others	1,175	93
Total deferred income tax assets	16,976	12,493
Deferred income tax liabilities
Carrying values of property and equipment in excess of tax basis	(2,171)	(2,725)
Unrealized foreign exchange gain on derivative financial instruments	(121)	(914)
Unrealized foreign exchange gain related to intercompany advances	(309)	(977)
Total deferred income tax liabilities	(2,601)	(4,616)
Net deferred income tax assets (liabilities)	14,375	7,877

As at January 28, 2017, the Company’s U.S. subsidiary has accumulated losses amounting to US$14.9 million [January 30, 2016 — US$9.7 million; January 31, 2015 — US$5.8 million], which expire during the years 2033 to 2037. Based upon the projections for future taxable income and prudent tax planning strategies, management believes it is probable the Company will realize the benefits of these operating tax losses carried forward. See Note 5 for how the Company determines the extent to which the deferred income tax assets are recognized.

The changes in the net deferred income tax asset were as follows for the fiscal years:

	January 28, 2017	January 30, 2016
	$	$
Balance net, beginning of year	7,877	2,855
Deferred rent	385	440
Recognition of U.S. operating losses carried forward	(1,340)	633
Carrying value of property and equipment in excess of tax losses	554	(1,532)
Stock options	1,493	4,055
Financing fees and IPO-related costs	(664)	2,306
Foreign exchange gain on derivative financial instrument	793	(914)
Unrealized foreign exchange gain on intercompany advances	668	(428)
Lease inducement	437	227
Provisions	3,090	275
Others	1,082	(40)
Deferred income tax assets net, end of year	14,375	7,877

20. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
Wages, salaries and employee benefits	61,143	50,671	41,181
Depreciation of property and equipment	8,069	5,832	4,874
Amortization of intangible assets	758	613	573
Loss on disposal of property and equipment	356	297	31
Impairment of property and equipment	7,516	—	2,740
Provision (recovery) for onerous contracts	8,140	(265)	805
Stock-based compensation	2,264	1,749	947
Executive separation costs related to salary	835	—	—
Other selling, general and administration	25,675	21,219	15,414
	114,756	80,116	66,565

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
Net income (loss) for basic EPS	(3,688)	(131,431)	6,454
– Dividends on preferred shares	—	—	1,178
– Accretion of preferred shares	—	—	1,044
– Loss from embedded derivative on Series A, A-1, and A-2 preferred shares	—	—	380
Adjusted net income (loss) for diluted EPS	(3,688)	(131,431)	9,056

Weighted average number of shares outstanding — basic	24,699,290	19,776,946	11,984,763
Preferred shares Series A	—	—	6,423,895
Preferred shares Series A-1	—	—	—
Preferred shares Series A-2	—	—	31,072
Restricted stock units	—	—	—
Options	—	—	1,527,116
Weighted average number of shares — fully diluted	24,699,290	19,776,946	19,966,846

For the years ended January 30, 2016 and January 28, 2017, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 17 and the Series A, Series A‑1 and Series A‑2 preferred shares disclosed in Note 16 are anti‑dilutive. For the year ended January 31, 2015, the Series A-1 preferred shares were deemed anti-dilutive.

22. RELATED PARTY DISCLOSURES

During the year ended January 28, 2017,  the Company occupied and paid rent on a property leased from a company controlled by the controlling shareholder amounting to nil  [January 30, 2016 —$38; January 31, 2015 —$175].

During the year ended January 30, 2016 the Company paid $41 [January 31, 2015 — $83] for air travel services to a company associated with a board member. The amount was nil for the year ended January 28, 2017.

During the year ended January 30, 2016,  interest was incurred on the loan from the controlling shareholder amounting to $48, [January 31, 2015 —$210]  of which $48 was paid on June 11, 2015 [January 31, 2015 — nil]. In addition, dividends on Series A, A-1 and A-2 preferred shares were accrued for $438 [January 31, 2015 — $1,178]. On June 11, 2015, immediately following the Company’s IPO, the advances under the loan from the controlling shareholder were fully repaid using the proceeds from the IPO and cash on hand, and  the Series A, A-1 and A-2 preferred shares were converted into common shares.

The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

Transactions with key management personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$

Wages, salaries and bonus	3,460	3,600	3,918
Stock-based compensation	1,377	1,177	832
Total compensation earned by key management personnel	4,837	4,777	4,750

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

The Company derives revenue from the following products:

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
Tea	143,280	120,022	95,995
Tea accessories	53,807	43,191	31,295
Food and beverages	18,897	17,477	14,593
	215,984	180,690	141,883

Property and equipment and intangible assets by country are as follows:

	January 28, 2017	January 30, 2016	January 31, 2015
	$	$	$
Canada	41,432	35,915	30,539
US	12,686	13,657	6,751
Total	54,118	49,572	37,290

Gross profit per country, excluding intercompany profit, is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the year ended
	January 28, 2017
	Canada	US	Consolidated
	$	$	$
Sales	180,380	35,604	215,984
Cost of sales	86,473	21,061	107,534
Gross profit	93,907	14,543	108,450
Selling, general and administration expenses			114,756
Results from operating activities			(6,306)
Finance costs			76
Finance income			(479)
Loss before income taxes			(5,903)

	For the year ended
	January 30, 2016
	Canada	US	Consolidated
	$	$	$
Sales	156,186	24,504	180,690
Cost of sales	71,657	13,702	85,359
Gross profit	84,529	10,802	95,331
Selling, general and administration expenses			80,116
Results from operating activities			15,215
Finance costs			1,051
Finance income			(348)
Accretion of preferred shares			401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares			140,874
Loss before income taxes			(126,763)

	For the year ended
	January 31, 2015
	Canada	US	Consolidated
	$	$	$
Sales	129,212	12,671	141,883
Cost of sales	56,771	7,414	64,185
Gross profit, before unallocated items	72,441	5,257	77,698
Selling, general and administration expenses			66,565
Results from operating activities			11,133
Finance costs			2,345
Finance income			(133)
Accretion of preferred shares			1,044
Loss from embedded derivative on Series A, A-1 and A-2 Preferred Shares			380
IPO-related costs			856
Settlement cost related to former option holder			520
Income before income taxes			6,121

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $29.

The Company’s foreign exchange exposure is as follows:

	January 28, 2017	January 30, 2016
	US$	US$
Cash	690	464
Accounts receivable	1,188	1,126
Accounts payable	2,461	2,092

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through October 2017. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the years ended January 28, 2017 and January 30, 2016. As at January 28, 2017 and January 30, 2016, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at January 28, 2017 are as follows:

	Range of	Nominal	Nominal		Unrealized
	contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2696 - 1.3098	32,700	42,404	Feburary 2017 to October 2017	454

The nominal and contract values of foreign exchange contracts outstanding as at January 30, 2016 are as follows:

	Range of	Nominal	Nominal		Unrealized
	contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.306	36,550	47,734	February 2016 to October 2016	3,442

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (see Note 14). As at January 28, 2017, the Company did not have any borrowings on the Revolving Facility.

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

As at January 28, 2017, the Company had $64,440 in cash. In addition, as outlined in Note 14, the Company has a Revolving Facility of $20,000, of which nil was drawn as at January 28, 2017. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base and its store renovations through cash flows from operations, the Revolving Facility (Note 14) and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

The following table summarizes the obligations as of January 28, 2017, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	January 28, 2017
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	19,681	19,681	—	—
Operating lease obligations	148,436	19,306	90,891	38,239
Purchase obligations	5,842	5,842	—	—
	173,959	44,829	90,891	38,239

	January 30, 2016
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	14,435	14,435	—	—
Operating lease obligations	127,069	15,647	76,106	35,316
Purchase obligations	6,583	10,373	—	—
	148,087	40,455	76,106	35,316

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

The classification of financial instruments, as well as their carrying values and fair values, are shown in the tables below:

	January 28, 2017		January 30, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	$	$	$	$
Financial assets
Derivative financial instruments — foreign forward exchange contracts	454	454	3,442	3,442
Financial liabilities	—	—	—	—

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

There were no significant transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended January 28, 2017 and January 30, 2016.

Reconciliation of Level 3 fair values

Changes in fair value of Level 3 financial instruments were as follows, for the years ended January 28, 2017 and January 30, 2016.

	Fair value of Level 3
	financial instruments
	January 28, 2017	January 30, 2016
	$	$
Balance, beginning of the period	—	16,427
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	140,874
Less: conversion of Series A, A-1 and A-2 preferred shares to common shares	—	(157,301)
Balance, end of period	—	—

25. MANAGEMENT OF CAPITAL

As at January 28, 2017, the Company’s capital is composed of shareholders’ equity as follows:

	January 28, 2017	January 30, 2016
	$	$
Total debt	—	—
Shareholder’s equity [excluding accumulated other comprehensive income]	130,263	127,834
Total capital under management	130,263	127,834

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

The Company currently funds these requirements from cash flows from operations as well as its financial resources, which include a cash balance of $64,440 as at January 28, 2017, the Revolving Facility (Note 25 and through its issuances of common shares (Note 17. The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

The Company is subject to certain non‑financial covenants related to its Revolving Facility, all of which were met as at January 28, 2017 and January 30, 2016. There has been no change with respect to the overall capital risk management strategy during the years ended January 28, 2017 and January 30, 2016.

26. GUARANTEES

Some agreements to which the Company is party, specifically those related to debt agreements and the leasing of its premises, include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at January 28, 2017, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

The Company indemnifies its directors and officers against claims reasonably incurred and resulting from the performance of their services to the Company, and maintains liability insurance for its directors and officers as well as those of its subsidiary.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s Report on Internal Control over Financial Reporting

For Management’s Report on Internal Control over Financial Reporting, see Item 8, Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

As disclosed in our Quarterly Reports on Form 10-Q for the quarters ended May 2, 2015, August 1, 2015 and October 31, 2015, we have made changes to our internal control over financial reporting to remediate the material weakness in our internal control over financial reporting identified prior to our initial public offering that related to our controls over the valuation process used in valuing the liability associated with the embedded derivative related to our Series A, A-1 and A-2 preferred shares that automatically converted into common shares in connection with our initial public offering. After completing our testing of the design and operational effectiveness of these controls, our management has concluded that we have remediated the material weakness as of January 28, 2017. Other than those changes related to our remediation efforts, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended January 28, 2017 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, DIRECTOR NOMINEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of the names and ages of our directors, director nominees and officers as of April 11, 2017, and a brief account of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Joel Silver...................................................................	46	President, Chief Executive Officer and Director
Luis Borgen.................................................................	47	Chief Financial Officer
Christine Bullen...........................................................	46	Managing Director, USA
Doug Higginbotham.....................................................	52	Head of Supply Chain
Edmund Noonan.........................................................	50	Head of Global Real Estate and Store Development
Howard Tafler.............................................................	47	Chief Accounting Officer
Maurice Tousson.........................................................	68	Director and Chairman
Emilia Di Raddo...........................................................	59	Director
Tom Folliard.................................................................	54	Director
David W. McCreight.....................................................	54	Director
Lorenzo Salvaggio.......................................................	62	Director
Herschel Segal.............................................................	86	Co‑Founder and Director
Sarah Segal.................................................................	32	Director
Michael J. Mardy.........................................................	68	Director
Kathleen C. Tierney.....................................................	71	Director
Gary O’Connor.............................................................	69	Director Nominee
Tyler Gage...................................................................	31	Director Nominee

Joel Silver, President and Chief Executive Officer.  Mr. Silver, 46, joined our company in March 2017. Prior to that, Mr. Silver has served in a variety of leadership roles for various consumer goods companies. From 2011 to 2016, Mr. Silver served as General Partner and a member of the board of directors of TrilogyGrowth, a venture capital fund he co-founded. From 2003 to 2011, Mr. Silver held several positions of increasing responsibility at Indigo Books & Music Inc. (TSX:IDG) and has been a member of its board of directors since 2011. Mr. Silver earned his Bachelor’s degree from Wilfrid-Laurier University in Canada and his Master’s degree of Business Administration from Harvard University. Mr. Silver brings diverse experience with consumer-centric and lifestyle brands. Mr. Silver is a resident of Ontario, Canada.

Luis Borgen, Chief Financial Officer.  Mr. Borgen, 47, became our Chief Financial Officer in May 2012. Prior to joining us, Mr. Borgen served as Chief Financial Officer of DaVita HealthCare Partners Inc. from March 2010 to April 2012. From February 2009 to March 2010, Mr. Borgen served as Senior Vice President, Finance for the U.S. retail division of Staples, Inc. From June 2005 until January 2009, Mr. Borgen served as the Vice President, Finance for the U.S. retail division of Staples, Inc. From July 2002 to June 2005, Mr. Borgen served as Vice President, Corporate Financial Planning and Analysis of Staples, Inc. From February 1999 to June 2002, Mr. Borgen served in the corporate treasury department of Staples, Inc., including as Vice President and Assistant Treasurer. Mr. Borgen received a B.S. in Business Management from the United States Air Force Academy, a Masters in Finance from Boston College and an M.B.A. from The University of Chicago. Mr. Borgen is a resident of Massachusetts, USA.

Christine Bullen,  Managing Director, USA.    Mrs. Bullen, 46, joined the Company as Managing Director, USA in May 2016. On January 28, 2017, she was named Interim President and Chief Executive Officer and director and served in such position until Mr. Silver’s appointment on March 12, 2017. On April 12, 2017, she was appointed Chief Operating Officer and President of DAVIDsTEA (USA). Prior to that, Mrs. Bullen served as Vice-President, Direct-to-Consumer & Specialty Channels from January 2009 to May 2016, as Vice-President, Retail from March 2007 to January 2009, and as Director of Merchandising and Marketing from June 2006 to March 2007, at Lindt & Sprüngli. Mrs. Bullen has held the positions of Chief Operating Officer at Leila Rowe, a New York based fashion accessory company, and Director of New Business Development at Elizabeth Arden, Inc. Mrs. Bullen received a Certification in Leadership Best Practices from Harvard University. Mrs. Bullen brings significant experience in the retail industry to the Board. Mrs. Bullen is a resident of New Hamshire, USA.

Doug Higginbotham, Head of Supply Chain.    Mr. Higginbotham, 52, became our Head of Supply Chain in August 2013.  From 2010 to 2013, Mr. Higginbotham was with McNairn Packaging based in Ontario, Canada, in the role of Vice President of Supply Chain for North America Operations. Prior to that, Mr. Higginbotham held various roles at Yankee Candle over a ten year span, including Vice President of Purchasing & Logistics, Vice President of Purchasing & Quality, and Vice President of Logistics. Mr. Higginbotham received a BS in Business Administration/Management from the University of Phoenix and a MBA in Global Management from the University of Phoenix. Mr. Higginbotham is a resident of Massachusetts, USA.

Edmund Noonan, Head of Global Real Estate and Store Development.  Mr. Noonan, 50, became our Head of Store Development in October 2014 and Head of Global Real Estate in March 2015. Prior to that, Mr. Noonan served in increasing roles of responsibility at Abercrombie & Fitch, Inc. from January 2008 through September 2014, including Vice President, Real Estate for the United States & Canada, Vice President, Capital, Real Estate Finance & Accounting and Senior Director, Corporate Finance. Mr. Noonan received a B.S. in Finance and Political Science from Miami University and an M.B.A. in Finance from The Ohio State University. Mr. Noonan is a resident of Ohio, USA.

Howard Tafler, Chief Accounting Officer.  Mr. Tafler, 47, joined our Company in January 2010 and serves as our Chief Accounting Officer. Prior to joining the Company, Mr. Tafler worked at a national accounting firm and was the Chief Financial Officer of a manufacturing company from 2003 to 2009. Mr. Tafler received a Bachelor of Commerce in Accounting from McGill University. Mr. Tafler is also a chartered accountant and a CPA. Mr. Tafler is a resident of Québec, Canada.

Maurice Tousson, Chairman.    Mr. Tousson, 68, has served as President and Chief Executive Officer of CDREM Group Inc., a Canada based chain of retail stores known as Centre du Rasoir or Personal Edge from January 2000 to December 2016. Mr. Tousson has held executive positions at well-known Canadian specialty stores, including Chateau Stores of Canada, Consumers Distributing and Sports Experts, with responsibilities for operations, finance, marketing and corporate development. Mr. Tousson currently sits on the Board of Directors of Dorel Industries (TSE: DII), a multinational public company where he acts as Lead Director. Mr. Tousson holds an MBA degree from Long Island University in New York. Mr. Tousson brings valuable management and retail experience to the Board. Mr. Tousson is a resident of Toronto, Canada.

Emilia Di Raddo, Director.    Mrs. Di Raddo, 59, has been a director since 2012, except between January 2013 to March 2014. She has been the President of Le Chateau Inc. (TSX: CTU/A) since 2000, where she has been serving on the Board of Directors since 2001, and was Chief Financial Officer from 1996 to 2000. Prior to that, Mrs. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products’ industry. Mrs. Di Raddo received a Bachelor of Commerce and a Diploma in Accountancy from Concordia University and is also a chartered accountant and a CPA. Mrs. Di Raddo brings valuable retail industry experience to the Board. Mrs. Di Raddo is a resident of Québec, Canada.

Tom Folliard, Director.  Mr. Folliard, 54, became a director in 2014. He has served as the President and Chief Executive Officer of CarMax, Inc. from 2006 until February 2016 when he ceased to serve as the President. Prior to that, Mr. Folliard served as executive vice president of store operations from 2001 to 2006 and vice president of merchandising from 1996 to 2001. Mr. Folliard serves on the Board of Directors of CarMax, Inc. (NYSE: KMX) and Pulte Group (NYSE: PHM). Mr. Folliard received a B.S. in Management from Florida Institute of Technology. Mr. Folliard brings valuable management and retail experience to the Board. Mr. Folliard is a resident of Massachusetts, USA.

Michael J. Mardy, Director.    Mr. Mardy, 68, has served as Executive Vice President and Director of specialty retailer, Tumi Inc. since July 2003. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President and CFO of Keystone Food LLC, a processor and distributor. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy served on the board of directors of Keurig Green Mountain Inc. (Nasdaq: GMCR) and ModusLink Global Solutions (Nasdaq: MLNK), Inc. acting as audit committee chair and a member of their respective compensation committees. Mr. Mardy also served on the NYSE Advisory Board and is a trustee of the New Jersey chapter of the Financial Executive Institute, as well as a member of the board of the Eden Institute for Autism. Mr. Mardy holds an MBA from Rutgers University and undergraduate degree from Princeton University. He is a member of the American institute of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants. Mr. Mardy brings valuable management, retail and finance experience to the Board. Mr. Mardy is a resident of New Jersey, USA.

David W. McCreight, Director.  Mr. McCreight, 54, became in director in 2014. He has served as President of URBN Inc. and Chief Executive Officer of Anthropologie Group since February 2016. Prior to that, Mr. McCreight was Chief Executive Officer of Anthropologie Group from November 2011 until February 2016, President of Under Armour, Inc. from 2008 until 2010 and President of Lands’ End, Inc. from 2005 to 2008. Mr. McCreight also held the position of Senior Vice President of Merchandising at Lands’ End from 2003 to 2005 and Senior Vice President and General Merchandising Manager of Disney Stores from 2001 to 2003. Mr. McCreight received a B.A. in Liberal Arts from the University of Virginia. Mr. McCreight is qualified to serve on the Board given his experiences described above and his understanding of the retail industry. Mr. McCreight is a resident of Maryland, USA.

Gary O’Connor, Director.    Mr. O’Connor, 69, was an audit partner at KPMG Barbados from September 2009 to September 2012, at which time he retired. He has served on the Board of Investor Restaurant Group Inc. since March 2014 where he also chairs the Audit and Risks Committee. Mr. O’Connor received a Bachelor of Commerce in Accounting from Concordia University. Mr. O’Connor brings accounting experience to the Board. Mr. O’Connor is a resident of Québec, Canada.

Lorenzo Salvaggio, Director.  Mr. Salvaggio, 62, became a director in 2014. He has close to forty years of business experience in banking, accounting, retail and manufacturing. He serves as the Vice President, Secretary and Chief Operating Officer of Rainy Day Investments Ltd. Prior to that, he served as Chief Financial Officer of Les Distribution Regitan Ltd., a food wholesaler, from October 2012 to May 2014 and from July 2005 to October 2012 was a consultant at and owner of Lyceum Management Services Inc., a consulting firm focused on corporate turn-around and M&A. Mr. Salvaggio received a Bachelor of Commerce in Accounting from Concordia University and continued his studies at McGill University to obtain both his Diploma in Accountancy and a Certified Management Accountant (C.M.A.) accreditation.. Mr. Salvaggio is a CPA and CMA. Mr. Salvaggio brings significant management and accounting experience to the Board. Mr. Salvaggio is a resident of Québec, Canada.

Herschel Segal, Co-Founder and Director.  Since January 1969, Mr. Segal, 86, has served as the President and Chief Executive Officer of Rainy Day Investments Ltd., an investment company. Mr. Segal founded Le Chateau Inc. (TSX: CTU/A), a clothing retailer, in 1959 and served as its Chief Executive Officer until September 2006, where he also served as Executive Chairman until February 2007 and where he is still a director. Mr. Segal received a B.A. in Economics and Political Science from McGill University. Mr. Segal brings vast retail industry experience to the Board. Mr. Segal is a resident of Québec, Canada.

Sarah Segal, Director.  Ms. Segal, 32, became a director in 2012. She served as the President and Head of Product Development and Tea Department from December 2010 to September 2012. Since May 2013, Ms. Segal has served as the Chief Exeuctive Officer of the retail company SQUISH Candy, based in Montreal, Quebec. Ms. Segal received a B.A. in Environmental Health from McGill University and a M.Sc. in Water Science, Policy and Management from Oxford University. Ms. Segal brings knowledge of the Company and retail experience to the Board. Ms. Segal is a resident of Québec, Canada.

Kathleen C. Tierney, Director.  Ms. Tierney, 71, has served as Chief Executive Officer of specialty retailer Sur La Table, Inc. from August 2004 to 2008 and served as its Executive Vice Chairman from 2008 to 2011. From 2001 to 2003, she served as Chief Executive Officer of Fitch North America. She served as an Independent Consultant with a client roster including The Home Depot, Vinquiry, Yoga Works and Hirsch Bedner Design. Prior to this, Ms. Tierney was the Chief Executive Officer at Smith & Hawken from 1993 to 1999.  During her tenure at The Nature Company, she served as an Executive Vice President , overseeing their growth from 3 locations to 120 stores nationwide. She has a rich background in the Retail Industry and International business and travel. Ms. Tierney earned a B.A. in English Literature from Dominican College in California, served two years in the Peace Corps, holds a lifetime teaching credential from the State of California and a Strategic Marketing Certificate from Harvard University. Ms. Tierney brings valuable management and retail experience to the Board. Ms. Tierney is a resident of California, USA.

Tyler Gage, Director.  Mr. Gage, 31, is the Co-Founder of Runa, LLC, a privately held organic Amazonian beverage company that processes and sells guayusa. Prior to that, Mr. Gage served as CEO of Quito, Ecuador & Brooklyn, NY, a social venture that produces fair-trade, organic Guayusa tea, from December 2008 until December 2016, where he now serves as Chairman of the board of since December 2016. Mr. Gage received a Bachelor of Literary Arts from Brown University in December 2008. Mr. Gage was featured as 30 Under 30 Entrepreneurs 2013, by Forbes Magazine, as well as Big Apple Entrepreneur of the Year 2016. Mr. Gage brings valuable beverage and tea development experience to the Board.

Family Relationships

Our co‑founder and one of our directors, Herschel Segal, is the father of Sarah Segal, who is also currently one of our directors.

Audit Committee

Function of Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Audit Committee’s primary responsibilities and duties include:

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

Independence of Audit Committee Members

Our Audit Committee consists of Michael J. Mardy, Tom Folliard and Maurice Tousson, with Michael J. Mardy serving as Chairman of the committee. The Board determined that each of them meets the independence requirements under the rules of The NASDAQ Global Market and under Rule 10A-3 under the Exchange Act. Emilia Di Raddo was a member of the Audit Committee until April 12, 2016, following which our Audit Committee consisted exclusively of independent directors.

Audit Committee Financial Expert

The Board has determined that Michael J. Mardy is an “Audit Committee financial expert.” All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The NASDAQ Global Market.

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

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended January 28, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements for the year ended January 28, 2017 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Michael J. Mardy, Chair

Tom Folliard

Maurice Tousson

Corporate Governance

Statement of Corporate Governance Practices

As a Canadian reporting issuer with securities listed on the NASDAQ, DAVIDsTEA complies with all applicable rules adopted by the Canadian Securities Administrators (the “CSA”) and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards (the “NASDAQ Standards”), provided that DAVIDsTEA complies with Canadian governance requirements. DAVIDsTEA also complies with National Instrument 58-101 - Disclosure of Corporate Governance Practices (the “CSA Disclosure Instrument”) and National Policy 58-201 (Corporate Governance Guidelines (the “CSA Governance Policy”). The CSA Governance Policy provides guidance on governance practices for Canadian issuers. The CSA Disclosure Instrument requires issuers to make the prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the requirements of the CSA Disclosure Instrument and the Corporate Governance Policy, as reflected in the disclosure made hereunder. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described below, on the recommendation of the Human Resources and Compensation Committee (“HRCC”).

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

Board of Directors

Independence

The Board of Directors consists of ten directors, nine of whom are non‑employee directors. Each director was elected at the Annual Shareholders’ meeting held on June 9, 2016 except for Mr. Silver who was appointed in replacement of Mrs. Bullen who had filled the vacancy left by Mr. Toutant following his departure effective January 29, 2017. Our directors are appointed for a one‑year term to hold office until the next annual general meeting of Shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Five of our ten directors that make up the Board of Directors are considered “independent” pursuant to Section 1.4 of the CSA’s Audit Committee Rules. Under these rules, Maurice Tousson, the Chairman of the Board of Directors, Tom Folliard, David McCreight, Michael J. Mardy, Gary O’Connor and Kathleen C. Tierney are considered independent, whereas Emilia Di Raddo, Lorenzo Salvaggio, Hershel Segal, Sarah Segal and Joel Silver are not considered to be independent as a result of their respective relationships with the Company or their relationships with other non‑independent members of the Board of Directors. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

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

The Board of Directors has a written mandate delineating its roles and responsibilities. It can be found on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com.

Chair of the Board

The Board of Directors is led by a non-executive, independent Chairman, which the Company believes contributes to the Board’s ability to function independently of management. Mr. Maurice Tousson has been a director of the Company since 2016 at which time he also became the Chairman of the Board. As Chairman of the Board, Mr. Maurice Tousson is responsible for overseeing the Board in carrying out its roles and responsibilities, which includes overseeing that the Board’s duties and responsibilities are carried out independently of management. See “Position Description” below for further detail on the role of the Chairman.

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

The HRCC, together with the Chairman of the Board and the President and CEO, develop yearly goals and objectives that the President and CEO is responsible for meeting. The HRCC and the Chairman of the Board evaluate the President and CEO’s performance in light of such goals and objectives and establish his compensation based on this evaluation. The corporate objectives that the President and CEO is responsible for meeting, with the rest of management placed under his supervision, are determined by the strategic plans and the budgets as they are approved each year by the Board.

Election of Directors

The articles of the Company (the “Articles”) provide that the Board shall consist of not less than three (3) and not more than fifteen (15) directors. Five (5) of the nominees are currently members of the Board of Directors and have been members since the dates indicated below. Messrs. Folliard and Salvaggio together with Mrs. Tierney, current members of the Board, will not be standing for election. However, the Board is nominating Gary O’Connor,as a new independent member of the Board, such that, as a result, the Board has reduced at eight  (8) the number of directors to be elected to the Board at the Meeting. Shareholders may vote for each director individually. If prior to the Meeting, any of the nominees shall be unable or, for any reason, become unwilling to serve as a director, it is intended that the discretionary power granted by the form of proxy or voting instruction form shall be used to vote for any other person or persons as directors. Each director is elected for a one-year term ending at the next annual meeting of Shareholders or when his or her successor is elected, unless he or she resigns or his or her office otherwise becomes vacant.

Committees of the Board

The Board has established the Audit Committee, the HRCC and the Corporate Governance and Nominating Committee and has delegated to each of these committees certain responsibilities that are set forth in their respective mandates.

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Although not comprised solely of independent directors, the Board of Directors believes that the HRCC is able to carry out its mandate in the same manner as if the committee were comprised entirely of independent directors. Independent consultants may also be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. Furthermore, the HRCC is responsible for corporate governance matters. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee that must qualify as an independent director. The five current members of the HRCC are Mrs. Tierney (Chair) and Mrs. Di Raddo, as well as Messrs. McCreight, Salvaggio and Tousson. A copy of the charter of the HRCC is available on the Company’s website at

Corporate Governance and Nominating Committee

The five current members of the Corporate Governance and Nominating Committee are Mr. Folliard (Chair), Mssrs. Mardy, McCreight and Segal as well as Ms. Segal. A copy of the charter of the Corporate Governance and Nominating Committee is available on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com.

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

Ethical Business Conduct

The Company’s Code of Ethics (the “Code of Ethics”) is applicable to all DAVIDsTEA’s directors, senior managers and financial officers and has been developed to promote the honest and ethical conduct of our directors, senior managers and financial officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers. A copy of the Code of Ethics is available on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com. The Code of Ethics addresses several matters, including conflicts of interest, integrity of corporate records, confidentiality of corporate information, protection and use of corporate assets and opportunities, insider trading, compliance with laws and reporting of unethical or illegal behaviour. No waiver has ever been granted to a director or executive officer in connection with the Code of Ethics.

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

Board, Committees and Directors Performance Assessment

On an annual basis, the Chairman of the Board is responsible for the process of assessing the performance and effectiveness of the Board as a whole, the Board Committees, Committee Chairs and individual directors. Questionnaires are distributed to each director for the purpose of (i) evaluating the Board’s responsibilities and functions, its operations, how it compares with boards of other companies on which the directors serve and the performance of the Board’s Committees and (ii) inviting directors to make suggestions for improving the performance of the Chairman of the Board, Committee Chairs and individual directors. The questionnaire completed by the Chairman of the Board is submitted to the Chair of the HRCC Committee. The results of the questionnaires are compiled by the

Corporate Secretary on a confidential basis to encourage full and frank commentary. In addition, the Chairman of the Board discusses with each Board member individually in order to discuss the questionnaires and also meets the Chair of the HRCC Committee who is responsible for his assessment. The results of the questionnaires as well as any issues raised during individual discussions are presented and discussed at a following meeting of the Board. At all times, Board members are free to discuss among themselves the performance of a fellow director, or submit such a matter to the Chairman of the Board. Based on the outcome of the discussion, the Chairman of the Board then presents to the Board the assessment’s findings and its recommendations to enhance the performance and effectiveness of the Board and its Committees.

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

Director Orientation and Continuing Education

Orientation

The HRCC Committee is responsible for developing, monitoring and reviewing the Company’s orientation and continuing education programs for directors. New directors are provided with an information package on the Company’s business, its strategic and operational business plans, its operating performance, its governance system and its financial position. Also, new directors meet individually with the President and Chief Executive Officer and other senior executives to discuss these matters. The Board ensures that prospective candidates fully understand the role of the Board and its Committees and the contribution that individual directors are expected to make, including, in particular, the personal commitment that the Company expects of its directors.

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2016 Summary Compensation Table" below. In Fiscal 2016, our "named executive officers" and their positions were as follows:

•	Sylvain Toutant, President and Chief Executive Officer until his departure effective January 29, 2017
•	Luis Borgen, Chief Financial Officer
•	Christine Bullen, Managing Director, USA
•	Edmund Noonan III, Head of Global Real Estate and Store Development
•	Isabelle Grisé, Chief Merchandising and Marketing Officer until her departure effective January 19, 2017

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on Form 10-K "Cautionary Note Regarding Forward-Looking Statements."

Summary Compensation Table

Executive and Director Compensation

The following relates to the compensation of the named executive officers for the fiscal year ended January 28, 2017. Our “Named Executive Officers”, being the President and Chief Executive Officer of the Company (“CEO”) until January 28, 2017, the last day of our fiscal year, our Chief Financial Officer (“CFO”), and the three most highly compensated executive officers of the Company, including any of its subsidiaries, who each earned total compensation that exceeded $100,000 for the fiscal year ended January 28, 2017, are:

•	Mr. Toutant, President and CEO until his departure effective January 29 2017;
•	Mr. Borgen, CFO;
•	Mrs. Bullen, Managing Director, USA;
•	Mr. Noonan III, Head of Global Real Estate and Store Development; and
•	Mrs. Grisé, Chief Merchandising and Marketing Officer until her departure effective January 19, 2017.

Each year, the HRCC reviews and determines the compensation of the Named Executive Officers.

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

•

Attract and retain executives through long-term vesting and potential wealth accumulation

•

Drive long-term Shareholder returns, promote growth and sustainability

•

Align executive compensation with Shareholder interests by making a significant portion of compensation variable
Positioning	• Target market median; adjusted for individual experience and competencies	• Target slightly below general market practices	• Target slightly below market	• Target market median for design/payouts depends on performance	• Opportunity commensurate with developing, high growth companies
Form and Timing	• Cash	• Health insurance • Group Insurance Program	• Employee product discount	• Cash

•

Generally, (as determined annually by the HRCC):

•

Stock options (50%) with a 7‑year term, vesting between three and four years depending on the award.

•

Restricted stock units (50%) vesting over 3 years.

The table below illustrates the proportion of each compensation component comprising the total direct compensation of the named executive officers at target level.

Name	Base Salary	Target Bonus	Target Long-Term Incentives
	(%)	(%)	(%)
Sylvain Toutant	36.4%	27.3%	36.4%
Luis Borgen	55.6%	22.2%	22.2%
Christine Bullen	60.6%	18.2%	21.2%
Edmund Noonan III	60.6%	18.2%	21.2%
Isabelle Grisé	60.6%	18.2%	21.2%

Benchmarking

To ensure that its compensation programs are competitive, DAVIDsTEA conducts periodic benchmarking studies based on compensation data included in management proxy circulars and published surveys from known firms, with an objective that the target total direct compensation for the senior management team be positioned in line with the Company’s compensation philosophy and components detailed in the above section. The current compensation comparator group was developed from Canadian and U.S. publicly-traded companies that either specialize in beverage and/or drinks, packaged food or specialty retail outlets following analysis done by the Company’s independent compensation consultants. In choosing the companies, attention was also given to the size of revenues, EBITDA and market capitalization to ensure they were in a range comparable with DAVIDsTEA. Below is the list of the 17 organizations comprising the compensation comparator group:

U.S. Food and Beverage Sector		U.S. Specialty Retailers	Canada Food and Beverage Sector
Rocky Mountain Chocolate Factory Inc.	Inventure Foods	Vera Bradley Inc.	Andrew Peller Ltd
Crystal Rock Holding	LifeVantage Corporation	Francesca’s Holdings	Corby Spirit and Wine Ltd
Amplify Snack Brands	Craft Bew Alliance Inc.	Bebe Stores Inc.	Ten Peaks Coffee Company
Nature’s Sunshine Products	Coffee Holding		MTY Group
Jamba Inc.			The Second Cup

Compensation Risk Oversight

The Board of Directors and the HRCC are very mindful of risks associated with the Company’s compensation policies and practices and take into account their implications when making compensation decisions. At this time, there have been no risks identified that are likely to have material adverse effects on the Company, its operations or finances.

In order to limit the chances of creating compensation policies that would encourage named executive officers to take excessive or inappropriate risks, the Board and the HRCC have adopted a number of practices and policies designed to safeguard the Company’s and its Shareholders’ interests.

The Use of an Independent Compensation Consultant

The HRCC retained the services of PCI – Perrault Consulting (“PCI”), an independent compensation consultant, in 2014, to assist the Board and the committee with executive and other compensation matters. During the fiscal year ended January 28, 2017, PCI assisted the HRCC with a few mandates including the review of the compensation of Board members. Most of these mandates have required in camera discussion with the HRCC and its Chair, without the presence of management.

The table below presents the fees paid to PCI during the three most recent fiscal years:

Year	Consultant	Executive Compensation	Other Mandates	Total Fees
2016	PCI	C$3,396	─	C$3,396
	% of total fees	100%	0%	100%
2015	PCI	C$36,634	─	C$36,634
	% of total fees	100%	0%	100%

The Balance between Fixed and Variable Compensation

While the HRCC believes it is important to link a significant portion of each named executive officers’ total direct compensation to goals related to the Company’s share price and financial results, the HRCC also want to ensure that we do not create incentives to take excessive risks to achieve such goals. As such, the HRCC make sure that the fixed portion of compensation represents a sufficient portion of the named executive officers’ compensation program. The HRCC has approved for Fiscal 2016, a cap on the maximum amount payable under the annual incentive program at two times target level, which limits the upside from the plan at a reasonable level to motivate the executives, while remaining within the Company’s risk appetite framework.

The Choice of Performance Measures

The HRCC decided to apply the same performance measures and objectives to the annual awards for all of the named executive officers, which promotes a culture of collaboration and prioritizes efforts to achieve the desired results, while reducing the risks of an individual taking excessive risks for personal benefit. The HRCC also believes that Adjusted EBITDA is a significant measure of the Company’s growth and is well understood by employees, shareholders and investors and therefore represents a logical choice of performance measure for the annual incentive program.

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

Automatic Securities Disposition Plan (10b5-1 Plan)

Automatic Securities Disposition Plans are permitted under the Insider Trading Policy and must be approved by the Corporate Secretary and meet the requirements of the Securities Act (Québec) and similar rules and regulations in other applicable Canadian securities laws as well as with Rule 10b5-1(c)(1)(i)(B) under the Exchange Act. In general, such plans must be entered into at a time when the person entering into the plan is not aware of any material non-public information.

Elements of Compensation Program

The following presents in greater detail the Company’s compensation components and illustrates its application for the most recently completed financial year.

Base salaries

Base salaries of the Named Executive Officers are determined annually by the HRCC. When determining base salary each year, the HRCC takes the following factors into account: each executive’s experience and individual performance, the Company’s performance as a whole, cost of living adjustments and other industry conditions, but does not assign any specific weighting to any factor. As a guideline, the HRCC targets the salary component of the compensation program at the median of our comparator group.

For the fiscal year ended January 28, 2017, the HRCC approved base salary increases varying from 0% to 12% for the Named Executive Officers, for an average increase of 3.4%.

Name	Salary as at January 28, 2017 ($)	Increase during last fiscal year (%)	Currency
Sylvain Toutant	392,000	1.8%	CDN
Luis Borgen	355,000	1.4%	USD
Christine Bullen	310,000	0.0%	USD
Edmund Noonan III	258,000	2.0%	USD
Isabelle Grisé	280,000	12.0%	CDN

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the named executive officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly skilled executives. As DAVIDsTEA is an organization still in its early stages, it is very important for the Company to roll-out its strategy and reap the benefits of its growth. As such, the HRCC determined that the most meaningful measure of successful growth was Adjusted EBITDA and reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2016, the formula attributed 75% to corporate Adjusted EBITDA and 25% to other profit-base financial objectives. Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment.

For the fiscal year ended January 28, 2017 the Company did not meet the annual incentive program targets. As such no payment was made to the Named Executive Officers under the Short-Term Incentive Plan.

(expressed as a percentage of base salary)
Name	Target Bonus (%)	Maximum Bonus (%)	Corporate Performance Factor (%)	Actual Payout (%)
Sylvain Toutant	75%	150%		0%
Luis Borgen	40%	80%		0%
Christine Bullen	30%	60%	0.0%	0%
Edmund Noonan III	30%	60%		0%
Isabelle Grisé	30%	60%		0%

Mid- and Long-Term Incentive Plans

In 2015, the Board and the shareholders of the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with our IPO. Following its adoption by the Board on March 31, 2015, all equity and equity‑based awards, including awards to the named executive officers, are made under the 2015 Omnibus Plan. Accordingly, the restricted stock unit and option awards made in Fiscal 2016 to executive officers were all made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price and are not subject to currency conversion.

Prior to the IPO, executive officers participated in the amended and restated equity incentive plan (the “Equity Plan”). As such, during the fiscal year ended January 28, 2017, the annual stock option grants were made under the 2015 Omnibus Plan.

The target award values for the named executive officers are indicated in the table below. Actual Fiscal 2016 awards can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or restricted share units/performance share units granted based on the target award values, the Company does not convert for U.S.-Canadian currency rates.

(expressed as a percentage of base salary)
Name	Target Value (%)	Maximum Value (%)
Sylvain Toutant	100%	150%
Luis Borgen	40%	60%
Christine Bullen	35%	50%
Edmund Noonan III	35%	50%
Isabelle Grisé	35%	50%

Fiscal 2016 Stock Options

Stock option awards serve to align the interests of the named executive officers with the interests of the shareholders because no value is created unless the value of the common shares appreciates after the grant. Stock options also encourage retention through the use of time‑based vesting, as vesting is generally subject to the executive’s continued employment. Stock options may also build share ownership among our named executive officers if the executive retains the shares following exercise. Stock options are granted at an exercise price equal to the closing price of our common shares on the NASDAQ Global Market on the day of the grant. Stock options are generally granted with a seven-year term and vest in equal instalments over four years.

Fiscal 2016 Restricted Stock Units

Restricted stock units serve to align the interests of the named executive officers with the interests of the shareholders as their value is tied to the price of our common shares.  Restricted stock units with a multi-year vesting schedule also promote employee retention and, therefore, are a valuable tool in assisting the Company roll out its strategy in the longer term. The number of units granted is calculated by dividing the value of the award by closing price of a share of our common stock on the NASDAQ Global Market. Restricted stock units generally vest as to 25% of the units on the first and second anniversaries and 50% of the units on the third anniversary. Restricted stock units may be settled at the HRCC’s discretion in shares of our common stock, cash or in a combination of both shares and cash.

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

Summary Compensation Table

The following table illustrates the compensation paid to the named executive officers for the last three completed fiscal years, as applicable. All compensation is disclosed in U.S. dollars. For employees who receive all or a portion of their compensation in Canadian dollars, unless otherwise indicated, an exchange of 1.3108 for 2016, 1.4074 for 2015, and 1.2716 for 2014 has been used to convert to U.S. dollars, which represents the exchange rate of the U.S. Federal Reserve Bank of New York at noon on the last day of each fiscal year, and which, in the Company’s opinion, is an appropriate reflection of exchange rates variation during the year.

Name and principal position	Year	Salary(5)	Stock Awards(6)	Option Awards(7)	Non-equity incentive plan compensation(8)		All other compensation(9)	Total Compensation
					Annual incentive plan(8)	Long-term incentive plan
		($)	($)	($)	($)	($)	($)	($)
Sylvain Toutant(1)	2016	299,054	244,960	121,438	─	─	─	665,452
President and Chief	2015	273,554	376,960	—	288,258	—	—	938,772
Executive Officer	2014	198,494	—	992,147	235,923	—	—	1,426,564
Luis Borgen	2016	355,000	79,897	39,590	─	─	─	474,487
Chief Financial	2015	350,000	138,245	─	196,700	─	—	684,945
Officer	2014	344,451	─	35,600	220,449	─	7,790	608,290
Christine Bullen(2)	2016	214,615	232,495	109,684	─	─	─	556,794
Managing Director	2015	─	─	─	─	─	─	—
U.S.	2014	─	─	─	─	─	─	—
Edmund Noonan III(3)	2016	258,000	51,586	25,588	─	─	─	335,174
Head of Global Real	2015	253,000	58,674	—	106,640	—	—	418,314
Estate and Store Development	2014	78,846	—	66,000	33,333	—	30,000	208,179
Isabelle Grisé (4)	2016	209,502	70,049	34,705	─	─	229,390	543,646
Chief Merchandising	2015	68,320	52,863	─	31,197	─	─	152,380
and Marketing Officer	2014	─	─	─	─	─	─	—

Notes:

(1)

Mr. Toutant joined the Company as President and Chief Executive Officer on June 2, 2014.Accordingly, the amounts reported in the table for 2014 reflect compensation earned by or paid to Mr. Toutant for such year from such date. Mr. Toutant ceased to act as the President and CEO of the Company effective January 29, 2017.

(2)

Mrs. Bullen joined the Company as the Managing Director, USA, on May 24, 2016. Accordingly, the amounts reported in the table for 2016 reflect compensation earned by or paid to Mrs. Bullen for such year from such date. Mrs. Bullen was appointed interim President and CEO effective upon Mr. Toutant’s departure on January 28, 2017.

(3)

Mr. Noonan joined the Company as Head of Global Real Estate and Store Development on October 13, 2014. Accordingly, the amounts reported in the table for 2014 reflect compensation earned by or paid to Mr. Noonan for such year from such date.

(4)	Mrs. Grisé joined the Company as the Chief Merchandising and Marketing Officer on September 9, 2015, a position she occupied until her departure effective January 19, 2017.
(5)

Mr. Toutant and Mrs. Grisé were paid in Canadian dollars (their base salaries in effect as of January 31, 2016 were respectively C$392,000 and C$274,615). Mr. Borgen received a portion of his base salary and annual bonus in Canadian dollars. His base salary in effect as of January 31, 2016 was US$355,000.

(6)

Amounts shown reflect the aggregate grant date fair market value of time-vesting restricted stock units granted to all Named Executive Officers on April 15, 2016 (except for Mrs. Bullen whose grant was made on May 24, 2016 upon her start date), under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in note 17 to the Company’s Consolidated Financial Statements for the year ended January 28, 2017.

(7)

Amounts shown reflect the aggregate grant date fair value of time-vesting stock options, using a Black-Scholes option pricing model, and exclude the value of estimated forfeitures. Assumptions used in the calculation of these amounts are included below for grants received by the named executive officers over the last three fiscal years and have been adjusted to reflect the May 12, 2015 1for 1.6 stock split on the Shares. Prior to the IPO, the fair market value of stock options was determined by an independent third party. The stock option valueused for accounting and financial statement purposes is equal to the above-disclosed compensation value.

	2016-03-30	2015-01-14	2014-10-09	2014-07-25	2014-06-02	2013-08-12	2012-04-19
Exercice price ($ CDN)	11.99$ USD	4.30	4.31	4.25	4.25	3.33	0.77
Term (years)	7.0	3.65	7.0	7.0	7.0	7.0	7.0
Dividend yield (%)	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Risk-free interest rate (%)	1.23	1.15	1.52	1.52	1.52	2.03	1.44
Volatility (%)	29.8%	30.6%	39.0%	39.0%	39.0%	45.0%	45.0%
Fair market value ($ CDN)	2.84$ USD	1.06	1.84	1.85	1.85	1.63	0.37
Exchange rate	-	1.1932	1.1149	1.0814	1.0895	1.0297	1.0224
Fair market value ($ USD)	2.84$ USD	0.89	1.65	1.71	1.70	1.58	0.36

(8)	Represents the awards earned during the year under the Short-Term Annual Incentive Program.
(9)

The amounts shown represent signing bonuses that were made upon the hire of Mr. Noonan of US$30,000. Also included are Company-paid life insurance premiums for Messrs. Borgen and Noonan, and payments made to Mrs. Grisé in connection with her departure.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets forth information regarding outstanding awards held by the named executive officers as of January 28, 2017. All outstanding stock options and restricted stock units were adjusted to reflect the May 12, 2015 stock split of 1.6-for-1 on the Common Shares.

	Option Awards					Share Awards
Name	Grant date	Number of securities underlying unexercised options - exercisable(1)	Number of securities underlying unexercised options - unexercisable	Option exercise price(2)	Option expiration date(3)	Grant date	Number of shares or units of stock that have not vested(4)	Market value of shares or units of stock that have not vested(5)
		(#)	(#)	($)			(#)	($)
Sylvain Toutant	2016-04-15	42,760	-	11.19	2017-07-27		-	-
President and Chief	2014-06-02	334,773	-	3.24	2017-07-27		-	-
Executive Officer		377,533
Luis Borgen	2016-04-15	-	13,940	11.19	2023-04-15	2016-04-15	7,140	47,481
Chief Financial	2015-01-14	-	20,000	3.28	2022-01-14	2015-03-31	20,640	137,256
Officer			33,940				27,780	184,737
Christine Bullen	2016-05-24	-	38,621	11.76	2023-05-24	2016-05-24	19,770	131,471
Managing Director
U.S.
Edmund Noonan III	2016-04-15	-	9,010	11.19	2023-04-15	2016-04-15	4,610	30,657
Head of Global Real	2014-10-09	20,000	20,000	3.29	2021-10-09	2015-03-31	8,760	58,254
Estate and Store Development			29,010				13,370	88,911
Isabelle Grisé	2015-09-09	5,250	-	12.99	2018-01-19		-	-
Chief Merchandising							-	-
and Marketing Officer

Notes:

(1)

Unless earlier terminated, forfeited, relinquished or expired, the options will vest as to 1/4th of the Shares on each of the first four anniversaries of the grant date and the option becoming vested as to 100% of the Shares on the final vesting date. Shares subject to the option will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(2)

For option awards granted after the IPO, the exercise price is equal to the closing price on the NASDAQ on the day of the award. For option awards granted prior to the IPO, the exercise price was determined by our Board based on an independent third party valuation and was denominated in Canadian dollars. As our shares are currently traded only on the NASDAQ in USD, the exercise prices of the pre-IPO awards have been converted to U.S. dollars based on the U.S. dollar/Canadian dollar exchange rate in effect as of January 27, 2017, the last business day of this fiscal year of C$1 = US$1.3108. The actual exchange rate in effect at the time of exercise for options granted with a Canadian dollar exercise price will be used to convert the option exercise price to U.S. dollars.

(3)	All stock options have a seven‑year term.
(4)

Unless earlier terminated, forfeited, relinquished or expired, the RSUs will vest as to one quarter of the shares on each of the first two anniversaries of the grant date and remaining half of the RSUs will vest on the third anniversary of the grand date. Shares subject to the RSUs will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(5)

The market value is calculated by multiplying the closing price of the Shares on the NASDAQ on January 27, 2017, being the last business day of the fiscal year, which closing price was US$6.65 per Share, by the number of restricted stock units that had not vested as of such date.

Value vested or earned during the year

The following table sets forth information regarding option-based awards and share-based awards that vested in the fiscal year ended January 28, 2017 for the Named Executive Officers.

Name	Option-based awards - Value vested during the year(1)	Share-based awards - Value vested during the year(2)	Non-equity incentive plan compensation - Value earned during the year(3)
	(US$)	($)	($)
Sylvain Toutant	1,806,341	548,121	─
Luis Borgen	236,550	83,317	─
Christine Bullen	─	─	─
Edmund Noonan III	93,400	35,361	─
Isabelle Grisé	─	62,642	─

Notes:

(1)

For option awards granted after the initial public offering, the exercise price is equal to the closing price on the NASDAQ on the day of the award. For option awards granted prior to the IPO, the exercise price was determined by our Board based on an independent third party valuation and was denominated in Canadian dollars. As the Shares are traded on the NASDAQ only, the exercise prices of the pre-IPO awards have been converted to USD based on U.S. Federal Reserve Bank of New York at noon on January 27, 2017, the last business day of this fiscal year, being $1.3108. The actual exchange rate in effect at the time of exercise for options granted with a Canadian dollar exercise price will be used to convert the option exercise price to US dollars.

(2)	The value is calculated by multiplying the number of RSUs vested by the closing Share proce on the NASDAQ on the vesting date.
(3)

The aggregate value of unexercised in the-money options is equal to the difference between the exercise price of options that have not been exercised on January 28, 2017 and the closing price of the Shares on the NASDAQ on such date, being the last business day of the fiscal year, which closing price was $6.65USD per Share. Actual gains, if any, on exercise, will depend on the value of the Shares on the date of exercise. There is no guarantee that gains will be realized. The market value is calculated by multiplying the closing market price of a share of our common stock on January 27, 2017, being the last trading day of this fiscal year, ($6.65USD) by the number of options that had not vested as of such date.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options, warrants and rights(2)	Weighted average exercise price of outstanding options warrants and rights(3)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a))
		(#) (a)	($USD) (b)	(#) ©
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan(1)	769,404	2.81	̶
	2015 Omnibus Equity Incentive Plan	416,025	11.27	1,023,975
Equity compensation plans not approved by security holders	N/A	̶	̶	̶
Total		1,185,429		1,023,975

(1)

As of the adoption of the 2015 Omnibus Plan in connection with the IPO, no awards have been or will be made under the Equity Plan. Outstanding options previously granted under the Equity Plan remain subject to the terms of the Equity Plan.

(2)	Reflects outstanding stock options and restricted stock units.
(3)	Restricted stock units have no exercise price and, therefore, the weighted average price does not take these awards into account.
(4)	The weighted average exercise price of outstanding options have been converted from CAD to USD at an exchange rate of 1.3108.

Termination and change in control benefits

The Named Executive Officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment pursuant to the employment agreement between the executive and the Company.

Mr. Luis Borgen

On December 7, 2016, the Company entered into an agreement which modified, in part, Mr. Luis Borgen’s existing equity and employment agreements with the Company.  The agreement provides for a term of employment until July 31, 2017, at which point (or earlier if he is terminated without cause or if he leaves the Company for good reason, as such terms are defined in the employment agreement). Mr. Borgen will be entitled to receive the severance benefits under his existing employment agreement, as described below, as well as acceleration of his options and restricted stock units.  Additionally, on April 18, 2017, Mr. Borgen will receive a new equity grant comprised of a number of restricted stock units equal to US$88,750 divided by the closing price of our common shares on the date of the grant and options to purchase a number of shares equal to US$88,750 divided by the fair market value of a share of the Company’s common stock on the date of the grant. In the event Mr. Borgen’s employment terminates following July 31, 2017, all of the unvested awards will become fully vested as of the termination date. In the event a change of control were to occur prior to April 18, 2017, Mr. Borgen would receive a  cash in lieu of these equity awards. Under the amended and restated employment agreement entered into in March 2015 with Mr. Borgen, if Mr. Borgen’s employment is terminated by the Company without cause or by him for good reason (as each term is defined in the employment agreement), he will be entitled to continued payment of his base salary for a period of 12 months following such termination, payment of premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) for 12 months, an amount equal to the average annual cash bonus paid to him for the two years preceding such termination and a pro rata portion of his target annual cash bonus for the year in which the termination occurs. The value of such salary continuance was estimated at US$580,548 had termination of employment happened on January 28, 2017. Following a change in control of the Company, the severance payments described in the preceding sentence will be paid in a single lump sum within 75 days following the termination of employment instead of in installments and all outstanding equity awards then held by Mr. Borgen will become fully vested, and exercisable or payable, as the case may be (an additional value of US$252,137 calculated using the closing price of our common shares on the NASDAQ Global Market of US$6.65 as of January 28, 2017).

If Mr. Borgen’s employment is terminated by the Company for cause or by Mr. Borgen without good reason (as each term is defined in the employment agreement), Mr. Borgen will be entitled to receive earned but unpaid base salary, any earned but unpaid annual bonus for the year preceding the year in which such termination occurs, unreimbursed business expenses, and an amount payable for unused vacation days (together, the Unpaid Base Compensation).

The Company’s obligation to provide Mr. Borgen with any severance payments or other benefits under his employment agreement other than his Unpaid Base Compensation is conditioned on Mr. Borgen signing a release of claims in our favor and his continued compliance with covenants relating to confidentiality, assignment of inventions, non‑solicitation and non‑competition.

Mrs. Christine Bullen

In May 2016, the Company entered into an employment agreement with Mrs. Bullen. Pursuant to her employment agreement, if Mrs. Bullen’s employment is terminated by the Company without cause, she will be entitled to a severance payment equal to six months of base salary, an amount equal to 6/12ths of the average annual cash performance bonus paid to her for the two years immediately preceding the date of such termination of employment, and a pro rata portion of her annual cash bonus for the year in which the termination occurs paid at expected actual payout level. The value of such salary continuance was estimated at US$155,000 had termination of employment happened on January 28, 2017. If such termination occurs within 18 months following a change in control of the Company, the severance payments described in the preceding sentence will be paid in a single lump sum within 75 days following the termination of employment instead of in installments and all outstanding equity awards then held by Mrs. Bullen will become fully vested, and exercisable or payable, as the case may be (an additional value of US$131,470 calculated using the closing price of our common shares on the NASDAQ Global Market of US$6.65 as of January 28, 2017).

Mr. Edmund Noonan III

In September 2014, the Company entered into an employment agreement with Mr. Noonan, the Head of Global Real Estate and Store Development of the Company. Pursuant to his employment agreement, if Mr. Noonan’s employment is terminated by the Company without cause, he will be entitled to a severance equivalent to 6 months of base salary and a pro rata portion of his annual cash bonus for the year in which the termination occurs paid at expected actual payout level. The value of such salary continuance was estimated at $126,500 had termination of employment happened on January 28, 2017. There is no specific change in control provision agreed upon between the Company and Mr. Noonan in his employment agreement.

Voluntary Resignation

Unvested options granted under the Equity Incentive Plan will be forfeited upon a termination of employment due to a voluntary resignation and vested options will remain exercisable for a period of 30 days following such termination.  Under the 2015 Omnibus Plan, vested options will remain exercisable until the earlier of the one-year anniversary of the termination of employment or the award’s normal expiration date. Unvested awards under the 2015 Omnibus Plan will be forfeited at the time of such termination.

Termination for Cause

Vested and unvested awards under both the Equity Incentive Plan and the 2015 Omnibus Plan will be forfeited immediately at time of termination.

Termination Due to Death

Unvested options granted under the Equity Incentive Plan will be forfeited upon death while vested options will remain exercisable by the estate for a period of 180 days following death. Under the 2015 Omnibus Plan, upon death, all time-based awards will immediately vest and performance awards will vest at the target level of performance. Options will remain exercisable until the earlier of the one-year anniversary of the executive’s death or the award’s normal expiration date.

Termination Due to Disability

Unvested options granted under the Equity Incentive Plan will be forfeited upon termination of employment while vested options will remain exercisable for a period of 180 days following termination. Under the 2015 Omnibus Plan, upon a termination of employment due to disability, all time-based awards will immediately vest and performance awards will remain eligible to vest to the extent the applicable performance goals are achieved. Options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of employment due to disability or the award’s normal expiration date.

Retirement

Unvested options granted under the Equity Incentive Plan be will be forfeited upon retirement while vested options will remain exercisable for a period of 90 days. Awards other than stock options made under the 2015 Omnibus Plan will vest based on a pro rata of elapsed days between the start of the performance period and the complete 3-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of retirement. Vested options will remain exercisable for a period of 5 years following retirement or until the original option expiry date. For purposes of the plan, retirement is defined as 65 years of age and 55 years of age with 10 years of service or more.

Involuntary Termination

Unvested options granted under the Equity Incentive Plan will be forfeited upon an involuntary termination of employment by the Company while vested options will remain exercisable for a period of 30 days. Under the 2015 Omnibus Plan, upon an involuntary termination of employment by the Company, options will be forfeited to the extent then unvested and vested options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of service or the award’s normal expiration date. RSUs and performance awards will be deemed vested pro rata based on the number of days in a specified period (i.e. the period from the date of grant to the third anniversary of the grant date) that have elapsed from the date of grant to the six-month anniversary of the date of the termination of employment, with the vesting of performance awards to be subject to performance assessed as of the date of such termination of employment.

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

Under the 2015 Omnibus Plan, upon a termination by the Company other than for Cause within 12 months following a change in control, to the extent granted prior to the time of the change in control and then outstanding, all time-based awards will vest and performance awards will vest at the target level of performance. Options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of employment or service due to disability or the award’s normal expiration date.

Director Compensation

Compensation of Directors

In connection with the Company’s listing on the NASDAQ, the Board adopted a non-employee director compensation policy. On February 15, 2017, the Board approved amendments to come into effect on June 8, 2017. The policy is designed to enable the Company to attract and retain highly qualified non-employee directors. Under the policy effective on January 28, 2017, all non-employee directors received the cash and equity compensation set forth below.

Effective as of January 28, 2017

Board Chair
Annual retainer	C$100,000
Annual target equity grant	US$85,000
Board member
Annual retainer	C$50,000
Annual target equity grant	US$85,000
Board meeting fees	C$1,000 (C$500 for teleconference) payable only after the fourth Board meeting in a year
Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	C$1,000 (C$500 for teleconference)

Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	C$1,000 ($500 for teleconference)

Corporate Governance and Nominating Committee meeting fees	C$1,000 ($500 for teleconference)

Effective on June 8, 2017

Board Chair
Annual retainer	C$100,000
Annual target equity grant	15,000 RSUs or DSUs, at the option of the Director
Board member
Annual retainer	C$50,000
Annual target equity grant	7,500 RSUs or DSUs, at the option of the Director
Board meeting fees	C$500 for teleconference meetings onlu and payable after the fourth Board meeting in a year
Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	None

Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	None

Corporate Governance and Nominating Committee meeting fees	None

Under our non‑employee director compensation policy in effect on January 28, 2017,, annual retainers and meeting fees are paid in quarterly cash payments. Equity grants generally will be made in the form of restricted stock units or deferred share units granted under the 2015 Omnibus Plan and will generally vest in full on the first anniversary of the grant date. Equity awards under the non‑employee director compensation policy will be made at a date following the Company’s annual Meeting of Shareholders.

The following table sets forth information concerning the compensation earned by our non‑employee directors during the fiscal year ending January 28, 2017. Mr. Toutant received no additional compensation for services as director and, consequently, is not included in this table. The compensation received by Mr. Toutant as our former President and CEO can be found in the Summary Compensation Table above.

Director Compensation Table

The following table sets forth information concerning all amounts of compensation provided to the directors of the Company who are not members of the management of the Company for the fiscal year ended January 28, 2017.

Name	Fees earned of paid in cash(13)	Stock awards(14)	Option awards	Non-equity incentive compensation plan	Change in pension value and non-qualified deferred compensation earnings	All other compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Emilia Di Raddo(1)	31,660	85,000	─	─	─	─	116,660
Tom Folliard(2)	38,038	85,000	─	─	─	─	123,038
Bruce Guerriero(3)	18,644	─	─	─	─	─	18,644
Michael J Mardy(4)	20,854	85,000	─	─	─	─	105,854
David W. McCreight	34,513	85,000	─	─	─	─	119,513
Pierre Michaud(5)	30,007	─	─	─	─	─	30,007
Lorenzo Salvaggio(6)	33,567	85,000	─	─	─	─	118,567
Guy Savard(7)	14,590	─	─	─	─	─	14,590
Herschel Segal(8)	33,567	85,000	─	─	─	─	118,567
Sarah Segal(9)	30,987	85,000	─	─	─	─	115,987
Kathleen C. Tierney(10)	16,762	85,000	─	─	─	─	101,762
Maurice Tousson(11)	71,394	255,000	─	─	─	─	326,394

Notes:

(1)	Mrs. Di Raddo ceased to be a member of the Audit Committee effective April 5, 2016 and became a member of the Human Resources and Compensation Committee effective June 9, 2016.
(2)	Mr. Folliard ceased to be a member of the HRCC effective June 9, 2016 and became the Chair and a member of the Corporate Governance and Nominating Committee on the same date.
(3)

Mr. Guerriero did not stand for reelection and, as such, he ceased to be a director and the Chair of the Audit committee effective June 9, 2016, following the election of the new Board members at the Annual Shareholders’ meeting held on such date.

(4)	Mr. Mardy was elected as a director of the Board on June 9, 2016 and was appointed a member and Chair of the Governance and Nominating committee effective June 9, 2016.
(5)

Mr. Michaud did not stand for reelection and, as such, he ceased to be a director and the Chairman of the Board effective June 9, 2016, following the election of the new Board members at the Annual Shareholders’ meeting held on such date.

(6)	Mr. Salvaggio became a member of the Human Resources and Compensation Committee on June 9, 2016.
(7)

Mr. Savard did not stand for reelection and, as such, he ceased to be a director and a member of the Audit committee effective June 9, 2016, following the election of the new Board members at the Annual Shareholders’ meeting held on such date.

(8)	Mr. Segal ceased to be a member of the Human Resources and Compensation Committee on June 9, 2016 and he became a member of the Corporate Governance and Nominating Committee on such date.
(9)	Ms. Segal became a member of the Corporate Governance and Nominating Committee on June 9, 2016.
(10)	Mrs. Tierney was elected as a director of the Board on June 9, 2016 and was appointed a member of the Human Resources and Compensation Committee effective on June 9, 2016.
(11)

Mr. Tousson was elected as a director of the Board on June 9, 2016 and was then appointed Chairman and Chair of the Human Resources and Compensation Committee and a member of the Audit committee, effective June 9, 2016.  The fees and share-based awards for Mr. Tousson incude special equity grants approved by the Board in acknowledgement of Mr.Tousson’s additional responsibilities in his role as Chairman of the Board mainly with regards to the transition period related to the departure of Mr. Toutant and the appointment of the new President and CEO.

(12)

Director fees were paid in cash in Canadian dollars except for Mrs. Tierney and Messrs. Folliard, Mardy and McCreight, who are all US residents. Their respective compensation was converted to U.S. dollars at the time of payment using the noon exchange rate from the U.S. Federal Reserve Bank of New York of on such date.

(13)

Stock awards are made based on the closing price of the shares on the NASDAQ on the grant date which price is in US dollars. For the Board members receiving their compensation in Canadian dollars, the fair market value of stock awards was converted to Canadian dollards using the noon exchange rate from the U.S. Federal Reserve Bank of New York of on such date.

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial or leased aircraft.

Outstanding option-based awards for directors

In fiscal years prior to fiscal 2016, some of the Company’s directors were granted options to buy Common Shares in exchange for their service on the Board of Directors. As of the end of the fiscal year ended January 28, 2017, these options are still outstanding and presented in the table below.

	Option-based Awards(1)
Name	Number of securities underlying unexercised options	Option exercise price(2)	Option expiration date(3)	Value of unexercised in-the-money options(4)
	(#)	(C$)		(US$)
Emilia Di Raddo	48,635	3.33	2021-03-03	199,890
Tom Folliard	48,635	3.33	2021-03-03	199,890
David W. McCreight	49,761	4.31	2021-12-02	167,197

Notes:

(1)	Mmes. Tierney and Segal, Messrs.Mardy, Salvaggio, Segal and Tousson have not been granted stock options and therefore are not represented in this table.
(2)	The exercise price is denominated in Canadian dollars as the options were awarded prior to the IPO. Upon exercise of the options, the exercise price will be converted to USD.
(3)	All stock options have a seven-year (7) term and generally vest in 36 monthly instalments.
(4)

The aggregate dollar value of the in the-money unexercised options is the positive difference between the exercise price and the closing price of the Shares on the NASDAQ on January 27, 2017, the last business day of the fiscal year, which closing price was $6.65USD per Share. Actual gains, if any, on exercise day will depend on the value of the Shares on the date of exercise. There is no guarantee that gains will be realized.

(5)	Messrs. Michaud and Savard ceased to be directors of the Company on June 9, 2016 and, therefore, no options remain outstanding.

Value vested or earned during the year for directors

The following table sets forth information regarding option-based awards and share-based awards the vesting in the fiscal year ended January 28, 2017 for our directors.

Name	Option-based awards - Value vested during the year(1)(2) (US$)	Share-based awards - Value vested during the year ($)	Non-equity incentive plan compensation - Value earned during the year ($)
Emilia Di Raddo	140,754	─	─
Tom Folliard	140,754	─	─
David W. McCreight	131,633	─	─
Pierre Michaud	116,612	─	─
Guy Savard	278,295	─	─

Notes:

(1)	Mmes. Tierney and Segal and well as Messrs. Mardy, Salvaggio, Segal and Tousson have not been granted stock options and therefore are not represented in this table.
(2)

The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. As the Shares are traded only on the NASDAQ in US dollars, the exercise prices of the pre-IPO awards have been converted to USD based on the noon buying rate of the U.S. Federal Reserve Bank of New York on January 27, 2017, the last business day of this fiscal year, being $1.3108. For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based in part on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the Shares on the actual date of exercise.

Indebtedness of Directors and Officers

As of April 11, 2017, no executive officer, director, proposed nominee for election as a director or employee, former or present, of the Company was indebted to the Company including in respect of indebtedness to others where the indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement provided by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 11, 2017, the number of common shares beneficially owned by each director, director nominee and executive officer named in the Summary Compensation Table in Item 11 and all directors, director nominees and executive officers as a group.

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of April 11, 2017 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares;
•	each of our directors and director nominees;
•	each of our named executive officers;
•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 24,455,510 common shares outstanding as of April 11, 2017.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of April 11, 2017 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of April 11, 2017,  7,573,907 shares were owned by 4 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is CST Trust Company, Montréal.

	Shares Beneficially Owned
	as at April 11, 2017
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,007,238	47.2%
FMR LLC	3,012,028	11.8%
Entities affiliated with Highland Consumer Partners(2)	3,304,306	13.0%
TDM Asset Management PTY Ltd.	2,377,058	9.3%

Named Executive Officers, Directors and Director Nominees:
Joel Silver	-	*
Luis Borgen(3)	3,834	*
Christine Bullen	-	*
Isabelle Grisé(4)	3,549	*
Edmund Noonan III(5)	22,417	0.1%
Maurice Tousson(6)	-	*
Emilia Di Raddo(7)	48,635	0.2%
Tom Folliard(8)	138,518	0.5%
Tyler Gage	-	*
David W. McCreight(9)	103,755	0.4%
Gary O'Connor	-	*
Lorenzo Salvaggio(10)	1,295	*
Sylvain Toutant (11)	432,407	1.7%
Herschel Segal(1)	12,007,238	47.2%
Sarah Segal	-	*
Michael J. Mardy(12)	1,000	*
Kathleen C. Tierney	-	*
All executive officers, directors and director nominees as a group(13)	12,764,348	50.1%

Notes:

*represents less than 1%.

(1)

Rainy Day Investments Ltd. (“Rainy Day”) is  a company controlled by Herschel Segal, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount Royal, Québec, Canada, H4P 1N1.

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

(3)	Consists of 3,384 RSUs held by Mr. Borgen.
(4)	Consists of 3,549 RSUs held by Mrs. Grise.
(5)	Consists of 1,864 RSUs and options to purchase 22,253 common shares held by Mr. Noonan.
(6)

Consists of an estimated number of common shares to be held by Mr. Tousson following the full vesting on the grant date of April 18, 2017. The final amount will be determined on the grant date of April 18, 2017 based on a grant value of $85,000 and which, as of April 11, 2017, represented 11,039 RSUs based on the Share closing price on such date.

(7)	Consists of options to purchase 48,635 common shares held by Mrs. Di Raddo.
(8)	Consists of 89,883 common shares owned by Mr. Folliard through a family trust and options to purchase up to 48,635 common shares held by Mr. Folliard.
(9)	Consists of 53,994 common shares held by Mr. McCreight and options to purchase 49,761 common shares held by Mr. McCreight.
(10)	Consists of 1,295 common shares held by Mr. Salvaggio.
(11)	Consists of 409,532 common shares owned by Mr. Toutant as per the latest information we had available upon his departure effective January 29, 2017.
(12)	Consists of 1,000 common shares owned by Mr. Mardy.
(13)	Includes options to purchase common shares exercisable within 60 days of April 11, 2017.

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

Director Independence

Five of our ten directors that make up our board of directors are considered independent under Canadian securities laws and the NASDAQ rules. Under these rules, Maurice Tousson, the chairman of our Board of Directors, Tom Folliard, David McCreight as well as Kathleen C. Tierney and Michael J. Mardy, are considered independent, whereas Emilia Di Raddo, Lorenzo Salvaggio, Hershel Segal, Sarah Segal and Joel Silver are not considered to be independent as a result of their respective relationships with the Company or their relationships with other non‑independent members of our board of directors. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, despite the fact that a majority of our directors are not independent, the independent members of the Board of Directors may meet in the absence of members of management and the non independent directors. An in camera session is now scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended January 28, 2017 and January 30, 2016 by EY:

	For the year ended
	January 28, 2017	January 30, 2016

Audit fees (1)	369,000	315,000
Audit-related fees (2)	40,000	590,000
Tax fees (3)	19,366	79,885
All other fees (4)	16,250	47,200
	444,616	1,032,085

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

All fees paid and payable by the Company to EY in Fiscal 2016 and Fiscal 2015 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of January 28, 2017 and January 30, 2016:
Consolidated Balance Sheets
For the years ended January 28, 2017, January 30, 2016 and January 31, 2015:
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference (File No. 333-203219, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
10.1	Credit Facility Letter from HSBC Bank Canada to DAVIDsTEA Inc. and DAVIDsTEA (USA) Inc., dated August 19, 2013, as amended	F-1	4/2/2015	10.1
10.2*	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3*	Equity Participation Agreement between DAVIDsTEA Inc. and Sylvain Toutant, dated June 2, 2014, as amended	F-1	4/2/2015	10.4
10.4*	Equity Participation Agreement between DAVIDsTEA Inc. and Luis Borgen, dated February 22, 2013	F-1	4/2/2015	10.5
10.6*	Equity Participation Agreement between DAVIDsTEA Inc. and Edmund Noonan, dated October 9, 2014	F-1	4/2/2015	10.8
10.8*	Equity Participation Agreement between DAVIDsTEA Inc. and Emilia Di Raddo, dated March 3, 2014, as amended	F-1	4/2/2015	10.10
10.9*	Equity Participation Agreement between DAVIDsTEA Inc. and Tom Folliard, dated March 3, 2014, as amended	F-1	4/2/2015	10.11
10.10*	Equity Participation Agreement between DAVIDsTEA Inc. and David W. McCreight, dated December 15, 2014	F-1	4/2/2015	10.12
10.11*	Equity Participation Agreement between DAVIDsTEA Inc. and Guy Savard, dated December 15, 2014	F-1	4/2/2015	10.13
10.12*	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.13*	Form of Nonstatutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.14*	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.15*	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.16*	Amended and Restated Employment Agreement between DAVIDsTEA Inc. and Sylvain Toutant, dated March 30, 2015	F-1	4/2/2015	10.18
10.17*	Amended and Restated Employment Agreement between DAVIDsTEA (USA) Inc. and Luis Borgen, dated March 30, 2015	F-1	4/2/2015	10.19
10.18	Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated February 24, 2014	F-1	4/2/2015	10.37
10.19	Amendment to the Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated December 15, 2014	F-1	4/2/2015	10.38
10.20	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.14
10.21	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.22	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.23	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.24	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.25	Month to Month Tenancy Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2011	F-1	4/2/2015	10.46
10.26	License Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 18, 2008	F-1	4/2/2015	10.47
10.27	License Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 3, 2013	F-1	4/2/2015	10.48

10.28	Agreement of Sublease by and between Le Chateau Inc. and DAVIDsTEA Inc., dated April 26, 2012	F-1	4/2/2015	10.49
10.29	Storage Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated May 28, 2012	F-1	4/2/2015	10.50
10.30	Storage Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2014	F-1	4/2/2015	10.51
10.31*	Short-Term Incentive Plan	F-1	4/2/2015	10.52
10.32*	Equity Participation Agreement between DAVIDsTEA Inc. and Luis Borgen, dated January 14, 2015	F-1	4/2/2015	10.55
10.33	Credit Agreement by and between DAVIDsTEA Inc., Bank of Montreal and BMO Capital Markets, dated April 24, 2015	F-1/A	5/18/2015	10.56
10.34	Employment Agreement between DAVIDsTEA (USA) Inc. and Edmund Noonan III, dated September 10th, 2014		4/12/2016	10.57
10.36	Employment Agreement between DAVIDsTEA Inc. and Marc McDonald, dated May 26th, 2015		4/12/2016	10.58
21.1	Subsidiaries of DAVIDsTEA Inc.	F-1	4/2/2015	21.1
10.37	Amendment Agreement regarding Luis Borgen Employment Agreement, dated December 7, 2016		12/8/2016	10.59
10.38	Employment Separation Agreement between DAVIDsTEA Inc. and Isabelle Grisé, dated February 22, 2017		4/13/2017	Filed herewith
10.39	Executive Employment Agreement between DAVIDsTEA (USA) Inc. and Christine Bullen, dated May 24, 2016		4/13/2017	Filed herewith
10.40	Addendum to the Executive Employment Agreement between DAVIDsTEA (USA) Inc. and Christine Bullen, dated February 2, 2017		4/13/2017	Filed herewith
10.41	Employment Agreement by and between DAVIDsTEA Inc. and Joel Silver, dated March 13, 2017		3/13/2017	10.60
10.42	Separation Letter between DAVIDsTEA Inc. and Sylvain Toutant, dated October 20, 2016		4/13/2017	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm		4/12/2017	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2017	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2017	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2017	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/12/2017	32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: April 12, 2017	Name:	Joel Silver
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Tousson	Chairman of the Board of Directors
Name: Maurice Tousson

/s/ Joel Silver	President, Chief Executive Officer and Director (principal executive officer)
Name: Joel Silver

/s/ Luis Borgen	Chief Financial Officer (principal financial officer)
Name: Luis Borgen

/s/ Christine Bullen	Managing Director, USA
Name: Christine Bullen

/s/ Howard Tafler	Chief Accounting Officer (principal accounting officer)
Name: Howard Tafler

/s/ Herschel Segal	Co-Founder and Director
Name: Herschel Segal

/s/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/s/ Tom Folliard	Director
Name: Tom Folliard

/s/ Michael J. Mardy	Director
Name: Michael J. Mardy

/s/ David W. McCreight	Director
Name: David W. McCreight

/s/ Lorenzo Salvaggio	Director
Name: Lorenzo Salvaggio

/s/ Sarah Segal	Director
Name: Sarah Segal

/s/ Kathleen C. Tierney	Director
Name: Kathleen C. Tierney

Date:   April 12, 2017