Form 10-Q
period 2017-04-29
DAVIDsTEA Inc.
filed 2017-06-07
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 29, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☐

Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June 6, 2017,  25,753,571 common shares of the registrant were outstanding.

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

On June 2, 2017, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.3500.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at	As at
		April 29, 2017	January 28, 2017
		$	$

ASSETS
Current
Cash		56,348	64,440
Accounts and other receivables		3,960	3,485
Inventories	[Note 5]	28,574	31,264
Income tax receivable		1,629	539
Prepaid expenses and deposits		8,159	5,659
Derivative financial instruments	[Note 14]	1,200	454
Total current assets		99,870	105,841
Property and equipment		51,407	51,160
Intangible assets		3,106	2,958
Deferred income tax assets	[Note 9]	13,522	14,375
Total assets		167,905	174,334
LIABILITIES AND EQUITY
Current
Trade and other payables		13,131	19,681
Deferred revenue		3,899	4,885
Current portion of provisions	[Note 6]	2,123	2,562
Total current liabilities		19,153	27,128
Deferred rent and lease inducements		7,908	7,824
Provisions	[Note 6]	5,369	5,932
Total liabilities		32,430	40,884
Equity
Share capital	[Note 8]	265,564	263,828
Contributed surplus		8,200	8,833
Deficit		(142,746)	(142,398)
Accumulated other comprehensive income		4,457	3,187
Total equity		135,475	133,450
		167,905	174,334

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		April 29, 2017	April 30, 2016
		$	$

Sales	[Note 13]	48,669	44,469
Cost of sales		24,487	21,314
Gross profit		24,182	23,155
Selling, general and administration expenses	[Note 10]	24,153	21,119
Results from operating activities		29	2,036
Finance costs		131	17
Finance income		(136)	(121)
Income before income taxes		34	2,140
Provision for income tax	[Note 9]	396	626
Net income (loss)		(362)	1,514
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 14]	1,200	(4,197)
Realized net gain on forward exchange contracts reclassified to inventory		(453)	(968)
Provision for income tax recovery (income tax) on comprehensive income		(199)	1,371
Cumulative translation adjustment		722	(2,322)
Other comprehensive income (loss), net of tax		1,270	(6,116)
Total comprehensive income (loss)		908	(4,602)
Net income (loss) per share:
Basic	[Note 11]	(0.01)	0.06
Fully diluted	[Note 11]	(0.01)	0.06
Weighted average number of shares outstanding
— basic	[Note 11]	25,402,543	24,134,285
— fully diluted	[Note 11]	25,402,543	25,892,598

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	April 29, 2017	April 30, 2016
	$	$
OPERATING ACTIVITIES
Net income (loss)	(362)	1,514
Items not affecting cash:
Depreciation of property and equipment	2,064	1,787
Amortization of intangible assets	282	161
Loss on disposal of property and equipment	6	—
Deferred rent	3	280
Recovery for onerous contracts	(886)	—
Stock-based compensation expense	574	316
Amortization of financing fees	20	18
Accretion on provisions	112	—
Deferred income taxes (recovered)	1,000	(30)
	2,813	4,046
Net change in other non-cash working capital balances related to operations	(9,474)	(4,834)
Cash flows related to operating activities	(6,661)	(788)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	815	344
Cash flows related to financing activities	815	344
INVESTING ACTIVITIES
Additions to property and equipment	(1,821)	(2,846)
Additions to intangible assets	(425)	(156)
Cash flows related to investing activities	(2,246)	(3,002)
Decrease in cash during the period	(8,092)	(3,446)
Cash, beginning of period	64,440	72,514
Cash, end of period	56,348	69,068
Supplemental Information
Cash paid for:
Interest	—	—
Income taxes (classified as operating activity)	496	577
Cash received for:
Interest	160	120
Income taxes (classified as operating activity)	—	344

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net income for the three months ended April 30, 2016	—	—	1,514	—	—	—	1,514
Other comprehensive loss	—	—	—	(3,794)	(2,322)	(6,116)	(6,116)
Total comprehensive income (loss)	—	—	1,514	(3,794)	(2,322)	(6,116)	(4,602)
Issuance of common shares	470	(126)	—	—	—	—	344
Common shares issued on vesting of restricted stock units	214	(417)	(289)	—	—	—	(492)
Stock-based compensation	—	316	—	—	—	—	316
Income tax impact associated with stock options	—	157	—	—	—	—	157
Balance, April 30, 2016	259,889	7,024	(137,240)	(1,265)	1,352	87	129,760

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the three months ended April 29, 2017	—	—	(362)	—	—	—	(362)
Other comprehensive income	—	—	—	548	722	1,270	1,270
Total comprehensive income (loss)	—	—	(362)	548	722	1,270	908
Issuance of common shares	1,468	(653)	—	—	—	—	815
Common shares issued on vesting of restricted stock units	268	(554)	14	—	—	—	(272)
Stock-based compensation expense	—	574	—	—	—	—	574
Balance, April 29, 2017	265,564	8,200	(142,746)	881	3,576	4,457	135,475

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended April 29, 2017 and April 30, 2016 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended April 29, 2017 were authorized for issue in accordance with a resolution of the Board of Directors on June 7, 2017.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 28, 2017, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 28, 2017. During the three-month period ended April 29, 2017, we did not implement any new accounting standards.

Gift card breakage

During the three months ended October 29, 2016, the Company determined that it had sufficient historical redemption patterns to record breakage income associated with unredeemed gift cards, and accordingly recorded breakage income associated to gift cards issued and redeemed in prior years, when no breakage income was included. Gift card breakage is included in sales in the interim consolidated statement of income (loss). Sales for the three months ended April 29, 2017 include breakage income of $335 [nil for the three months ended April 30, 2016].

3. CHANGES IN ACCOUNTING POLICIES

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

IFRIC 22, “Foreign Currency Transactions and Advance Consideration” (“IFRIC 22”). In December 2016, the IASB issued IFRIC 22, which addresses how to determine the date of the transaction for the purpose of determining the exchange rate to use on initial recognition of the related asset, expense or income (or part of it) and on the derecognition of a non-monetary asset or non-monetary liability arising from the payment or receipt of advance consideration in a foreign currency. IFRIC 22 is effective for annual periods beginning on or after January 1, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the interpretation of IFRIC 22 on its consolidated financial statements.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended January 28, 2017.

5. INVENTORIES

	April 29, 2017	January 28, 2017
	$	$
Finished goods	24,640	24,504
Goods in transit	2,482	5,463
Packaging	1,452	1,297
	28,574	31,264

6. PROVISIONS

For the three months ended
April 29, 2017
$
Opening balance	8,494
Utilization	(529)
Reversals	(886)
Accretion expense	112
Cumulative translation adjustment	301
Ending balance	7,492
Less: Current portion	(2,123)
Long-term portion of provisions	5,369

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. During the three-month period ended April 29, 2017, the provisions for certain stores were partially or fully reversed due to changes in anticipated lease termination dates.

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

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at April 29, 2017,  the Company is in compliance with these covenants.

As at April 29, 2017 and January 28, 2017, the Company did not have any borrowings on the Revolving Facility.

8. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	April 29, 2017	January 28, 2017
	$	$
25,576,056 Common shares [January 28, 2017 - 25,330,951 shares]	265,564	263,828
	265,564	263,828

During the three-month period ended April 29, 2017, 217,000 stock options were exercised for common shares for cash proceeds of $815 [April 30, 2016 — 394,515 stock options for cash proceeds of $344]. The carrying value of common shares during the three-month period ended April 29, 2017 includes $653 [April 30, 2016 — $126], which corresponds to a reduction in contributed surplus associated to options exercised during the period.

In addition, during the three-month period ended April 29, 2017,  28,105 common shares [April 30, 2016 – 30,398 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $268, net of tax [April 30, 2016 – $214] and a reduction in contributed surplus of $554 [April 30, 2016 — $417].

Stock-based compensation

As at April 29, 2017,  658,940 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $2.39 for the three-month period ended April 29, 2017 [for the three-month period ended April 30, 2016 — $3.65] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the three months ended		For the three months ended
	April 29, 2017		April 30, 2016
Risk-free interest rate	1.79%		1.23%
Expected volatility	27.4%		29.8%
Expected option life	4.0	years	4.0	years
Expected dividend yield	0%		0%
Exercise price	$9.76		$14.39

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the three-month period is presented below.

	For the three months ended		For the three months ended
	April 29, 2017		April 30, 2016
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	933,195	5.63	2,146,880	3.04
Issued	161,980	9.76	131,500	14.39
Exercised	(217,000)	3.76	(394,515)	0.87
Forfeitures	(30,040)	7.64	(51,322)	5.94
Outstanding, end of period	848,135	6.83	1,832,543	4.24
Exercisable, end of period	491,165	4.96	910,283	2.85

The weighted average share price at the date of exercise for stock options exercised during the three-month period ended April 29, 2017 was $9.47 [for the three-month period ended April 30, 2016 — $14.50].

A summary of the status of the Company’s RSU plan and changes during the three-month period is presented below.

	For the three months ended		For the three months ended
	April 29, 2017		April 30, 2016
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,233	12.42	252,720	7.39
Granted	204,437	8.96	96,520	14.39
Forfeitures	(18,548)	9.79	(20,310)	7.07
Vested	(28,105)	10.05	(30,398)	7.07
Vested, withheld for tax	(30,119)	10.09	(28,652)	7.07
Outstanding, end of peiod	379,898	6.53	269,880	9.99
(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended April 29, 2017, the Company recognized a stock-based compensation expense of $574  [April 30, 2016 — $316].

9. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	April 29, 2017		April 30, 2016
	%	$	%	$
Income tax provision — statutory rate	26.5	9	26.5	568
Non-deductible items	364.7	124	3.5	74
Other	773.5	263	(0.7)	(16)
Income tax provision — effective tax rate	1,164.7	396	29.3	626

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended
	April 29, 2017	April 30, 2016
	$	$
Income tax provision (recovery)
Current	(604)	793
Deferred	1,000	(167)
	396	626

10. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	April 29, 2017	April 30, 2016
	$	$
Wages, salaries and employee benefits	16,221	13,327
Depreciation of property and equipment	2,064	1,787
Amortization of intangible assets	282	161
Loss on disposal of property and equipment	6	—
Recovery for onerous contracts	(886)	—
Stock-based compensation	574	316
Other selling, general and administration	5,892	5,528
	24,153	21,119

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) amounts are calculated by dividing the net income (loss) for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the net income (loss) attributable to ordinary equity holders (after adjusting for dividends) by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended
	April 29, 2017	April 30, 2016
	$	$
Net income (loss) for basic EPS	(362)	1,514

Weighted average number of shares outstanding — basic	25,402,543	24,134,285
Restricted stock units	—	213,275
Options	—	1,545,038
Weighted average number of shares — fully diluted	25,402,543	25,892,598

As a result of the net loss during the three-month period ended April 29, 2017,  the stock options and restricted stock units disclosed in Note 8 are anti-dilutive.

12. RELATED PARTY DISCLOSURES

There have been no significant changes in related party transactions from those disclosed in the Company’s audited annual consolidated financial statements for the year ended January 28, 2017.

13. SEGMENT INFORMATION

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

The Company derives revenue from the following products:

	For the three months ended
	April 29, 2017	April 30, 2016
	$	$
Tea	33,873	30,147
Tea accessories	10,509	9,893
Food and beverages	4,287	4,429
	48,669	44,469

Property and equipment and intangible assets by country are as follows:

	April 29, 2017	January 28, 2017
	$	$
Canada	41,525	41,432
US	12,988	12,686
Total	54,513	54,118

Gross profit per country, excluding intercompany profit, is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended
	April 29, 2017
	Canada	US	Consolidated
	$	$	$
Sales	39,952	8,717	48,669
Cost of sales	19,317	5,170	24,487
Gross profit	20,635	3,547	24,182
Selling, general and administration expenses			24,153
Results from operating activities			29
Finance costs			131
Finance income			(136)
Income before income taxes			34

	For the three months ended
	April 30, 2016
	Canada	US	Consolidated
	$	$	$
Sales	36,959	7,510	44,469
Cost of sales	17,074	4,240	21,314
Gross profit	19,885	3,270	23,155
Selling, general and administration expenses			21,119
Results from operating activities			2,036
Finance costs			17
Finance income			(121)
Income before income taxes			2,140

14. FINANCIAL RISK MANAGEMENT

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $131.

The Company’s foreign exchange exposure is as follows:

	April 29, 2017	January 28, 2017
	US$	US$
Cash	2,802	690
Accounts receivable	2,729	1,188
Accounts payable	2,906	2,461

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through October 2017. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three-month period ended April 29, 2017. As at April 29, 2017, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at April 29, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3098	22,100	28,947	May 2017 to October 2017	1,200

The nominal and contract values of foreign exchange contracts outstanding as at April 30, 2016 are as follows:

	Range of	Nominal	Nominal		Unrealized
	contractual	value	value		loss
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3060	26,350	34,413	May 2016 to October 2016	1,364
U.S. dollar	1.2696 - 1.2772	19,100	24,314	November 2016 to April 2017	359
		45,450	58,727		1,723

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk including financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (Note 7). As at April 29, 2017, the Company did not have any borrowings on the Revolving Facility.

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

As at April 29, 2017, the Company had $56,348 in cash.  In addition, as outlined in Note 7, the Company has a Revolving Facility of $20,000, of which nil was drawn as at April 29, 2017. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 of the consolidated financial statements for the year ended January 28, 2017 describe how the categories of financial instruments are measured and how income and expenses, including fair value remeasurement gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three months ended April 29, 2017 or the three months ended April 30, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be,“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to the risks described under the section entitled “Risk Factors” in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017.  Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2017” are to the Company’s fiscal year ending February 3, 2018.  All references to “Fiscal 2016” are to the Company’s fiscal year ending January 28, 2017. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016.

The Company’s fiscal year ends on the last Saturday in January. The year ending February 3, 2018 covers a 53-week fiscal period. The years ending January 28, 2017 and January 30, 2016 cover a 52-week period.

Overview

We are a growing retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 232 company-operated DAVIDsTEA stores as of April 29, 2017, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

First Quarter 2017 Highlights

Compared to the first quarter of Fiscal 2016, we grew our sales from $44.5 million to $48.7 million, representing growth of 9.4% over the prior year. We added 1 net new store, increasing our store base from 231 stores as of January 28, 2017 to 232 stores as of April 29, 2017.

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

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and wholesale sales, which includes sales to hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

Gross Profit.  Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, store occupancy costs and distribution costs.

Selling, General and Administration Expenses.  Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments and provision (recovery) for onerous contracts. Store operating expenses consist of all store expenses excluding occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 21 of this Quarterly Report on Form 10-Q.

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

Finance Costs.  Finance costs consist of cash and imputed non-cash charges related to our credit facility, as well as the accretion expense on the provisions for onerous contracts.

Provision for Income Tax.  Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, gain (loss) on derivative financial instruments, loss on disposal of property and equipment, impairment of property and equipment, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 22 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended
	April 29, 2017	April 30, 2016
	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$48,669	$44,469
Cost of sales	24,487	21,314
Gross profit	24,182	23,155
Selling, general and administration expenses	24,153	21,119
Results from operating activities	29	2,036
Finance costs	131	17
Finance income	(136)	(121)
Income before taxes	34	2,140
Provision for income tax	396	626
Net income (loss)	$(362)	$1,514
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	50.3%	47.9%
Gross profit	49.7%	52.1%
Selling, general and administration expenses	49.6%	47.5%
Results from operating activities	0.1%	4.6%
Finance costs	0.3%	0.0%
Finance income	(0.3%)	(0.3%)
Income before taxes	0.1%	4.8%
Provisions for income tax	0.8%	1.4%
Net income (loss)	(0.7%)	3.4%
Other financial and operations data :
Adjusted EBITDA (1)	$1,543	$4,580
Adjusted EBITDA as a percentage of sales	3.2%	10.3%
Number of stores at end of period	232	198
Comparable sales growth (decline) for period (2)	(5.7%)	4.9%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA do not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•

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

The following tables present a reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016

Selling, general and administration expenses	24,153	21,119
Impact of onerous contracts (a)	1,415	—
Adjusted selling, general and administration expenses	$25,568	$21,119

(a)

Represents utilization and non-cash reversals of provisions related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

Reconciliation of Adjusted results from operating activities

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016

Results from operating activities	29	2,036
Impact of onerous contracts (a)	(1,415)	—
Adjusted results from operating activities	$(1,386)	$2,036

(a)

Represents utilization and non-cash reversals of provisions related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended
(in thousands)	April 29, 2017	April 30, 2016

Net income (loss)	$(362)	$1,514
Finance costs	131	17
Finance income	(136)	(121)
Depreciation and amortization	2,346	1,948
Loss on disposal of property and equipment	6	—
Provision for income tax	396	626
EBITDA	$2,381	$3,984
Additional adjustments:
Stock-based compensation expense (a)	574	316
Impact of onerous contracts (b)	(1,415)	—
Deferred rent (c)	3	280
Adjusted EBITDA	$1,543	$4,580

(a)	Represents non-cash stock-based compensation expense.

(b)

Represents utilization and non-cash reversals of provisions related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(c)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.

Three Months Ended April 29, 2017 Compared to Three Months Ended April 30, 2016

Sales.  Sales for the three months ended April 29, 2017 increased 9.4%, or $4.2 million, to $48.7 million from $44.5 million for the three months ended April 30, 2016, comprising  a  $2.4 million decrease in comparable sales and a  $6.6 million increase in non-comparable sales. Comparable sales decreased by 5.7% and non-comparable sales increased primarily due to an additional 34 net new stores opened as at April 29, 2017 as compared to April 30, 2016. Comparable sales decreased as we faced more a  challenging overall consumer retail backdrop.

Gross Profit.  Gross profit increased by 4.3%, or $1.0 million, to $24.2 million for the three months ended April 29, 2017 from $23.2 million for the three months ended April 30, 2016. Gross profit as a percentage of sales decreased to 49.7% for the three months ended April 29, 2017, from 52.1% for the three months ended April 30, 2016 driven by additional promotional activity, a shift in product sales mix and the adverse impact of the stronger U.S. dollar on U.S. dollar denominated purchases.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 14.7%, or $3.1 million, to $24.2 million in the three months ended April 29, 2017 from $21.1 million for the three months ended April 30, 2016. As a percentage of sales, selling, general and administration expenses increased to 49.6%  for the three months ended April 29, 2017, as compared to 47.5% for the three months ended April 30, 2016. Excluding the impact of onerous contracts for the three months ended April 29, 2017, selling, general and administration expenses increased to $25.6 million in the three months ended April 29, 2017 from $21.1 million for the three months ended April 30,  2016 due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 232 stores as of April 29, 2017 as compared to 198 stores as of April 30, 2016. As a percentage of sales, selling, general and administration expenses excluding the impact of onerous contracts increased to 52.6% from 47.5%.

Results from Operating Activities.  Results from operating activities decreased by $(2.0) million, to $0.0 million in the three months ended April 29, 2017 from $2.0 million in the three months ended April 30, 2016.  Excluding the impact of onerous contracts for the three months ended April 29, 2017, results from operating activities decreased by $3.4 million, to $(1.4) million from $2.0 million for the three months ended April 30, 2016.

Provision for Income Taxes.    Provision for income taxes decreased by  $0.2 million, to $0.4 million for the three months ended April 29, 2017 from a provision of $0.6 million for the three months ended April 30, 2016.  The decrease in the provision for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 1164.7% and 29.3% for the three months ended April 29, 2017 and April 30, 2016, respectively. This increase in the effective tax rate is due to non-deductible expenses, differences in foreign tax rates vs. statutory income tax rates and other items that result in an income tax expense on a  low income before taxes base for the three months ended April 29, 2017.

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

Liquidity and Capital Resources

As at April 29, 2017 we had $56.3 million of cash primarily held with major Canadian financial institutions. Our working capital was $80.7 million as of April 29, 2017,  compared to $78.7 million as at January 28, 2017.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2017, we plan to spend approximately $16.0-$20.0 million on capital expenditures. We expect to construct, lease and open 10-15 new stores in Canada and approximately 5 new stores in the United States, and renovate a number of existing stores. The remainder of the capital budget will be used to make continued investment in our infrastructure.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We funded our capital expenditures and working capital requirements from cash on hand and net cash provided by our operating activities.

We believe that our cash position, net cash provided by our operating activities and available borrowings under our revolving credit facility will be adequate to finance our planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended
	April 29, 2017	April 30, 2016
Cash flows provided by (used in):
Operating activities	$(6,661)	$(788)
Investing activities	(2,246)	(3,002)
Financing activities	815	344
Decrease in cash	$(8,092)	$(3,446)

Cash Flows Provided by Operating Activities

Net cash used in operating activities decreased to $(6.7) million for the three months ended April 29, 2017 from $(0.8) million for the three months ended April 30, 2016.  The increase in the cash flows used in operating activities was due primarily to lower results from operating activities and investments in working capital.

Cash Flows Provided by Investing Activities

Capital expenditures decreased by  $0.8 million, to $2.2 million for the three months ended April 29, 2017, from $3.0 million for the three months ended April 30, 2016. This decrease was primarily due to the number of new store build-outs. We opened 4 new stores for the three months ended April 29, 2017 compared to 5 new stores for the three months ended April 30, 2016.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $0.8 million for the three months ended April 29, 2017 due to proceeds from share issuances, compared to $0.3 million for the three months ended April 30, 2016.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit agreement provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at April 29, 2017, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at April 29, 2017, we are in compliance with these covenants.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended January 28, 2017, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 3 to our consolidated financial statements for the year ended January 28, 2017 included in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017. There have been no material changes to the critical accounting policies and estimates since January 28, 2017, other than as described below.

Recently Issued Accounting Standards

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

IFRIC 22, “Foreign Currency Transactions and Advance Consideration” (“IFRIC 22”). In December 2016, the IASB issued IFRIC 22, which addresses how to determine the date of the transaction for the purpose of determining the exchange rate to use on initial recognition of the related asset, expense or income (or part of it) and on the derecognition of a non-monetary asset or non-monetary liability arising from the payment or receipt of advance consideration in a foreign currency. IFRIC 22 is effective for annual periods beginning on or after January 1, 2018. Early adoption is permitted. The Company is in the process of evaluating the impact of adopting the interpretation of IFRIC 22 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended

(“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended April 29, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017, pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”).

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

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: June 7, 2017	Name:	Joel Silver
	Title:	President and Chief Executive Officer