Form 10-Q
period 2017-07-29
DAVIDsTEA Inc.
filed 2017-09-07
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2017.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September  6, 2017,  28,816,159 common shares of the registrant were outstanding.

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

On September 1, 2017, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2372.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		July 29,	January 28,
		2017	2017
		$	$

ASSETS
Current
Cash		56,407	64,440
Accounts and other receivables		2,864	3,485
Inventories	[Note 5]	28,629	31,264
Income tax receivable		3,301	539
Prepaid expenses and deposits		6,706	5,659
Derivative financial instruments	[Note 15]	—	454
Total current assets		97,907	105,841
Property and equipment	[Note 6]	48,741	51,160
Intangible assets		3,264	2,958
Deferred income tax assets	[Note 10]	14,108	14,375
Total assets		164,020	174,334
LIABILITIES AND EQUITY
Current
Trade and other payables		16,934	19,681
Deferred revenue		4,333	4,885
Current portion of provisions	[Note 7]	1,524	2,562
Derivative financial instruments	[Note 15]	2,068	—
Total current liabilities		24,859	27,128
Deferred rent and lease inducements		7,737	7,824
Provisions	[Note 7]	4,142	5,932
Total liabilities		36,738	40,884
Equity
Share capital	[Note 9]	111,019	263,828
Contributed surplus		8,080	8,833
Retained earnings (deficit)		7,742	(142,398)
Accumulated other comprehensive income		441	3,187
Total equity		127,282	133,450
		164,020	174,334

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		July 29,	July 30,	July 29,	July 30,
		2017	2016	2017	2016
		$	$	$	$

Sales	[Note 14]	45,687	41,079	94,356	85,548
Cost of sales		25,482	21,171	49,969	42,485
Gross profit		20,205	19,908	44,387	43,063
Selling, general and administration expenses	[Note 11]	27,816	22,810	51,969	43,929
Results from operating activities		(7,611)	(2,902)	(7,582)	(866)
Finance costs		157	19	288	36
Finance income		(135)	(148)	(271)	(269)
Loss before income taxes		(7,633)	(2,773)	(7,599)	(633)
Provision for income tax (recovery)		(2,070)	(506)	(1,674)	120
Net loss		(5,563)	(2,267)	(5,925)	(753)
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 15]	(2,977)	1,678	(1,777)	(2,519)
Realized net (gain) loss on forward exchange contracts reclassified to inventory		(292)	598	(745)	(370)
Provision for income tax recovery (income tax) on comprehensive income		867	(604)	668	767
Cumulative translation adjustment		(1,614)	853	(892)	(1,469)
Other comprehensive income (loss), net of tax		(4,016)	2,525	(2,746)	(3,591)
Total comprehensive income (loss)		(9,579)	258	(8,671)	(4,344)
Net loss per share:
Basic	[Note 12]	(0.22)	(0.09)	(0.23)	(0.03)
Fully diluted	[Note 12]	(0.22)	(0.09)	(0.23)	(0.03)
Weighted average number of shares outstanding
— basic	[Note 12]	25,745,221	24,625,414	25,573,894	24,380,306
— fully diluted	[Note 12]	25,745,221	24,625,414	25,573,894	24,380,306

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(5,563)	(2,267)	(5,925)	(753)
Items not affecting cash:
Depreciation of property and equipment	2,114	1,921	4,178	3,708
Amortization of intangible assets	472	169	754	329
Loss on disposal of property and equipment	24	—	30	—
Impairment of property and equipment	2,313	—	2,313	—
Deferred rent	200	366	203	646
Recovery for onerous contracts	(641)	—	(1,527)	—
Stock-based compensation expense	802	614	1,376	930
Amortization of financing fees	20	18	40	36
Accretion on provisions	139	—	251	—
Deferred income taxes (recovered)	(570)	189	430	22
	(690)	1,010	2,123	4,918
Net change in other non-cash working capital balances related to operations	3,509	(2,793)	(5,965)	(7,489)
Cash flows related to operating activities	2,819	(1,783)	(3,842)	(2,571)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	791	500	1,606	844
Cash flows related to financing activities	791	500	1,606	844
INVESTING ACTIVITIES
Additions to property and equipment	(2,910)	(6,876)	(4,731)	(9,722)
Additions to intangible assets	(641)	(305)	(1,066)	(461)
Cash flows related to investing activities	(3,551)	(7,181)	(5,797)	(10,183)
Increase (decrease) in cash during the period	59	(8,464)	(8,033)	(11,910)
Cash, beginning of period	56,348	69,068	64,440	72,514
Cash, end of period	56,407	60,604	56,407	60,604
Supplemental Information
Cash paid for:
Income taxes (classified as operating activity)	216	580	712	1,157
Cash received for:
Interest	127	141	287	261
Income taxes (classified as operating activity)	26	81	26	425

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the six months ended July 30, 2016	—	—	(753)	—	—	—	(753)
Other comprehensive loss	—	—	—	(2,122)	(1,469)	(3,591)	(3,591)
Total comprehensive loss	—	—	(753)	(2,122)	(1,469)	(3,591)	(4,344)
Issuance of common shares	1,148	(304)	—	—	—	—	844
Common shares issued on vesting of restricted stock units	214	(417)	(241)	—	—	—	(444)
Stock-based compensation expense	—	930	—	—	—	—	930
Income tax impact associated with stock options	—	306	—	—	—	—	306
Balance, July 30, 2016	260,567	7,609	(139,459)	407	2,205	2,612	131,329

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the six months ended July 29, 2017	—	—	(5,925)	—	—	—	(5,925)
Other comprehensive loss	—	—	—	(1,854)	(892)	(2,746)	(2,746)
Total comprehensive loss	—	—	(5,925)	(1,854)	(892)	(2,746)	(8,671)
Issuance of common shares	2,434	(828)	—	—	—	—	1,606
Common shares issued on vesting of restricted stock units	704	(1,219)	118	—	—	—	(397)
Stock-based compensation expense	—	1,376	—	—	—	—	1,376
Income tax impact associated with stock options	—	(82)	—	—	—	—	(82)
Reduction of stated capital	(155,947)	—	155,947	—	—	—	—
Balance, July 29, 2017	111,019	8,080	7,742	(1,521)	1,962	441	127,282

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended July 29, 2017 and July 30, 2016 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended July 29, 2017 were authorized for issue in accordance with a resolution of the Board of Directors on September 7, 2017.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 28, 2017, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 28, 2017. During the six-month period ended July 29, 2017, we did not implement any new accounting standards.

Gift card breakage

During the three months ended October 29, 2016, the Company determined that it had sufficient historical redemption patterns to record breakage income associated with unredeemed gift cards, and accordingly recorded breakage income associated to gift cards issued and redeemed in prior years, when no breakage income was included. Gift card breakage is included in sales in the interim consolidated statement of income (loss). Sales for the three and six months ended July 29, 2017 include breakage income of $50 and  $385, respectively [nil for the three and six months ended July 30, 2016].

3. CHANGES IN ACCOUNTING POLICIES

Information on significant new accounting standards and amendments issued but not yet adopted is described below.

IFRS 9, “Financial Instruments”. In July 2014, the IASB issued the final version of IFRS 9, “Financial Instruments” that replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early application permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The  Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. The Company will perform a detailed assessment in the coming quarters to determine the extent of the impact.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended January 28, 2017, other than as those disclosed in note 6.

5. INVENTORIES

	July 29,	January 28,
	2017	2017
	$	$
Finished goods	22,032	24,504
Goods in transit	4,673	5,463
Packaging	1,924	1,297
	28,629	31,264

6. PROPERTY AND EQUIPMENT

For the three and six months ended July 29, 2017, an assessment of indicators was performed which caused the company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and six months ended July 29, 2017 an impairment loss of $3,179 [July 30, 2016 – nil] related to store leasehold improvements, furniture and equipment, and computer hardware was recognized in the U.S segment. The impairment loss was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use, and is included in selling, general and administration expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Value in use of nil for the CGU’s in question was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax weighted average cost of capital of 13.4%. For the three and six months ended July 29, 2017, $866 of impairment losses were reversed  following a change in the expected future cash flows of certain CGUs in the U.S. segment [July 30, 2016 – nil]. Value in use for $848 for these CGU’s was determined in the same manner as described above. Impairment losses were reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

For the purpose of determining value in use as at July 29, 2017, management’s best estimate of future cash flows from use over the remaining lease terms incorporate an assumption of sales capture for CGU’s located in the same mall as one the Company`s main competitors. The Company performed a sensitivity analysis on its value in use calculations to determine how a change in its assumptions would impact its results from operations. As at July 29, 2017, a 20% decrease or increase in the expected future sales capture from the Company`s competitor, assuming that all other variables had remained the same, would have resulted in an increase of $163 or a decrease of $113 in the net impairment loss for the three and six months ended July 29, 2017, respectively.

7. PROVISIONS

For the
six months ended
July 29,
2017
$
Opening balance	8,494
Utilization	(1,248)
Additions	458
Reversals	(1,985)
Accretion expense	251
Cumulative translation adjustment	(304)
Ending balance	5,666
Less: Current portion	(1,524)
Long-term portion of provisions	4,142

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. During the six-month period ended July 29, 2017, due to changes in assumptions, additions to the onerous provisions were recorded in the amount of $458, while the provisions for other stores were partially or fully reversed by an amount of $1,985.

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

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at July 29, 2017,  the Company is in compliance with these covenants.

As at July 29, 2017 and January 28, 2017, the Company did not have any borrowings on the Revolving Facility.

9. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	July 29,	January 28,
	2017	2017
	$	$
25,799,725 Common shares [January 28, 2017 - 25,330,951 shares]	111,019	263,828
	111,019	263,828

During the three-month period ended July 29, 2017, the shareholders of the Company approved a resolution to reduce the stated capital maintained in respect of the common shares by an amount of $155,947, which resulted in a corresponding reduction of the deficit.

During the three and six-month period ended July 29, 2017, 195,773 and 412,773 stock options, respectively, were exercised for common shares for cash proceeds of $791 and $1,606 [July 30, 2016 —  282,056 and 676,571 stock options for cash proceeds of $500 and $844]. The carrying value of common shares during the three and six-month periods ended July 29, 2017 includes $175 and $828, respectively [July 30, 2016 — $178 and $304], which corresponds to a reduction in contributed surplus associated to options exercised during the period.

In addition, during the three and six-month periods ended July 29, 2017, 27,896 and 56,001 common shares, respectively, [July 30, 2016 – nil and 30,398 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $436 and $704, net of tax, respectively  [July 30, 2016 – nil and $214] and a reduction in contributed surplus of $665  and $1,219  [July 30, 2016 —  nil and $417].

Stock-based compensation

As at July 29, 2017,  654,236 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $2.39 for the six-month period ended July 29, 2017 [for the six-month period ended July 30, 2016 — $3.71] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the six months ended
	July 29,		July 30,
	2017		2016
Risk-free interest rate	1.79%		1.23%
Expected volatility	27.4%		29.8%
Expected option life	4.0	years	4.0	years
Expected dividend yield	0%		0%
Exercise price	$9.76		$14.39

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the six-month period is presented below.

	For the six months ended
	July 29,		July 30,
	2017		2016
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	933,195	5.63	2,146,880	3.04
Issued	161,980	9.76	172,011	14.63
Exercised	(412,773)	3.89	(676,571)	1.25
Forfeitures	(78,500)	11.81	(86,321)	5.03
Outstanding, end of period	603,902	7.12	1,555,999	5.00
Exercisable, end of period	270,906	4.46	780,234	3.42

The weighted average share price at the date of exercise for stock options exercised during the six-month period ended July 29, 2017 was $8.84 [for the six-month period ended July 30, 2016 — $15.02].

A summary of the status of the Company’s RSU plan and changes during the six-month period is presented below.

	For the six months ended
	July 29,		July 30,
	2017		2016
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,233	12.42	252,720	7.39
Granted	279,437	8.79	181,970	14.82
Forfeitures	(26,369)	9.70	(29,910)	7.60
Vested	(56,001)	12.83	(30,398)	7.07
Vested, withheld for tax	(44,133)	11.82	(28,652)	7.07
Outstanding, end of period	405,167	10.10	345,730	11.42
(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended July 29, 2017, the Company recognized a stock-based compensation expense of $802 and $1,376,  respectively [July 30, 2016 — $614 and $930].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	July 29,		July 30,		July 29,		July 30,
	2017		2016		2017		2016
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.5	(2,027)	26.5	(736)	26.5	(2,018)	26.5	(168)
Non-deductible items	(2.9)	223	(10.3)	286	(4.5)	347	(57.0)	360
Other	3.5	(266)	2.0	(56)	0.0	(3)	11.5	(72)
Income tax provision (recovery) — effective tax rate	27.1	(2,070)	18.2	(506)	22.0	(1,674)	(19.0)	120

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	$	$	$	$
Income tax provision (recovery)
Current	(1,500)	(695)	(2,104)	98
Deferred	(570)	189	430	22
	(2,070)	(506)	(1,674)	120

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	$	$	$	$
Wages, salaries and employee benefits	15,880	13,882	32,101	27,534
Depreciation of property and equipment	2,114	1,921	4,178	3,708
Amortization of intangible assets	472	169	754	329
Loss on disposal of property and equipment	24	—	30	—
Impairment of property and equipment	2,313	—	2,313	—
Recovery for onerous contracts	(641)	—	(1,527)	—
Stock-based compensation	802	614	1,376	930
Other selling, general and administration	6,852	6,224	12,744	11,428
	27,816	22,810	51,969	43,929

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	$	$	$	$
Net loss for basic EPS	(5,563)	(2,267)	(5,925)	(753)

Weighted average number of shares outstanding — basic and diluted	25,745,221	24,625,414	25,573,894	24,380,306

As a result of the net loss during the three and six-month periods ended July 29, 2017,  the stock options and restricted stock units disclosed in Note 9 are anti-dilutive.

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

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	$	$	$	$
Tea	29,987	25,882	63,860	56,029
Tea accessories	11,170	10,811	21,679	20,704
Food and beverages	4,530	4,386	8,817	8,815
	45,687	41,079	94,356	85,548

Property and equipment and intangible assets by country are as follows:

	July 29,	January 28,
	2017	2017
	$	$
Canada	41,635	41,432
US	10,370	12,686
Total	52,005	54,118

Gross profit per country, excluding intercompany profit, is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended			For the six months ended
	July 29, 2017			July 29, 2017
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	37,356	8,331	45,687	77,308	17,048	94,356
Cost of sales	20,254	5,228	25,482	39,571	10,398	49,969
Gross profit	17,102	3,103	20,205	37,737	6,650	44,387
Selling, general and administration expenses			27,816			51,969
Results from operating activities			(7,611)			(7,582)
Finance costs			157			288
Finance income			(135)			(271)
Loss before income taxes			(7,633)			(7,599)

	For the three months ended			For the six months ended
	July 30, 2016			July 30, 2016
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	33,895	7,184	41,079	70,854	14,694	85,548
Cost of sales	16,810	4,361	21,171	33,884	8,601	42,485
Gross profit	17,085	2,823	19,908	36,970	6,093	43,063
Selling, general and administration expenses			22,810			43,929
Results from operating activities			(2,902)			(866)
Finance costs			19			36
Finance income			(148)			(269)
Loss before income taxes			(2,773)			(633)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $11.

The Company’s foreign exchange exposure is as follows:

	July 29,	January 28,
	2017	2017
	US$	US$
Cash	1,913	690
Accounts receivable	1,697	1,188
Accounts payable	3,839	2,461

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through April 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IAS 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three and six-month periods ended July 29, 2017. As at July 29, 2017, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at July 29, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3098	16,900	22,136	July 2017 to October 2017	(1,136)
U.S. dollar	1.3050	14,700	19,183	November 2017 to April 2018	(932)
		31,600	41,319		(2,068)

The nominal and contract values of foreign exchange contracts outstanding as at July 30, 2016 are as follows:

	Range of	Nominal	Nominal		Unrealized
	contractual	value	value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3060	14,800	19,329	August 2016 to October 2016	(27)
U.S. dollar	1.2696 - 1.2772	19,100	24,314	November 2016 to April 2017	581
		33,900	43,643		554

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash  flow interest rate risk include financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (Note 8). As at July 29, 2017, the Company did not have any borrowings on the Revolving Facility.

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

As at July 29, 2017, the Company had $56,407 in cash.  In addition, as outlined in Note 8, the Company has a Revolving Facility of $20,000, of which nil was drawn as at July 29, 2017. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 of the consolidated financial statements for the year ended January 28, 2017 describe how the categories of financial instruments are measured and how income and expenses, including fair value remeasurement gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the six months ended July 29, 2017 or the six months ended July 30, 2016.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein include statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be,“forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to the risks described under the section entitled “Risk Factors” in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017.  Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q.  Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2017” are to the Company’s fiscal year ending February 3, 2018.  All references to “Fiscal 2016” are to the Company’s fiscal year ending January 28, 2017. All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ending February 3, 2018 covers a 53-week fiscal period. The years ending January 28, 2017 and January 30, 2016 cover a 52-week period.

Overview

We are a growing retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 236 company-operated DAVIDsTEA stores as of July 29, 2017, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Second Quarter 2017 Highlights

Compared to the second quarter of Fiscal 2016,  we grew our sales from $41.1 million to $45.7 million, representing growth of 11.2% over the prior year.

We added 4 net new stores, increasing our store base from 232 stores as of April 29, 2017 to 236 stores as of July 29, 2017.

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

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, loss on disposal of property and equipment, impairment of property and equipment, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 22 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$45,687	$41,079	$94,356	$85,548
Cost of sales	25,482	21,171	49,969	42,485
Gross profit	20,205	19,908	44,387	43,063
Selling, general and administration expenses	27,816	22,810	51,969	43,929
Results from operating activities	(7,611)	(2,902)	(7,582)	(866)
Finance costs	157	19	288	36
Finance income	(135)	(148)	(271)	(269)
Loss before income taxes	(7,633)	(2,773)	(7,599)	(633)
Provision for income tax (recovery)	(2,070)	(506)	(1,674)	120
Net loss	$(5,563)	$(2,267)	$(5,925)	$(753)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	55.8%	51.5%	53.0%	49.7%
Gross profit	44.2%	48.5%	47.0%	50.3%
Selling, general and administration expenses	60.9%	55.5%	55.1%	51.4%
Results from operating activities	(16.7%)	(7.1%)	(8.1%)	(1.0%)
Finance costs	0.3%	0.0%	0.3%	0.0%
Finance income	(0.3%)	(0.4%)	(0.3%)	(0.3%)
Loss before income taxes	(16.7%)	(6.8%)	(8.1%)	(0.7%)
Provision for income tax (recovery)	(4.5%)	(1.2%)	(1.8%)	0.1%
Net loss	(12.2%)	(5.5%)	(6.3%)	(0.9%)
Other financial and operations data:
Adjusted EBITDA (1)	$(2,234)	$168	$(691)	$4,747
Adjusted EBITDA as a percentage of sales	(4.9%)	0.4%	(0.7%)	5.5%
Number of stores at end of period	236	208	236	208
Comparable sales growth (decline) for period (2)	(0.9%)	5.1%	(3.4%)	5.0%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2017	2016	2017	2016

Selling, general and administration expenses	27,816	22,810	51,969	43,929
Executive separation costs (a)	(962)	—	(962)	—
Impairment of property and equipment (b)	(2,313)	—	(2,313)	—
Impact of onerous contracts (c)	1,360	—	2,775	—
Adjusted selling, general and administration expenses	$25,901	$22,810	$51,469	$43,929

(a)

Executive separation costs represent salary owed to the former Chief Financial Officer of $812 for the three and six months ended July 29, 2017 as part of his separation agreement and stock-based compensation of $150 for the three and six months ended July 29, 2017 relating to the vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2017	2016	2017	2016

Results from operating activities	(7,611)	(2,902)	(7,582)	(866)
Executive separation costs (a)	962	—	962	—
Impairment of property and equipment (b)	2,313	—	2,313	—
Impact of onerous contracts (c)	(1,360)	—	(2,775)	—
Adjusted results from operating activities	$(5,696)	$(2,902)	$(7,082)	$(866)

(a)

Executive separation costs represent salary owed to the former Chief Financial Officer of $812 for the three and six months ended July 29, 2017 as part of his separation agreement and stock-based compensation of $150 for the three and six months ended July 29, 2017 relating to the vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
(in thousands)	2017	2016	2017	2016

Net loss	$(5,563)	$(2,267)	$(5,925)	$(753)
Finance costs	157	19	288	36
Finance income	(135)	(148)	(271)	(269)
Depreciation and amortization	2,586	2,090	4,932	4,037
Loss on disposal of property and equipment	24	—	30	—
Provision for income tax (recovery)	(2,070)	(506)	(1,674)	120
EBITDA	$(5,001)	$(812)	$(2,620)	$3,171
Additional adjustments:
Stock-based compensation expense (a)	802	614	1,376	930
Executive separation costs related to salary (b)	812	—	812	—
Impairment of property and equipment (c)	2,313	—	2,313	—
Impact of onerous contracts (d)	(1,360)	—	(2,775)	—
Deferred rent (e)	200	366	203	646
Adjusted EBITDA	$(2,234)	$168	$(691)	$4,747

(a)	Represents non-cash stock-based compensation expense.
(b)	Executive separation costs related to salary represent salary owed to the former Chief Financial Officer as part of his separation agreement.
(c)	Represents costs related to impairment of property and equipment for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.

Three Months Ended July 29, 2017 Compared to Three Months Ended July 30, 2016

Sales.  Sales for the three months ended July 29, 2017 increased 11.2%, or $4.6 million, to $45.7 million from $41.1 million for the three months ended July 30, 2016, comprising  a  $0.3 million decrease in comparable sales and a  $4.9 million increase in non-comparable sales. Comparable sales decreased by 0.9% and non-comparable sales increased primarily due to an additional 28 net new stores opened as at July 29, 2017 as compared to July 30, 2016. Comparable sales decreased as we faced more a  challenging overall consumer retail backdrop.

Gross Profit.  Gross profit increased by  1.5%, or $0.3 million, to $20.2 million for the three months ended July 29, 2017 from $19.9 million for the three months ended July 30, 2016. Gross profit as a percentage of sales decreased to 44.2% for the three months ended July 29, 2017, from 48.5% for the three months ended July 30, 2016 primarily due to the planned clearance of seasonal products and deleveraging of fixed costs due to the negative 0.9% comparable sales this quarter.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 21.9%, or $5.0 million, to $27.8 million in the three months ended July 29, 2017 from $22.8 million for the three months ended July 30, 2016. As a percentage of sales, selling, general and administration expenses increased to 60.9% for the three months ended July 29, 2017, as compared to 55.5% for the three months ended July 30, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the three months ended July 29, 2017, selling, general and administration expenses increased to $25.9 million in the three months ended July 29,

2017 from $22.8 million for the three months ended July 30, 2016 due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 236 stores as of July 29, 2017 as compared to 208 stores as of July 30, 2016. As a percentage of sales, selling, general and administration expenses excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts increased to 56.6% from 55.5%.

Results from Operating Activities.  Results from operating activities decreased by $4.7 million, to $(7.6) million in the three months ended July 29, 2017 from $(2.9) million in the three months ended July 30, 2016.  Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the three months ended July 29, 2017, results from operating activities decreased by $2.8 million, to $(5.7) million from $(2.9) million for the three months ended July 30, 2016.

Provision for Income Taxes (Recovery).    Recovery for income taxes increased by  $1.6 million, to $2.1 million for the three months ended July 29, 2017 from a recovery for income taxes of $0.5 million for the three months ended July 30, 2016. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 27.1% and 18.2% for the three months ended July 29, 2017 and July 30, 2016, respectively. This increase in the effective tax rate is due to a decrease in non-deductible expenses, differences in foreign tax rates vs. statutory income tax rates and other items that result in an increase in income tax recovery for the three months ended July 29, 2017.

Six Months Ended July 29, 2017 Compared to Six Months Ended July 30, 2016

Sales.  Sales for the six months ended July 29, 2017 increased 10.4%, or $8.9 million, to $94.4 million from $85.5 million for the six months ended July 30, 2016, comprising a $2.8 million decrease in comparable sales and a $11.7 million increase in non-comparable sales. Comparable sales decreased by 3.4% and non-comparable sales increased primarily due to an additional 28 net new stores opened as at July 29, 2017 as compared to July 30, 2016. Comparable sales decreased as we faced more a challenging overall consumer retail backdrop.

Gross Profit.    Gross profit increased by 3.0%, or $1.3 million, to $44.4 million for the six months ended July 29, 2017 from $43.1 million for the six months ended July 30, 2016. Gross profit as a percentage of sales decreased to 47.0% for the six months ended July 29, 2017, from 50.3% for the six months ended July 30, 2016 primarily due to the planned clearance of seasonal products and deleveraging of fixed costs due to the negative 3.9% comparable sales for the year-to-date.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 18.5%, or $8.1 million, to $52.0 million in the six months ended July 29, 2017 from $43.9 million for the six months ended July 30, 2016. As a percentage of sales, selling, general and administration expenses increased to 55.1%  for the six months ended July 29, 2017, as compared to 51.4% for the six months ended July 30, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the six months ended July 29, 2017, selling, general and administration expenses increased to $51.5 million in the six months ended July 29, 2017 from $43.9 million for the six months ended July 30, 2016 due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 236 stores as of July 29, 2017 as compared to 208 stores as of July 30, 2016. As a percentage of sales, selling, general and administration expenses excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts increased to 54.6% from 51.4%.

Results from Operating Activities.  Results from operating activities decreased by $6.7 million, to $(7.6) million in the six months ended July 29, 2017 from $(0.9) million in the six months ended July 30, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the six months ended July 29, 2017, results from operating activities decreased by $6.2 million, to $(7.1) million from $(0.9) million for the six months ended July 30, 2016.

Provision for Income Taxes.  Provision for income taxes decreased by $1.8 million, to a recovery of  $1.7 million for the six months ended July 29, 2017 from a provision of $0.1 million for the six months ended July 30,

2016. The decrease in the provision for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 22.0% and (19.0)% for the six months ended July 29, 2017 and July 30, 2016, respectively. This increase in the effective tax rate is due to non-deductible expenses, differences in foreign tax rates vs. statutory income tax rates and other items that resulted in an income tax recovery for the six months ended July 29, 2017.

Liquidity and Capital Resources

As at July 29, 2017 we had $56.4 million of cash primarily held with major Canadian financial institutions. Our working capital was $73.0 million as of July 29, 2017,  compared to $78.7 million as at January 28, 2017.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2017, we plan to spend approximately $15.0-$18.0 million on capital expenditures. We expect to construct, lease and open 10-12 new stores in Canada and up to  5 new stores in the United States, and renovate a number of existing stores. The remainder of the capital budget will be used to make continued investment in our infrastructure.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the six months ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Cash flows provided by (used in):
Operating activities	$2,819	$(1,783)	$(3,842)	$(2,571)
Investing activities	(3,551)	(7,181)	(5,797)	(10,183)
Financing activities	791	500	1,606	844
Increase (decrease) in cash	$59	$(8,464)	$(8,033)	$(11,910)

Cash Flows Provided by Operating Activities

Net cash flows provided by (used in) operating activities increased to $2.8 million for the three months ended July 29, 2017 from $(1.8) million for the three months ended July 30, 2016.  The increase in the cash flows provided by operating activities was due primarily to a reduction in excess inventory levels from year-end, compared to the three months ended July 30, 2016, during which time inventory grew at normal levels to support sales for the third and fourth quarters of fiscal 2016.

Net cash used in operating activities increased to $(3.8) million for the six months ended July 29, 2017 from $(2.6) million for the six months ended July 30, 2016. The increase in the cash flows used in operating activities was due primarily to lower results from operating activities, partially offset by a reduction in inventory levels from year-end, as described above.

Cash Flows Provided by Investing Activities

Capital expenditures decreased by  $3.6 million, to $3.6 million for the three months ended July 29, 2017, from $7.2 million for the three months ended July 30, 2016. This decrease was primarily due to the number of new store build-outs and the timing of investments in infrastructure. We opened 5  new stores for the three months ended July 29, 2017 compared to 10 new stores for the three months ended July 30, 2016.

Capital expenditures decreased by $4.4 million, to $5.8 million for the six months ended July 29, 2017, from $10.2 million for the six months ended July 30, 2016. This decrease was primarily due to the number of new store build-outs anf the timing of investments in infrastructure. We opened 9 new stores for the six months ended July 29, 2017 compared to 15 new stores for the six months ended July 30, 2016.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $0.8 million for the three months ended July 29, 2017 due to proceeds from share issuances, compared to $0.5 million for the three months ended July 30, 2016.

Net cash flows provided by financing activities amounted to $1.6 million for the six months ended July 29, 2017 due to proceeds from share issuances, compared to $0.8 million for the six months ended July 30, 2016.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit agreement provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at July 29, 2017, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at July 29, 2017, we are in compliance with these covenants.

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

IFRS 9, “Financial Instruments”. In July 2014, the IASB issued the final version of IFRS 9, “Financial Instruments” that replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early application permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. The Company will perform a detailed assessment in the coming quarters to determine the extent of the impact.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 29, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended July 29, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a) Exhibits:

10.1	Executive Employment Agreement between DAVIDsTEA Inc. and Howard Tafler, dated September 7, 2017.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Executive Employment Agreement between DAVIDsTEA Inc. and Howard Tafler, dated September 7, 2017.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: September 7, 2017	Name:	Joel Silver
	Title:	President and Chief Executive Officer