Form 10-Q
period 2017-10-28
DAVIDsTEA Inc.
filed 2017-12-07
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2017.

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

As of December 6, 2017,  25,844,615 common shares of the registrant were outstanding.

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

On December  1, 2017, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2705.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		October 28,	January 28,
		2017	2017
		$	$

ASSETS
Current
Cash		36,865	64,440
Accounts and other receivables		3,777	3,485
Inventories	[Note 5]	37,290	31,264
Income tax receivable		5,625	539
Prepaid expenses and deposits		6,232	5,659
Derivative financial instruments	[Note 15]	628	454
Total current assets		90,417	105,841
Property and equipment	[Note 6]	47,012	51,160
Intangible assets		3,502	2,958
Deferred income tax assets	[Note 10]	13,860	14,375
Total assets		154,791	174,334
LIABILITIES AND EQUITY
Current
Trade and other payables		13,592	19,681
Deferred revenue		4,075	4,885
Current portion of provisions	[Note 7]	919	2,562
Total current liabilities		18,586	27,128
Deferred rent and lease inducements		8,669	7,824
Provisions	[Note 7]	3,926	5,932
Total liabilities		31,181	40,884
Equity
Share capital	[Note 9]	111,339	263,828
Contributed surplus		7,936	8,833
Retained earnings (deficit)		1,323	(142,398)
Accumulated other comprehensive income		3,012	3,187
Total equity		123,610	133,450
		154,791	174,334

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the nine months ended
		October 28,	October 29,	October 28,	October 29,
		2017	2016	2017	2016
		$	$	$	$

Sales	[Note 14]	42,997	44,134	137,353	129,682
Cost of sales		24,625	23,587	74,594	66,072
Gross profit		18,372	20,547	62,759	63,610
Selling, general and administration expenses	[Note 11]	27,035	27,187	79,004	71,116
Results from operating activities		(8,663)	(6,640)	(16,245)	(7,506)
Finance costs		327	19	615	55
Finance income		(149)	(125)	(420)	(394)
Loss before income taxes		(8,841)	(6,534)	(16,440)	(7,167)
Income tax recovery		(2,356)	(1,574)	(4,030)	(1,454)
Net loss		(6,485)	(4,960)	(12,410)	(5,713)
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 15]	1,872	537	95	(1,982)
Realized net (gain) loss on forward exchange contracts reclassified to inventory		824	(26)	79	(396)
Provision for income tax recovery (income tax) on comprehensive income		(714)	(136)	(46)	631
Cumulative translation adjustment		589	699	(303)	(770)
Other comprehensive income (loss), net of tax		2,571	1,074	(175)	(2,517)
Total comprehensive loss		(3,914)	(3,886)	(12,585)	(8,230)
Net loss per share:
Basic	[Note 12]	(0.25)	(0.20)	(0.48)	(0.23)
Fully diluted	[Note 12]	(0.25)	(0.20)	(0.48)	(0.23)
Weighted average number of shares outstanding
— basic	[Note 12]	25,829,090	24,902,385	25,659,164	24,554,391
— fully diluted	[Note 12]	25,829,090	24,902,385	25,659,164	24,554,391

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(6,485)	(4,960)	(12,410)	(5,713)
Items not affecting cash:
Depreciation of property and equipment	2,138	2,110	6,316	5,818
Amortization of intangible assets	494	198	1,248	527
Loss on disposal of property and equipment	18	311	48	311
Impairment of property and equipment	2,658	2,516	4,971	2,516
Deferred rent	174	385	377	1,031
Provision (recovery) for onerous contracts	(46)	48	(1,573)	48
Stock-based compensation expense	362	643	1,738	1,573
Amortization of financing fees	19	19	59	55
Accretion on provisions	307	—	558	—
Deferred income taxes (recovered)	(227)	453	203	475
	(588)	1,723	1,535	6,641
Net change in other non-cash working capital balances related to operations	(15,546)	(23,978)	(21,511)	(31,467)
Cash flows related to operating activities	(16,134)	(22,255)	(19,976)	(24,826)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	90	962	1,696	1,806
Cash flows related to financing activities	90	962	1,696	1,806
INVESTING ACTIVITIES
Additions to property and equipment	(2,770)	(5,776)	(7,501)	(15,498)
Additions to intangible assets	(728)	(399)	(1,794)	(860)
Cash flows related to investing activities	(3,498)	(6,175)	(9,295)	(16,358)
Decrease in cash during the period	(19,542)	(27,468)	(27,575)	(39,378)
Cash, beginning of period	56,407	60,604	64,440	72,514
Cash, end of period	36,865	33,136	36,865	33,136
Supplemental Information
Cash paid for:
Income taxes (classified as operating activity)	165	1,279	877	2,436
Cash received for:
Interest	146	121	433	382
Income taxes (classified as operating activity)	—	97	26	522

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the nine months ended October 29, 2016	—	—	(5,713)	—	—	—	(5,713)
Other comprehensive loss	—	—	—	(1,747)	(770)	(2,517)	(2,517)
Total comprehensive loss	—	—	(5,713)	(1,747)	(770)	(2,517)	(8,230)
Issuance of common shares	2,705	(899)	—	—	—	—	1,806
Common shares issued on vesting of restricted stock units	239	(470)	(254)	—	—	—	(485)
Stock-based compensation expense	—	1,573	—	—	—	—	1,573
Income tax impact associated with stock options	—	178	—	—	—	—	178
Balance, October 29, 2016	262,149	7,476	(144,432)	782	2,904	3,686	128,879

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the nine months ended October 28, 2017	—	—	(12,410)	—	—	—	(12,410)
Other comprehensive loss	—	—	—	128	(303)	(175)	(175)
Total comprehensive loss	—	—	(12,410)	128	(303)	(175)	(12,585)
Issuance of common shares	2,546	(850)	—	—	—	—	1,696
Common shares issued on vesting of restricted stock units	912	(1,652)	184	—	—	—	(556)
Stock-based compensation expense	—	1,738	—	—	—	—	1,738
Income tax impact associated with stock options	—	(133)	—	—	—	—	(133)
Reduction of stated capital	(155,947)	—	155,947	—	—	—	—
Balance, October 28, 2017	111,339	7,936	1,323	461	2,551	3,012	123,610

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 28, 2017 and October 29, 2016 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and nine-month periods ended October 28, 2017 were authorized for issue in accordance with a resolution of the Board of Directors on December 7, 2017.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 28, 2017, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 28, 2017. During the nine-month period ended October 28, 2017, we did not implement any new accounting standards.

Gift card breakage

During the three months ended October 29, 2016, the Company determined that it had sufficient historical redemption patterns to record breakage income associated with unredeemed gift cards, and accordingly recorded breakage income associated to gift cards issued and redeemed in prior years, when no breakage income was included. Gift card breakage is included in sales in the interim consolidated statement of income (loss). Sales for the three and nine months ended October 28, 2017 include breakage income of  $100 and  $485, respectively  [$850 for the three and nine months ended October 29, 2016].

3. CHANGES IN ACCOUNTING POLICIES

Information on significant new accounting standards and amendments issued but not yet adopted is described below.

IFRS 9, “Financial Instruments”, for which the final version was issued in July 2014 by the IASB, replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early application permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The  Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. The Company will perform a detailed assessment in the coming quarters to determine the extent of the impact. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company expects that the implementation of IFRS 15 will impact the allocation of revenue that is deferred in relation to its customer loyalty award programs. Revenue is currently allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration will be allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The Company is currently assessing the impact of this change on its consolidated financial statements. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

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

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. The Interpretation provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. The Interpretation is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. The Interpretation requires an entity to:

- Contemplate whether uncertain tax treatments should be considered separately, or together as a group, based on which approach provides better predictions of the resolution;

- Reflect an uncertainty in the amount of income tax payable (recoverable) if it is probable that it will pay (or recover) an amount for the uncertainty; and

- Measure a tax uncertainty based on the most likely amount or expected value depending on whichever method better predicts the amount payable (recoverable).

The Company is in the process of evaluating the impact of adopting the interpretation of IFRIC 23 on its consolidated financial statements.

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

5. INVENTORIES

	October 28,	January 28,
	2017	2017
	$	$
Finished goods	32,647	24,504
Goods in transit	2,862	5,463
Packaging	1,781	1,297
	37,290	31,264

6. PROPERTY AND EQUIPMENT

For the three and nine months ended October 28, 2017, an assessment of indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and nine month periods ended October 28, 2017 an impairment loss of $2,658 and $5,837, respectively,  [$2,516 for the three and nine month periods ended October 29, 2016] related to store leasehold improvements, furniture and equipment, and computer hardware was recognized in the Canadian and U.S segments.  The impairment loss was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use, and is included in selling, general and administration expenses in the consolidated statements of net income (loss) and comprehensive income (loss). Value in use of $635 for the CGU’s in question was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax weighted average cost of capital of 13.4%. For the three and nine months ended October 28, 2017, nil and $866, respectively, of impairment losses were reversed  following a change in the expected future cash flows of certain CGUs in the U.S. segment  [October 29, 2016 – nil and nil]. Value in use of  $848 for these CGU’s was determined in the same manner as described above. Impairment losses were reversed only to the extent that the carrying amounts of the CGU’s net assets did not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

For the purpose of determining value in use as at October 28, 2017, management’s best estimate of future cash flows from use over the remaining lease terms incorporate an assumption of sales capture for CGU’s located in the same mall as one the Company`s main competitors. The Company performed a sensitivity analysis on its value in use calculations to determine how a change in its assumptions would impact its results from operations. As at October 28, 2017, a 20% decrease or increase in the expected future sales capture from the Company`s competitor, assuming that all other variables had remained the same, would have resulted in an increase of nil and $163 or a decrease of nil and $113 in the net impairment loss for the three and nine month periods ended October 28, 2017, respectively.

7. PROVISIONS

For the
nine months ended
October 28,
2017
$
Opening balance	8,494
Utilization	(2,340)
Additions	458
Reversals	(2,031)
Payments	(132)
Accretion expense	558
Cumulative translation adjustment	(162)
Ending balance	4,845
Less: Current portion	(919)
Long-term portion of provisions	3,926

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. During the nine-month period ended October 28, 2017, due to changes in assumptions, additions to the onerous provisions were recorded in the amount of $458, while the provisions for other stores were partially or fully reversed by an amount of $2,031.

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

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at October 28, 2017,  the Company is in compliance with these covenants.

As at October 28, 2017 and January 28, 2017, the Company did not have any borrowings on the Revolving Facility.

9. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	October 28,	January 28,
	2017	2017
	$	$
25,843,544 Common shares [January 28, 2017 - 25,330,951 shares]	111,339	263,828
	111,339	263,828

In June 2017, the shareholders of the Company approved a resolution to reduce the stated capital maintained in respect of the common shares by an amount of $155,947, which resulted in a corresponding reduction of the deficit.

During the three and nine-month periods ended October 28, 2017, 24,000 and 436,773 stock options, respectively, were exercised for common shares for cash proceeds of $90 and $1,696  [October 29, 2016 —  273,078 and 949,649 stock options for cash proceeds of  $962 and $1,806]. The carrying value of common shares during the three and nine-month periods ended October 28, 2017 includes $22 and $850, respectively [October 29, 2016 — $595 and $899], which corresponds to a reduction in contributed surplus associated to options exercised during the period.

In addition, during the three and nine-month periods ended October 28,  2017, 19,819 and 75,820 common shares, respectively, [October 29, 2016 – 2,043 and 32,441 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $208 and $912, net of tax, respectively  [October 29, 2016 – $25 and $239] and a reduction in contributed surplus of $433  and $1,652  [October 29, 2016 —  $53 and $470].

Stock-based compensation

As at October 28, 2017,  664,479 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $2.39 for the nine-month period ended October 28, 2017 [for the nine-month period ended October 29, 2016 — $3.72] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the nine months ended
	October 28,		October 29,
	2017		2016
Risk-free interest rate	1.79%		1.23%
Expected volatility	27.4%		29.8%
Expected option life	4.0	years	4.0	years
Expected dividend yield	0%		0%
Exercise price	$9.76		$14.67

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the nine-month period is presented below.

	For the nine months ended
	October 28,		October 29,
	2017		2016
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	933,195	5.63	2,146,880	3.04
Issued	161,980	9.76	174,031	14.67
Exercised	(436,773)	3.88	(949,649)	1.90
Forfeitures	(135,135)	8.31	(112,283)	4.97
Outstanding, end of period	523,267	7.67	1,258,979	5.34
Exercisable, end of period	315,909	5.74	586,885	3.61

The weighted average share price at the date of exercise for stock options exercised during the nine-month period ended October 28, 2017 was $8.68  [October 29, 2016 — $15.64].

A summary of the status of the Company’s RSU plan and changes during the nine-month period is presented below.

	For the nine months ended
	October 28,		October 29,
	2017		2016
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	252,233	12.42	252,720	7.39
Granted	298,897	8.59	194,154	14.71
Forfeitures	(34,864)	10.19	(36,647)	7.23
Vested	(75,820)	12.21	(32,441)	7.39
Vested, withheld for tax	(65,342)	11.40	(30,981)	7.39
Outstanding, end of period	375,104	9.80	346,805	11.63
(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended October 28, 2017, the Company recognized a stock-based compensation expense of $362 and $1,738, respectively [October 29, 2016 — $643 and $1,573].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	October 28,		October 29,		October 28,		October 29,
	2017		2016		2017		2016
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	(2,368)	26.6	(1,735)	26.8	(4,404)	26.6	(1,903)
Non-deductible items	(0.4)	38	(0.2)	11	(2.3)	385	(5.1)	367
Other	0.3	(26)	(2.3)	150	0.1	(11)	(1.1)	82
Income tax provision (recovery) — effective tax rate	26.7	(2,356)	24.1	(1,574)	24.6	(4,030)	20.3	(1,454)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	$	$	$	$
Income tax provision (recovery)
Current	(2,129)	(2,027)	(4,233)	(1,929)
Deferred	(227)	453	203	475
	(2,356)	(1,574)	(4,030)	(1,454)

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	$	$	$	$
Wages, salaries and employee benefits	15,012	15,376	47,113	42,910
Depreciation of property and equipment	2,138	2,110	6,316	5,818
Amortization of intangible assets	494	198	1,248	527
Loss on disposal of property and equipment	18	311	48	311
Impairment of property and equipment	2,658	2,516	4,971	2,516
Provision (recovery) for onerous contracts	(46)	48	(1,573)	48
Stock-based compensation	362	643	1,738	1,573
Executive separation costs related to salary	1,070	505	1,882	505
Other selling, general and administration	5,329	5,480	17,261	16,908
	27,035	27,187	79,004	71,116

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	$	$	$	$
Net loss for basic EPS	(6,485)	(4,960)	(12,410)	(5,713)

Weighted average number of shares outstanding — basic and diluted	25,829,090	24,902,385	25,659,164	24,554,391

As a result of the net loss during the three and nine-month periods ended October 28, 2017,  the stock options and restricted stock units disclosed in Note 9 are anti-dilutive.

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

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	$	$	$	$
Tea	30,098	30,013	93,958	86,042
Tea accessories	8,636	9,590	30,315	30,294
Food and beverages	4,263	4,531	13,080	13,346
	42,997	44,134	137,353	129,682

Property and equipment and intangible assets by country are as follows:

	October 28,	January 28,
	2017	2017
	$	$
Canada	41,181	41,432
US	9,333	12,686
Total	50,514	54,118

Gross profit per country, excluding intercompany profit, is used to measure performance because management believes this information is the most relevant in evaluating results. Gross profit per country is as follows:

	For the three months ended			For the nine months ended
	October 28, 2017			October 28, 2017
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	35,495	7,502	42,997	112,803	24,550	137,353
Cost of sales	19,475	5,150	24,625	59,046	15,548	74,594
Gross profit	16,020	2,352	18,372	53,757	9,002	62,759
Selling, general and administration expenses			27,035			79,004
Results from operating activities			(8,663)			(16,245)
Finance costs			327			615
Finance income			(149)			(420)
Loss before income taxes			(8,841)			(16,440)

	For the three months ended			For the nine months ended
	October 29, 2016			October 29, 2016
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	36,693	7,441	44,134	107,547	22,135	129,682
Cost of sales	18,730	4,857	23,587	52,614	13,458	66,072
Gross profit	17,963	2,584	20,547	54,933	8,677	63,610
Selling, general and administration expenses			27,187			71,116
Results from operating activities			(6,640)			(7,506)
Finance costs			19			55
Finance income			(125)			(394)
Loss before income taxes			(6,534)			(7,167)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $8.

The Company’s foreign exchange exposure is as follows:

	October 28,	January 28,
	2017	2017
	US$	US$
Cash	2,412	690
Accounts receivable	1,323	1,188
Accounts payable	3,578	2,461

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IAS 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three and nine-month periods ended October 28, 2017. As at October 28, 2017, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at October 28, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2221 - 1.3098	35,400	44,796	November 2017 to September 2018	628

The nominal and contract values of foreign exchange contracts outstanding as at October 29, 2016 are as follows:

	Range of	Nominal	Nominal		Unrealized
	contractual	value	value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2696 - 1.2772	17,100	21,760	November 2016 to April 2017	1,065

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash  flow interest rate risk include financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (Note 8). As at October 28, 2017, the Company did not have any borrowings on the Revolving Facility.

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

As at October 28, 2017, the Company had $36,865 in cash. In addition, as outlined in Note 8, the Company has a Revolving Facility of $20,000, of which nil was drawn as at October 28, 2017. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to maturity, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 of the consolidated financial statements for the year ended January 28, 2017 describe how the categories of financial instruments are measured and how income and expenses, including fair value remeasurement gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine month period ended October 28, 2017 or the nine month period ended October 29, 2016.

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

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 236 company-operated DAVIDsTEA stores as of October 28, 2017, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$42,997	$44,134	$137,353	$129,682
Cost of sales	24,625	23,587	74,594	66,072
Gross profit	18,372	20,547	62,759	63,610
Selling, general and administration expenses	27,035	27,187	79,004	71,116
Results from operating activities	(8,663)	(6,640)	(16,245)	(7,506)
Finance costs	327	19	615	55
Finance income	(149)	(125)	(420)	(394)
Loss before income taxes	(8,841)	(6,534)	(16,440)	(7,167)
Income tax recovery	(2,356)	(1,574)	(4,030)	(1,454)
Net loss	$(6,485)	$(4,960)	$(12,410)	$(5,713)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3%	53.4%	54.3%	51.0%
Gross profit	42.7%	46.6%	45.7%	49.0%
Selling, general and administration expenses	62.9%	61.6%	57.5%	54.8%
Results from operating activities	(20.2%)	(15.0%)	(11.8%)	(5.8%)
Finance costs	0.7%	0.0%	0.4%	0.0%
Finance income	(0.3%)	(0.3%)	(0.3%)	(0.3%)
Loss before income taxes	(20.6%)	(14.8%)	(11.9%)	(5.5%)
Income tax recovery	(5.5%)	(3.6%)	(2.9%)	(1.1%)
Net loss	(15.1%)	(11.2%)	(9.0%)	(4.4%)
Other financial and operations data:
Adjusted EBITDA (1)	$(2,887)	$76	$(3,578)	$4,823
Adjusted EBITDA as a percentage of sales	(6.7%)	0.2%	(2.6%)	3.7%
Number of stores at end of period	236	225	236	225
Comparable sales growth (decline) for period (2)	(6.8%)	0.8%	(4.5%)	3.5%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2017	2016	2017	2016

Selling, general and administration expenses	27,035	27,187	79,004	71,116
Executive separation costs (a)	(1,112)	(594)	(2,074)	(594)
Impairment of property and equipment (b)	(2,658)	(2,516)	(4,971)	(2,516)
Impact of onerous contracts (c)	1,138	(48)	3,913	(48)
Loss on disposal of property and equipment (d)	—	(311)	—	(311)
Adjusted selling, general and administration expenses	$24,403	$23,718	$75,872	$67,647

(a)

For the current year periods, executive separation costs represent salary owed to former executives of $1,070 and $1,882 for the three and nine month periods ended October 28, 2017 as part of their separation of employment from the Company and stock-based compensation of $42 and $192 for the three and nine month periods ended October 28, 2017 relating to the vesting of equity awards due to the separation of employement from the Company. For the prior year periods, executive separation costs represent salary owed to the former Chief Executive Officer of $505 payable as part of the separation agreement and stock-based compensation expense of $89 relating to vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents non-cash costs related to the loss on disposal of property and equipment due to new store concept at an existing store location in the prior year periods.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2017	2016	2017	2016

Results from operating activities	(8,663)	(6,640)	(16,245)	(7,506)
Executive separation costs (a)	1,112	594	2,074	594
Impairment of property and equipment (b)	2,658	2,516	4,971	2,516
Impact of onerous contracts (c)	(1,138)	48	(3,913)	48
Loss on disposal of property and equipment (d)	—	311	—	311
Adjusted results from operating activities	$(6,031)	$(3,171)	$(13,113)	$(4,037)

(a)

For the current year periods, executive separation costs represent salary owed to former executives of $1,070 and $1,882 for the three and nine month periods ended October 28, 2017 as part of their separation of employment from the Company and stock-based compensation of $42 and $192 for the three and nine month periods ended October 28, 2017 relating to the vesting of equity awards due to the separation of employement from the Company. For the prior year periods, executive separation costs represent salary owed to the former Chief Executive Officer of $505 payable as part of the separation agreement and stock-based compensation expense of $89 relating to vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents non-cash costs related to the loss on disposal of property and equipment due to new store concept at an existing store location in the prior year periods.

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
(in thousands)	2017	2016	2017	2016

Net loss	$(6,485)	$(4,960)	$(12,410)	$(5,713)
Finance costs	327	19	615	55
Finance income	(149)	(125)	(420)	(394)
Depreciation and amortization	2,632	2,308	7,564	6,345
Loss on disposal of property and equipment	18	—	48	—
Income tax recovery	(2,356)	(1,574)	(4,030)	(1,454)
EBITDA	$(6,013)	$(4,332)	$(8,633)	$(1,161)
Additional adjustments:
Stock-based compensation expense (a)	362	643	1,738	1,573
Executive separation costs related to salary (b)	1,070	505	1,882	505
Impairment of property and equipment (c)	2,658	2,516	4,971	2,516
Impact of onerous contracts (d)	(1,138)	48	(3,913)	48
Deferred rent (e)	174	385	377	1,031
Loss on disposal of property and equipment (f)	—	311	—	311
Adjusted EBITDA	$(2,887)	$76	$(3,578)	$4,823

(a)	Represents non-cash stock-based compensation expense.

(b)

For the current year periods, executive separation costs represent salary owed to former executives as part of their separation of employment from the Company. For the prior year periods, executive separation costs represent salary owed to the former Chief Executive Officer as part of the separation agreement.

(c)	Represents costs related to impairment of property and equipment for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(f)	Represents non-cash costs related to the loss on disposal of property and equipment due to new store concept at an existing store location in the prior year periods.

Three Months Ended October 28, 2017 Compared to Three Months Ended October 29, 2016

Sales.  Sales for the three months ended October 28, 2017 decreased 2.5%, or $1.1 million, to $43.0 million from $44.1 million for the three months ended October 29 2016, comprising a $2.7 million decrease in comparable sales and a $1.6 million increase in non-comparable sales. Comparable sales decreased by 6.8% and non-comparable sales increased primarily due to an additional 11 net new stores opened as at October 28, 2017 as compared to October 29,  2016. Comparable sales decreased as we faced  a more challenging overall consumer retail backdrop and we also faced challenges with our accessory and kits product assortment.  The latter can be explained by a product offering which did not excite the customer and which we are working diligently on improving.

Gross Profit.  Gross profit decreased by 10.2%, or $2.1 million, to $18.4 million for the three months ended October 28, 2017 from $20.5 million for the three months ended October 29, 2016. Gross profit as a percentage of sales decreased to 42.7% for the three months ended October 28, 2017, from 46.6% for the three months ended October 29, 2016 primarily due to the planned clearance of seasonal products early in the quarter, additional promotional activity during the quarter, and deleveraging of fixed costs due to the negative 6.8% comparable sales this quarter.

Selling, General and Administration Expenses.  Selling, general and administration expenses decreased by 0.7%, or $0.2 million, to $27.0 million in the three months ended October 28, 2017 from $27.2 million for the three months ended October 29, 2016. As a percentage of sales, selling, general and administration expenses increased to 62.9% for the three months ended October 28, 2017, as compared to 61.6% for the three months ended October 29, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the three months ended October 28, 2017, as well as loss on disposal of property and equipment for the three months ended October 29, 2016, selling, general and administration expenses increased to $24.4 million in the three months ended October 28, 2017 from $23.7 million for the three months ended October 29, 2016 due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 236 stores as of October 28, 2017 as compared to 225 stores as of October 29, 2016. As a percentage of sales, selling, general and administration expenses excluding these one-time costs increased to 56.7% from 53.7%, attributable to deleveraging of fixed costs due to the negative 6.8% comparable sales this quarter.

Results from Operating Activities.  Results from operating activities decreased by $2.1 million, to $(8.7) million in the three months ended October 28, 2017 from $(6.6) million in the three months ended October 29, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the three months ended October 28, 2017, as well as loss on disposal of property and equipment for the three months ended October 29, 2016, results from operating activities decreased by $2.8 million, to $(6.0) million from $(3.2) million for the three months ended October 29, 2016.

Provision for Income Taxes (Recovery).    Recovery for income taxes increased by $0.8 million, to $2.4 million for the three months ended October 28, 2017 from a recovery for income taxes of $1.6 million for the three months ended October 29, 2016. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 26.7% and 24.1% for the three months ended October 28, 2017 and October 29,

2016, respectively. This increase in the effective tax rate is due primarily to the non-deductible items relative to the higher loss before income taxes versus the three-months ended October 29, 2016.

Nine Months Ended October 28, 2017 Compared to Nine Months Ended October 29, 2016

Sales.  Sales for the nine months ended October 28, 2017 increased 5.9%, or $7.7 million, to $137.4 million from $129.7 million for the nine months ended October 29, 2016, comprising a $5.5 million decrease in comparable sales and a $13.2 million increase in non-comparable sales. Comparable sales decreased by 4.5% and non-comparable sales increased primarily due to an additional 11 net new stores opened as at October 28, 2017 as compared to October 29, 2016.  Comparable sales decreased as we faced more a challenging overall consumer retail backdrop and we also faced challenges with our accessory and kits product assortment in the third quarter, as described above.

Gross Profit.    Gross profit decreased by 1.3%, or $0.8 million, to $62.8 million for the nine months ended October 28, 2017 from $63.6 million for the nine months ended October 29, 2016. Gross profit as a percentage of sales decreased to 45.7% for the nine months ended October 28, 2017, from 49.0% for the nine months ended October 29, 2016 primarily due to the planned clearance of seasonal products, additional promotional activity, and deleveraging of fixed costs due to the negative 4.5% comparable sales for the year-to-date.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 11.1%, or $7.9 million, to  $79.0 million in the nine months ended October 28, 2017 from $71.1 million for the nine months ended October 29, 2016. As a percentage of sales, selling, general and administration expenses increased to 57.5% for the nine months ended October 28, 2017, as compared to 54.8% for the nine months ended October 29, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the nine months ended October 28, 2017, as well as loss on disposal of property and equipment for the nine months ended October 29, 2016, selling, general and administration expenses increased to $75.9 million in the nine months ended October 28, 2017 from $67.6 million for the nine months ended October 29, 2016 due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 236 stores as of October 28, 2017 as compared to 225 stores as of October 29, 2016. As a percentage of sales, selling, general and administration expenses excluding these one-time costs increased to 55.2% from 52.1%, attributable to deleveraging of fixed costs due to the negative 4.5% comparable sales for the nine months ended October 28, 2017.

Results from Operating Activities.  Results from operating activities decreased by $8.7 million, to $(16.2) million in the nine months ended October 28, 2017 from $(7.5) million in the nine months ended October 29, 2016. Excluding the impact of executive separation costs, impairment of property and equipment, and onerous contracts for the nine months ended October 28, 2017, as well as loss on disposal of property and equipment for the nine months ended October 29, 2016, results from operating activities decreased by $9.1 million, to $(13.1) million from $(4.0) million for the nine months ended October 29, 2016.

Provision for Income Taxes (Recovery).    Recovery for income taxes increased by $2.5 million, to a recovery of $4.0 million for the nine months ended October 28, 2017 from a recovery of $1.5 million for the nine months ended October 29, 2016. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 24.5% and 20.3% for the nine months ended October 28, 2017 and October 29, 2016, respectively. This increase in the effective tax rate is due primarily to the non-deductible items relative to the higher loss before income taxes versus the nine months ended October 29, 2016.

Liquidity and Capital Resources

As at October 28, 2017 we had $36.9 million of cash primarily held with major Canadian financial institutions. Our working capital was $71.8 million as of October 28, 2017, compared to $78.7 million as at January 28, 2017.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During fiscal 2017, we plan to spend approximately $13.0-$15.0 million on capital expenditures. We expect to construct, lease and open 11 new stores in Canada and 5 new stores in the United States, and renovate a number of existing stores. The remainder of the capital budget will be used to make continued investment in our infrastructure.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the nine months ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Cash flows provided by (used in):
Operating activities	$(16,134)	$(22,255)	$(19,976)	$(24,826)
Investing activities	(3,498)	(6,175)	(9,295)	(16,358)
Financing activities	90	962	1,696	1,806
Decrease in cash	$(19,542)	$(27,468)	$(27,575)	$(39,378)

Cash Flows Provided by (Used in) Operating Activities

Net cash flows used in operating activities decreased to $(16.1) million for the three months ended October 28, 2017 from $(22.3) million for the three months ended October 29, 2016. The decrease in the cash flows used in operating activities was due primarily to the net loss for the quarter as well as investment in inventory to support the sales for the Holiday season. The improvement compared to last year is due to management efforts to improve inventory productivity.

Net cash used in operating activities decreased to $(20.0) million for the nine months ended October 28, 2017 from $(24.8) million for the nine months ended October 29, 2016. The decrease in the cash flows used in operating activities was due primarily to lower results from operating activities, partially offset by a reduction in inventory levels from year-end, as described above.

Cash Flows Provided by (Used in) Investing Activities

Capital expenditures decreased by $2.7 million, to $3.5 million for the three months ended October 28, 2017, from $6.2 million for the three months ended October 29, 2016. This decrease was primarily due to the number of new store build-outs and the timing of investments in infrastructure. We opened 3 new stores for the three months ended October 28, 2017 compared to 17 new stores for the three months ended October 29, 2016.

Capital expenditures decreased by $7.1 million, to $9.3 million for the nine months ended October 28, 2017, from $16.4 million for the nine months ended October 29, 2016. This decrease was primarily due to the number of new store build-outs and the timing of investments in infrastructure. We opened 12 new stores for the nine months ended October 28, 2017 compared to 32 new stores for the nine months ended October 29, 2016.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities amounted to $0.1 million for the three months ended October 28, 2017 due to proceeds from share issuances, compared to $1.0 million for the three months ended October 29, 2016.

Net cash flows provided by financing activities amounted to $1.7 million for the nine months ended October 28, 2017 due to proceeds from share issuances, compared to $1.8 million for the nine months ended October 29, 2016.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit agreement provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20.0 million (which we refers to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby we may, at any time prior to the end of the term and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10.0 million. As at October 28, 2017, we did not have any borrowings on the Revolving Facility.

The credit facility contains a number of financial and non-financial covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at October 28, 2017, we are in compliance with these covenants.

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

IFRS 9, “Financial Instruments”, for which the final version was issued in July 2014 by the IASB, replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early application permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. The Company will perform a detailed assessment in the coming quarters to determine the extent of the impact. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company expects that the implementation of IFRS 15 will impact the allocation of revenue that is deferred in relation to its customer loyalty award programs. Revenue is currently allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration will be allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The Company is currently assessing the impact of this change on its consolidated financial statements. As we continue our evaluation, we will further clarify the expected impact of the adoption of the standard, which we do not believe will be material.

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

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. The Interpretation provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. The Interpretation is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. The Interpretation requires an entity to:

- Contemplate whether uncertain tax treatments should be considered separately, or together as a group, based on which approach provides better predictions of the resolution;

- Reflect an uncertainty in the amount of income tax payable (recoverable) if it is probable that it will pay (or recover) an amount for the uncertainty; and

- Measure a tax uncertainty based on the most likely amount or expected value depending on whichever method better predicts the amount payable (recoverable).

The Company is in the process of evaluating the impact of adopting the interpretation of IFRIC 23 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 12, 2017 and filed on April 13, 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the nine-month period ended October 28, 2017, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: December 7, 2017	Name:	Joel Silver
	Title:	President and Chief Executive Officer