Form 10-K/A
period 2017-01-28
DAVIDsTEA Inc.
filed 2018-02-15
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Form 10-K/A)

Amendment No. 1

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common shares, no par value per share	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 30, 2016, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was $160,772,848.

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

The Company is filing this Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended January 28, 2017, which was originally filed on April 13, 2017 (the “Original Filing”), to amend and restate Item 9A of Part II, “Controls and Procedures,” to include the information required by Item 308 of Regulation S-K.

As required by Rule 12b-15 under the Exchange Act, the certifications required by Rule 13a-14(a) under the Exchange Act are also being filed as exhibits to this Amendment. Pursuant to Rule 12b-15 under the Exchange Act, we have included the entire text of Part II, Item 9A of the Original Filing in this Amendment No. 1. However, there have been no changes to the text of such item other than the change stated above. Other than as described above and the inclusion with this Amendment No. 1 of new certifications by management, this Amendment No. 1 speaks only as of the date of the Original Filing and does not amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and our reports filed with the U.S. Securities and Exchange Commission (“SEC”) subsequent to the Original Filing.

PART II

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with IFRS. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management, with the participation of the Company’s principal executive and financial officers, assessed our internal control over financial reporting as of January 28, 2017, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of January 28, 2017.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Document	Filing Date	Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	2/15/2018	31.1
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	2/15/2018	31.2
32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	2/15/2018	32.1
32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	2/15/2018	32.2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: February 15, 2018	Name:	Joel Silver
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Maurice Tousson	Chairman of the Board of Directors	February 15, 2018
Name: Maurice Tousson

/s/ Joel Silver	President, Chief Executive Officer and Director (principal executive officer)	February 15, 2018
Name: Joel Silver

/s/ Howard Tafler	Chief Financial Officer (principal financial officer and principal accounting officer)	February 15, 2018
Name: Howard Tafler

/s/ Herschel Segal	Co-Founder and Director	February 15, 2018
Name: Herschel Segal

/s/ Tyler Gage	Director	February 15, 2018
Name: Tyler Gage

/s/ Michael J. Mardy	Director	February 15, 2018
Name: Michael J. Mardy

/s/ Gary O’Connor	Director	February 15, 2018
Name: Gary O’Connor

/s/ Lorenzo Salvaggio	Director	February 15, 2018
Name: Lorenzo Salvaggio

/s/ Kathleen C. Tierney	Director	February 15, 2018
Name: Kathleen C. Tierney

Date:   February 15, 2018