Form 10-K
period 2018-02-03
DAVIDsTEA Inc.
filed 2018-04-19
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of July 29, 2017, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$77,549,363.

As of April 18, 2018, 25,897,837 common shares of the registrant were outstanding.

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

On April 13, 2018, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2604.

Year Ended	Period End Rate	Period Average Rate	High Rate	Low Rate
January 26, 2013	$1.01	$1.00	$0.97	$1.04
January 25, 2014	$1.11	$1.04	$1.00	$1.11
January 31, 2015	$1.27	$1.11	$1.06	$1.27
January 30, 2016	$1.41	$1.30	$1.46	$1.20
January 28, 2017	$1.31	$1.32	$1.40	$1.25
February 3, 2018	$1.24	$1.29	$1.37	$1.21

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, competitive strengths and differentiators, strategy, long-term Adjusted EBITDA margin potential, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

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

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	Our ability to implement our shift in business strategy;
•	Our efforts to expand beyond retail stores;
•	Significant competition within our industry;
•	The effect of a decrease in customer traffic to the shopping malls, centers and street locations where our stores are located;
•	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;
•	Changes in consumer preferences and economic conditions affecting disposable income;

•	Our ability to source, develop and market new varieties of teas, tea accessories and food and beverages;
•	Our reliance upon the continued retention of key personnel;
•	The impact from real or perceived quality or safety issues with our teas, tea accessories and food and beverages;
•	Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities;
•	The impact of weather conditions, natural disasters and manmade disasters on the supply and price of tea;
•	Actual or attempted breaches of data security;
•	The impact of a regional, national or global health epidemic;
•	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;
•	Adverse publicity as a result of public disagreements with our shareholders;
•	Fluctuations in exchange rates; and
•	The seasonality of our business.

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

ITEM 1. BUSINESS

DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its subsidiary. All references to “Fiscal 2015”  are to the Company’s fiscal year ended January 30, 2016. All references to “Fiscal 2016” are to the Company’s fiscal year ended January 28, 2017. All references to “Fiscal 2017” are to the Company’s fiscal year ended February 3, 2018. The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2016 and January 28, 2017 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

Our Company

DAVIDsTEA is a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages primarily through 240 company-operated DAVIDsTEA stores as of February 3, 2018, and our website, davidstea.com. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

We strive to make tea a multi‑sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation. We design our stores with a modern and simple aesthetic that, coupled with our teal‑colored logo, create an inviting atmosphere and stand in stark contrast to common perceptions of tea as a more traditional product. We are also bringing this experience online to enhance our consumers’

interaction with tea. Our in‑store “Tea Guides” help novice and experienced tea drinkers alike select from the approximately 135 premium teas and tea blends featured on our “Tea Wall,” which is the focal point of our stores. We replicate our store experience online by engaging users with rich content that allows them to easily explore their options amongst our many tea and tea‑related offerings. Consistent with our stores, davidstea.com features our innovative products while offering expertise, community and numerous tools to aid the discovery and exploration of tea.

We sell our products primarily through our company-operated retail stores and e-commerce site, giving us control of the presentation of our brand as well as greater interaction with the customer. We have a dedicated and highly experienced product development team that is constantly creating new tea blends using high‑quality ingredients from around the world. We capitalize on our product development capabilities with approximately 75 new tea blends each year that we rotate into our offering on a continuous basis. We also focus on product innovation in our pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, providing our customers with fun, inventive and more convenient ways to enjoy tea.

During Fiscal 2017,  70% of our revenue was driven by the sale of loose‑leaf teas, pre-packaged teas, tea sachets and tea‑related gifts that consumers enjoy at home, on‑the‑go or at work. The balance of our revenue was driven by tea accessories, 22%, and food and beverages, 8%.  See Note 23 to our consolidated financial statements for information regarding our revenues by product category for each of the past three fiscal years as well as information about our geographic operating segments.

Our Market and Competition

The Canadian and U.S. tea markets are highly fragmented. We compete with a large number of relatively small independently owned tea retailers and a number of regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers and Internet suppliers, as well as with houseware retailers and suppliers that offer teawares and related accessories.

We believe we differentiate ourselves from our competitors on the basis of our distinct retail experience, the broad demographic appeal of our brand, innovative tea products driven by customer insights, the effectiveness of our e-commerce website and grassroots marketing strategy, our versatile store economics and our passionate customer-focused culture supported by our experienced management team and dedicated board members.

Our Stores and Operations

Our Stores

As of February 3, 2018, our retail footprint consisted of 190 stores in Canada and 50 stores in the United States. Our retail stores are located primarily within malls, including lifestyle centers and outlets, and on street locations. Each store exterior prominently displays the DAVIDsTEA teal signage. In Fiscal 2017, our average store was approximately 900 square feet. See Note 23 to our consolidated financial statements for information regarding our long-lived assets in Canada and the US.

Distinctive Retail Experience

The DAVIDsTEA experience starts with our people both in stores, our Tea Guides, and at our service support center. Our people’s knowledge and passion permeate our culture and are rooted in a deep knowledge of, and desire to share, the compelling attributes of tea. A key element of the retail experience is our “Tea Wall,” a focal point of the store, which displays approximately 135 premium teas and tea blends. Our Tea Guides help create a highly interactive and immersive customer experience and we strive to make tea a multi‑sensory experience. Indeed, they facilitate the interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation. Every visit to our stores is designed to create a sense of adventure for our customers, from novice and experienced tea drinkers alike, as our knowledgeable, personable and passionate Tea Guides assist our customers in navigating the “Tea Wall” by selecting a variety of teas for customers to smell based on their taste preferences.

In fiscal 2018, we expect to renovate up to five of our stores to be similar to our new DT 2.0 hybrid concept store, which enables customers to “self-shop” and buy pre-packaged teas, helping accelerate service levels and reduce wait times. We currently anticipate that elements of these concept stores will become key components of our future store renovation program.

Site Selection and Store Portfolio

We seek to maintain our stores in strategic locations that support the brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We regularly review our store portfolio, identifying new store locations and monitoring existing locations for sufficient levels of customer traffic to maintain a successful store. We actively monitor and manage the performance of our stores and increasingly seek to incorporate information learned through the monitoring process into our analytic process and future site selection and store retention decisions.

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

•

Extensive Training. We have specific training and certification requirements for all new team members, including undergoing food handlers’ certification and foundational training. This process helps ensure that all team members educate our customers and execute our standards accurately and consistently. As team members progress to the assistant manager and manager levels, they undergo additional weeks of training in sales, operations and management.

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

Our Digital Platform

Our digital platform is primarily comprised of our website, www.davidstea.com. Our e‑commerce sales represented 12.2% of total sales for Fiscal 2017, compared to 10.6% and 9.4% of sales for Fiscal 2016 and Fiscal 2015, respectively. Our new e-commerce platform, launched in April 2018, is a core part of DAVIDsTEA`s plans to grow online sales and will support further growth.

Our website features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food. To drive increased sales through our digital platform, we utilize online‑specific marketing and promotions. In addition, we employ banner advertisements, search engine optimization and pay‑per‑click arrangements to help drive customer traffic to our website. In Fiscal 2018, we are introducing new marketing and core gap features that will further enhance the website experience, improve its accessibility for mobile users, and provide a solid platform to start selling on Amazon, which we anticipate will happen before the 2018 holiday season.

Through our e-commerce platform, we can reach customers who may not live near one of our retail locations. We believe our digital platform and our stores are complementary, as our digital platform provides our store customers an additional channel through which to purchase our teas and tea‑related products while also helping drive awareness of and customer traffic to our stores.

Our digital platform also includes our social media platform on Facebook, Instagram, Twitter, Google+, Pinterest, LinkedIn, YouTube, Snapchat and Yelp. We will continue to leverage our growing social media presence to increase our e‑commerce site sales and drive additional store visits within existing and new markets.

Our Wholesale Distribution

We currently sell tea products to HRI (Hotel, Restaurant and Institution) distribution channels. As part of our strategic initiatives in 2018, we are exploring potential growth opportunities in wholesale distribution to other channels including grocery and club.

Our Product Categories

We offer approximately 135 premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food primarily through our retail stores and e-commerce site. Additionally, we offer on‑the‑go tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts that consumers can enjoy at home, on‑the‑go or at work, represented 70% of our sales in Fiscal 2017, 66% in Fiscal 2016 and 66% in Fiscal 2015. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Furthermore, approximately 80% of our teas are blended with other ingredients while approximately 20% are straight teas. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including but not limited to, China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka and South Africa. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient for some customers. Our tea-related gifts include special edition seasonal and holiday gift packages.

Tea Accessories

Our tea accessories, representing 22% of our sales in Fiscal 2017,  25% in Fiscal 2016 and 24% in Fiscal 2015, are created to make the tea preparation process and tea experience more convenient and fun and easy at home or on-the-go for customers. Tea accessories include tea mugs, travel mugs, teacup sets, teapots, tea makers, kettles, infusers, filters, frothers, tins and spoons. Many of our accessories are crafted with unique features to improve tea preparation and consumption. Most of our accessories are crafted with unique colors and designs.

Food and Beverages

Our retail stores offer tea beverages for on‑the‑go consumption and our retail stores and e-commerce site offer food products, which together represented 8% of our sales in Fiscal 2017, 9% in Fiscal 2016 and 10% in Fiscal 2015. Our beverages range from the standard hot or iced tea to our Tea Lattes.

Product Development and Design

Our tea and merchandising teams travel throughout the world seeking premium teas and tea-related products. These teams consist of Tea Blend Developers, Product Designers, Category Merchants and Quality Control Personnel, who leverage our extensive experience in selecting and developing our product assortment. We are constantly exploring different ingredients, flavors and trends that are popular in a variety of cultures from which we introduce new teas to our customers. Our research and development team works with our blenders and suppliers to create new and exciting flavors of tea, which we rotate into our product offering to attract new customers and keep current customers coming back. Our blending process is very focused on magnifying the senses and bringing smell and taste to the forefront. We introduce new flavors and blends each month as well as around seasonal holidays. In Fiscal 2017, we conducted extensive research to identify key customer segments and preferences to help re-evaluate our product assortment and institute a more effective product release cadence. We believe our focus on innovation and product development is a key differentiating factor for our brand that drives our customer’s loyalty.

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

Marketing and Advertising

We differentiate our business through a field‑based marketing approach to build brand awareness and drive customers to our stores and e‑commerce site in both new and existing markets. Our marketing and advertising efforts are led by a strong marketing and merchandising team, which was solidified in Fiscal 2017.

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

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food to our stores and our e‑commerce customers from distribution centers in Montréal, Quebec, Sherbrooke, Quebec and Champlain, New York. We use third party shipping facilities in Sherbrooke, Quebec and Champlain, New York. The Sherbrooke facility ships to our Canadian stores and e‑commerce customers. The Champlain, New York facility ships to all our U.S. stores and to our U.S. e-commerce customers. Our products are typically shipped to our stores and our e‑commerce customers via a third‑party national transportation provider multiple times per week.

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

Employees

As of the end of Fiscal 2017, we had 2,988 employees. As of February 3, 2018, we employed a total of 481 full‑time employees and 2,507 part‑time employees, with 512 in the United States and 2,476 in Canada. Of all those employees, 2,763 were employed in our retail channel and 225 were employed in corporate, distribution and direct channel support functions. None of our employees is represented by a labor union. We believe we have a good relationship with our employees.

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

For more information about us, visit our website www.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, through our website as soon as reasonably practicable after we electronically file them with the SEC and the AMF. To request a printed copy of this Annual Report on Form 10-K or consolidated financial statements and related MD&A as of and for the year ended February 3, 2018, which we will provide to you without charge, please contact the Company's Chief Financial Officer at 5430, Ferrier Street, Town of Mount-Royal, H4P 1M2, or send an email to investors@davidstea.com.  Additional information relating to the Company, including directors’ and officers’ remuneration and indebtedness, principal holders of the Company’s securities and securities authorized for issuance under equity compensation plans is also contained in the Company’s information circular, which will be available on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.

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

Risks Related to Our Business and Our Industry

We are implementing a shift in our business strategy, and our efforts may not result in a successful growth strategy or strategic alternatives.

Previously, we had relied on a retail-based growth strategy in Canada and the United States; however, we believe that centering our momentum around new store openings is less likely to be successful in the current retail environment. We believe there is merit in continuing a retail strategy in conjunction with an advanced e-commerce platform, enhanced marketing and merchandising, and expanded wholesale distribution and grocery strategy. We have not completed our transition to a new multi channel strategy and have not set a timetable for the completion of the strategic review process. If we are not able to commit to a strategy on a timely basis, our operating results will likely be adversely affected.

In addition, our Board of Directors announced in December 2017 that it would be reviewing and considering strategic alternatives. These could include, but are not limited to, a potential financing, refinancing, restructuring, merger, acquisition, joint venture, divestiture or disposition of some or all of the Company’s assets outside of the ordinary course of business. There can be no assurance that this evaluation will result in a significant shift in our strategy. Our board has spent substantial time engaging with our significant shareholders following this announcement. Our management team and other employees may be required to spend a significant additional amount of time addressing potential strategic alternatives, which could mean that our normal operations receive less time and attention.

Expanding our focus to e-commerce, concept stores, and grocery alongside retail will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Growing our business in historically non-core channels will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with expansion forecasts for the future. It may also require us to enhance our store management systems, financial and management controls and information systems, and to hire, train and retain regional directors, district managers, store managers and other personnel. Implementing new systems, controls and procedures, these additions to our infrastructure and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness are important to our business and potential future growth. We also believe that maintaining and enhancing our brand image is important to maintaining and expanding our customer base and retaining our employees. Our ability to successfully integrate our strategy to expand into new channels or to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to continue to make substantial investments in areas such as merchandising, marketing, store operations, and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations if we experience negative publicity or other negative events that affect our image and reputation or as a result of communications by our shareholders. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or our shareholders. Failure to successfully market and maintain our brand image could harm our business, results of operations and financial condition.

The retail industry in the United States and Canada has changed rapidly. If we are unable to adapt our business to these changes successfully, our results of operations may suffer.

In recent years, the retail industry has experienced dramatic changes. Online retail shopping is rapidly growing as a percentage of overall retail sales, and we expect the consumer shift to the e-commerce market will intensify. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, failure to successfully integrate our physical retail stores with digital retail may result in financial difficulties, including store closures, impairments, bankruptcies or liquidations. This could, in turn, have a material adverse effect on our results of operations, financial condition and cash flows. Our future success will be determined, in part, on our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. Although our e-commerce sales have grown in Fiscal 2017 as compared to Fiscal 2016, if we fail to compete online, our businesses, market share, results of operations and financial condition will be materially and adversely affected. There can be no assurance as to the future effect of such changes in the retail industry on our business or financial condition, results of operations or liquidity.

We have experienced a slowdown in the growth rate of our business during the past few years, and our former high levels of growth may not be achieved in future periods.

We have experienced significant fluctuation in the growth rate of our business during the last several years. Any potential future initiatives to support the growth of our business can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives. Some factors affecting our business are not within our control, including macroeconomic conditions and consumer behavior. Our business performance is also linked to the overall strength of consumer discretionary spending in markets in which we operate. Economic conditions affecting selected markets in which we operate can have an impact on the strength of our business in those local markets.

Unique factors in any given quarter may affect period-to-period comparisons such as seasonal fluctuations, promotional events and store openings, among other things. The results for any quarter are not necessarily indicative of the results that we may achieve for a full fiscal year. Our results of operations may also vary relative to corresponding periods in prior years. We may take certain pricing, merchandising or marketing actions that could have a disproportionate effect on our business, financial condition and results of operations in a particular quarter or selling season, and as a result we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and cannot be relied upon as indicators of future performance. Numerous other factors affect period-to-period comparisons in our revenue and comparable brand revenue growth, including: the overall economic and general retail sales environment, including the effects of uncertainty or stock market volatility on consumer spending, consumer preferences and demand, the number, size and location of stores we open, close, remodel or expand in any period; our ability to efficiently source and distribute products, changes in our product offerings and the introduction and timing of introduction of new products and new product categories, promotional events, our competitors introducing similar products or merchandise formats, the timing of various holidays, including holidays with potentially heavy retail impact and the success of any marketing programs. We cannot assure you that we will succeed in offsetting any such expenses with increased efficiency or that cost increases associated with our business will not have an adverse effect on our financial results.

We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect our growth plans and us.

The U.S. and Canadian tea markets are highly fragmented. We compete directly with a large number of relatively small independently owned tea retailers and a number of regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and other beverages. We must spend considerable resources to differentiate our customer and product experience. Some of our competitors may have greater financial, marketing and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers.

We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.

We accept payments using a variety of methods, including cash, credit and debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. In addition, our customers could lose confidence in certain payment types, which may result in a shift to other payment types or potential changes to our payment systems that may result in higher costs. As a result, our business and operating results could be adversely affected.

Like many other retailers, we have experienced negative comparable store sales. If we are unable to modify our retail-based strategy and grow our e-commerce business, we expect that our results of operations will continue to be adversely affected.

We may not be able to regain the levels of comparable sales that we have experienced historically. If our future comparable sales continue to decline our financial results will suffer. A variety of factors affect comparable sales including increasing consumer use of e-commerce, consumer tastes, competition, current economic conditions, pricing, competitive, inflation and weather conditions. These factors may cause our comparable sales results to be materially lower than previous periods and our expectations, which could harm our results of operations and result in a decline in the price of our common shares.

Continued decrease in customer traffic in the shopping malls or other locations in which our stores are located could cause our store-based sales suffer.

Our stores are located in shopping malls, including lifestyle centers and outlets, and on street locations. Sales at these stores are derived, to a significant degree, from the volume of customer traffic in those locations and in the surrounding area. Our stores historically benefited from the ability of shopping malls and centers to generate customer traffic near our stores. Our sales volume and customer traffic may be adversely affected by, among other things:

•	continued shift of consumer shopping to e-commerce;
•	economic downturns in Canada, the United States or regionally;
•	increases in fuel prices;
•	changes in consumer demographics;
•	a decrease in popularity of shopping malls or centers in which a significant number of our stores are located;
•	the closing of a shopping mall’s or center’s “anchor” store or the stores of other key tenants, or;
•	deterioration in the financial condition of shopping mall and center operators or developers that could, for example, limit their ability to maintain and improve their facilities.

A reduction in customer traffic as a result of these or any other factors could have a material adverse effect on our business and results of operations.

In addition, severe weather conditions and other catastrophic occurrences in areas in which we have stores may have a material adverse effect on our results of operations at those locations. Such conditions may result in physical damage to our stores, loss of inventory, decreases in customer traffic and closure of one or more of our stores. Any of these factors may disrupt our business and have a material adverse effect on our financial condition and results of operations.

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

Because our business is highly concentrated on a single, discretionary product category, namely tea, which includes loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, food and beverages, we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

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

Consumer purchases of specialty retail products, including our products, are historically affected by economic conditions such as changes in employment, salary and wage levels, the availability of consumer credit, inflation, interest rates, tax rates, fuel prices and the level of consumer confidence in prevailing and future economic conditions. These discretionary consumer purchases may decline during recessionary periods or at other times when disposable income is lower. Our financial performance may become susceptible to economic and other conditions in regions where we have a significant number of stores. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

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

We currently offer approximately 135 varieties of teas and tea blends, including 75 new teas and tea blends each year, and a wide assortment of tea-related gifts, accessories and food. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted extensive customer market research in order to target our development, however,  failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea, tea accessories and food and beverages, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with high‑quality teas, tea accessories and food and beverages. Concerns regarding the safety of our teas, tea accessories and food and beverages or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, tea accessories and food and beverages, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving teas, tea accessories and food and beverages sold at our stores, could discourage consumers from buying our teas, tea accessories and food and beverages and have an adverse effect on our brand, reputation and operating results.

Furthermore, the sale of teas, tea accessories and food and beverages entails a risk of product liability claims and the resulting negative publicity. For example, tea supplied to us could contain contaminants that, if not detected by us, could result in illness or death upon their consumption. Similarly, tea accessories and food and beverages could contain contaminants or contain design or manufacturing defects that could result in illness, injury or death. It is possible that product liability claims will be asserted against us in the future.

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

Use of social media platforms and similar devices, including blogs, social media platforms, and other forms of Internet‑based communications allows individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely affect our reputation or subject us to fines or other penalties.

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

During Fiscal 2017, our five largest vendors represented approximately 78% of our total loose‑leaf tea inventory purchases. Any disruption to these relationships could have a material adverse effect on our business.

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

The supply and price of tea and ingredients used in our tea blends are subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our teas and other ingredients can be affected by multiple factors in countries that produce tea or other ingredients, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire tea harvests may be lost or may be negatively impacted in some geographic areas. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Tea and other ingredients may be vulnerable to crop disease and pests, which may vary in severity and effect. The costs to control disease and pest damage vary depending on the severity of the damage and the extent of the plantings affected. Moreover, available technologies to control such conditions may not continue to be effective. These conditions can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

Our success depends substantially upon the retention of our senior management, and turnover of senior management could harm our business.

Our future success is substantially dependent on continued contributions of our senior management team and the retention of key members of our senior management, including Joel Silver, our current President and Chief Executive Officer, Howard Tafler, our current Chief Financial Officer and the other members of our executive team. We have had significant management turnover over the past 18 months. While we rebuilt almost 50% of the management team and filled all open positions in Fiscal 2017, our largest shareholder, Rainy Day, has publicly attacked the efforts of our management team. Significant turnover in our senior management could further deplete our institutional knowledge held by our existing senior management team. If we lose key executives or if any such personnel fails to perform in his or her current position, or if we are unable to attract and retain skilled personnel as needed, our business could suffer. We depend on the skills and abilities of these key personnel in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover. In addition, investors and analysts could view any such departure negatively, which could cause the price of our common shares to decline.

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

In addition, we are dependent on third‑party hardware and software providers, including our website. We sell merchandise over the Internet through our website, which represents a growing percentage of our overall net sales. The successful operation of our e-commerce business depends on our ability to maintain the efficient and continuous operation of our website and our fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our site. Our e-commerce operations are subject to numerous risks, including rapid technology change, unanticipated operating problems, credit card fraud and system failures or security breaches and the costs to address and remedy such failures or breaches. Additionally, our website operations as well as other information systems, may be affected by our reliance on third‑party hardware and software providers, whose products and services are not within our control, making it more difficult for us to correct any defects; technology changes; risks related to the failure of computer systems through which we conduct our website operations; telecommunications failures; security breaches or attempts thereof; and, similar disruptions. Third‑party hardware and software providers may not continue to make their products available to us on acceptable terms or at all and such providers may not maintain policies and practices regarding data privacy and security in compliance with all applicable laws. Any impairment in our relationships with such providers could have an adverse effect on our business.

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

Data security breaches could negatively affect our reputation, credibility and business.

We collect and store personal information relating to our customers and employees, including their personally identifiable information, and rely on third parties for the operation of our e‑commerce site and for the various social media tools and websites we use as part of our marketing strategy. Consumers are increasingly concerned over the security of personal information transmitted over the Internet (or through other mechanisms), consumer identity theft and user privacy. Any perceived, attempted or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility, reduce our e‑commerce sales, impair our ability to attract website visitors, reduce our ability to attract and retain customers and result in litigation against us or the imposition of significant fines or penalties and could require us to expend significant time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information. We cannot assure you that any of our third‑party service providers with access to such personally identifiable information will maintain policies and practices regarding data privacy and security in compliance with all applicable laws, or that they will not experience data security breaches or attempts thereof which could have a corresponding adverse effect on our business.

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

Fluctuations in our results of operations for the fourth fiscal quarter have a disproportionate effect on our overall financial condition and results of operations.

Our business is seasonal and, historically, we have realized a higher portion of our sales, net income and cash flow from operations in the fourth fiscal quarter, due to the impact of the holiday selling season. Any factors that harm our fourth fiscal quarter operating results, including disruptions in our supply chain, ability of our supply chain to handle higher volumes, adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Third‑party failure to adequately receive, warehouse and ship our merchandise to our stores and e‑commerce customers could result in lost sales or reduced demand for our teas, tea accessories and food and beverages.

We currently rely upon third‑party warehouse facilities for the majority of our product receipts from vendors and shipments to our stores and e‑commerce customers. Our utilization of third‑party warehouse services for our merchandise is subject to risks, including employee strikes or their information technology systems failure. If we change warehousing companies, we could face logistical difficulties that could adversely affect our receipts and delivery of merchandise and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from our current third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

In addition, we currently rely upon third-party transportation providers for all of our product shipments from our distribution centers to our stores and e-commerce customers. Our utilization of third-party delivery services for our shipments is subject to risk, including increases in fuel prices, which would increase our shipping costs, employee strikes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our teas and ingredients used in our blends are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, accessories and food is currently manufactured outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, tea accessories and food available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

Sales in the United States accounted for approximately 14%, 16%, and 17% of our total sales for Fiscal 2015, Fiscal 2016 and Fiscal 2017, respectively. The reporting currency for our combined consolidated financial statements is the Canadian dollar. Changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Because we recognize sales in the United States in U.S. dollars, if the U.S. dollar weakens against the Canadian dollar, it would have a negative impact on our U.S. operating results upon translation of those results into Canadian dollars for the purposes of consolidation. Any hypothetical reduction in sales could be partially or completely offset by lower cost of sales and lower selling, general and administration expenses that are generated in U.S. dollars.

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. During the year, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, these may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Specifically, changes to financial accounting standards will require operating leases to be recognized on our balance sheet. We have significant obligations relating to our current operating leases, as all our existing stores are subject to leases, which have an average remaining term of approximately 6.2 years, and as of February 3, 2018, we had undiscounted operating lease commitments of approximately $135.0 million, scheduled through 2030, related primarily to our stores, including stores that are not yet open. These commitments represent the minimum lease payments due under our operating leases, excluding common area maintenance, insurance and taxes related to our operating lease obligations, and do not reflect fair market value rent reset provisions in the leases. These leases are classified as operating leases and disclosed in Note 13 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, but are not reflected in liabilities on our consolidated balance sheets. During Fiscal 2017, our rent expense charged under operating leases was approximately $31.6 million.

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

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain shop locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual store operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the recoverable amount is compared to its carrying value. If the carrying value exceeds the recoverable amount, an impairment charge equal to the difference between the carrying value and recoverable amount is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. We have experienced significant impairment charges in past years and the current fiscal year. If future impairment charges are significant, our reported operating results would be adversely affected.

We are subject to potential challenges relating to overtime pay and other regulations that affect our employees, which could cause our business, financial condition, results of operations or cash flows to suffer.

Various labor laws, including Canadian federal and provincial laws and U.S. federal and state laws, among others, govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates and citizenship requirements. These laws change frequently and may be difficult to interpret and apply. In particular, as a retailer, we may be subject to challenges regarding the application of overtime and related pay regulations to our employees. A determination that we do not comply with these laws could harm our brand image, business, financial condition and results of operation. Additional government‑imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also cause our business, financial condition, results of operations or cash flows to suffer.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, unionization of farm workers or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

We do not own any real estate. Instead, we lease all of our store locations, our corporate offices in Montréal, Canada and a distribution center in Montréal, Canada. Our store leases typically have ten‑year terms and generally require us to pay total rent per square foot that is reflective of our small average store square footage and premium locations. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Our substantial operating lease obligations could have significant negative consequences, including:

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless remain committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, as our leases expire, we may fail to negotiate renewals on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Even if we are able to renew existing leases, the terms of such renewal may not be as attractive as the expiring lease, which could materially and adversely affect our results of operations. Of our current stores, two (2) store lease expire without an option to renew in Fiscal 2018 and two (2) store leases expire without an option to renew in Fiscal 2019. Our inabilities to enter into new leases, renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our ability to use our net operating loss carryforwards in the United States may be subject to limitation in the event we experience an “ownership change.”

As of February 3, 2018, we had U.S. federal net operating loss carryforwards of US$14.2 million. Our U.S. federal net operating loss carryforwards begin to expire during the years 2033 and 2038.

Under Section 382 of the Internal Revenue Code of 1986, as amended, our ability to utilize net operating loss carryforwards in any taxable year may be limited if we experience an “ownership change.” A Section 382 “ownership change” generally occurs if one or more shareholders or groups of shareholders who own at least 5% of our common shares increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three‑year period. Any such limitation on the timing of utilizing our net operating loss carryforwards would increase the use of cash to settle our tax obligations. Accordingly, the application of Section 382 could have a material effect on the use of our net operating loss carryforwards, which could adversely affect our future cash flow from operations.

Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results from operations and financial condition.

We are subject to taxes by the U.S. federal and state tax authorities as well as Canadian federal, provincial and local tax authorities, and our tax liabilities will be affected by the allocation of profits and expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities, including as a result of the tax reform bill in the United States known as the Tax Cuts and Jobs Act;
•	expected timing and amount of the release of any tax valuation allowance;
•	tax effects of stock-based compensation;
•	changes in tax laws, regulations or interpretations thereof; or
•	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by these tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Risks Relating to Ownership of Our Common Shares

Our largest shareholder owns 46% of our common shares, which may limit our minority shareholders’ ability to influence corporate matters.

Our largest shareholder, Rainy Day Investments, Ltd. (“Rainy Day”) owns 46% of our common shares. Rainy Day may have the ability to influence the outcome of any corporate transaction or other matter submitted to shareholders for approval and the interests of Rainy Day may differ from the interests of our other shareholders.

Rainy Day, as our largest shareholder, has significant influence in electing our directors and, consequently, has a substantial say in the appointment of our executive officers, our management policies and strategic direction. In addition, certain matters, such as amendments to our articles of incorporation or votes regarding a potential merger or a sale of all or substantially all of our assets, require approval of at least two thirds of our shareholders; Rainy Day’s approval will be required to achieve any such threshold. Accordingly, should the interests of Rainy Day differ from those of other shareholders, the other shareholders are highly susceptible to the influence of Rainy Day’s votes.

Shareholder activism, including public criticism of our company or our management team or litigation, may adversely affect our stock price.

Responding to actions by activist stockholders can be costly and time-consuming and may divert the attention of management and our employees. The review, consideration, and response to public announcements or criticism by any activist shareholder, or litigation initiated by such shareholders, requires the expenditure of significant time and resources by us. As previously announced, we have received nominations for an alternative slate of directors from our largest shareholder, to which our other significant shareholders have expressed disagreement. Such public disagreements, or a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal fees and proxy solicitation expenses, may negatively affect our stock price, potentially result in litigation, and may have other material adverse effects on our business.

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

Our stock price may be volatile or may decline

Our common shares have traded as high as US$29.97 and as low as US$3.20 during the period from our IPO to April 18, 2018.

An active, liquid and orderly market for our common shares may not be sustained, which could depress the trading price of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common shares, regardless of our actual operating performance. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions and Canadian dollar exchange rate relative to the U.S. dollar, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	conditions or trends affecting our industry or the economy globally; in particular, in the retail sales environment;
•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;
•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;

•	variations in our operating performance and the performance of our competitors;
•	seasonal fluctuations;
•	our entry into new markets;
•	timing of new store openings and our levels of comparable sales;
•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;
•	changes in financial estimates by us or by any securities analysts who might cover our shares;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	loss of visibility as to investor expectations as a result of a lack of published reports from industry analysts;
•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships or divestitures;
•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers or significant shareholders;
•	additions or departures of key personnel;
•	significant developments relating to our relationships with business partners, vendors and distributors;
•	regulatory developments negatively affecting our industry;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;
•	speculation about our business in the press or investment community;
•	investors’ perception of the retail industry in general and our Company in particular; and
•	other events beyond our control such as major catastrophic events, weather and war.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 4, 2018. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on August 4, 2018 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2018, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

As of February 3, 2018, we operated 240 company-operated stores consisting of approximately 224,000 gross square feet. All of our stores are leased from third parties and the leases typically have 10-year terms. Most leases for our retail stores provide for a minimum rent, typically including rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of February 3, 2018:

Number of
Location	Stores
Alberta, Canada	26
British Columbia, Canada	30
Manitoba, Canada	6
Newfoundland, Canada	2
New Brunswick, Canada	3
Nova Scotia, Canada	5
Ontario, Canada	65
Prince Edward Island, Canada	1
Québec, Canada	49
Saskatchewan, Canada	3
California	9
Connecticut	2
Florida	1
Illinois	8
Indiana	1
Massachusetts	10
Maryland	2
Minnesota	1
New Jersey	2
New York	7
Ohio	3
Pennsylvania	1
Vermont	1
Washington	1
Wisconsin	1

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

Our common shares have been listed on the NASDAQ Global Market under the symbol "DTEA" since June 2015. The following table sets forth, for the periods indicated, the high and low sale prices of our common shares reported by the NASDAQ Global Market for the periods indicated:

	Common Share Price (US$)
	(NASDAQ Stock Market)
	High	Low
Fiscal Year Ended February 3, 2018
Fourth Quarter	$4.60	$3.65
Third Quarter	6.30	4.00
Second Quarter	6.75	4.90
First Quarter	7.95	6.03
Fiscal Year Ended January 28, 2017
Fourth Quarter	$11.20	$6.30
Third Quarter	13.95	10.50
Second Quarter	14.30	10.76
First Quarter	12.27	8.88

As of April 18, 2018, there were approximately 12 holders of record of our common shares.

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

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from June 5, 2015 through February 3, 2018. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of June 5, 2015. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of February 3, 2018,  January 28, 2017 and January 30, 2016 and for the years ended February 3, 2018,  January 28, 2017,  January 30, 2016,  January 31, 2015 and January 25, 2014 presented in this table has been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”). These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	February 3,	January 28,	January 30,	January 31,	January 25,
	2018	2017	2016	2015	2014

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$224,015	$215,984	$180,690	$141,883	$108,169
Cost of sales	116,772	107,534	85,359	64,185	48,403
Gross profit	107,243	108,450	95,331	77,698	59,766
Selling, general and administration expenses	131,930	114,756	80,116	66,565	52,369
Results from operating activities	(24,687)	(6,306)	15,215	11,133	7,397
Finance costs	2,371	76	1,051	2,345	1,967
Finance income	(567)	(479)	(348)	(133)	(45)
Accretion of preferred shares	—	—	401	1,044	514
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	—	140,874	380	8,058
IPO-related costs	—	—	—	856	—
Settlement cost related to former option holder	—	—	—	520	—
Income (loss) before income taxes	(26,491)	(5,903)	(126,763)	6,121	(3,097)
Provision for income tax (recovery)	2,010	(2,235)	4,668	(333)	3,067
Net income (loss)	$(28,501)	$(3,668)	$(131,431)	$6,454	$(6,164)

Weighted average number of shares outstanding - basic	25,716,186	24,699,290	19,776,946	11,984,763	11,982,626
Net income (loss) per share:
Basic	(1.11)	(0.15)	(6.65)	0.54	(0.52)
Fully diluted	(1.11)	(0.15)	(6.65)	0.54	(0.52)

Consolidated balance sheet data (at year end):
Cash	$63,484	$64,440	$72,514
Total assets	147,936	174,334	158,972
Total liabilities	46,568	40,884	24,935
Total equity	101,368	133,450	134,037

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have taken into account all information available to us up to April 19, 2018, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on April 19, 2018.

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

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as at February 3, 2018 and January 28, 2017 and for the years February 3, 2018, January 28, 2017 and January 30, 2016 which are contained in this Annual Report on Form 10-K.

Accounting Periods

All references to “Fiscal 2017” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2016” are to the Company’s fiscal year ended January 28, 2017 and all references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2016 and January 28, 2017 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

Overview

We are a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages primarily through 240 company-operated DAVIDsTEA stores as of February 3, 2018, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Factors affecting our performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the “Risk Factors” section of this Form 10-K.

•

E-Commerce. We expect to capitalize on consumer’s shift from brick and mortar stores to e commerce. In Fiscal 2017, we made a significant investment in our e-commerce website, which is a core part of DAVIDsTEA’s plans to grow online sales. This has begun to show results, with double digit growth in our e-commerce sales as compared to the fourth quarter of Fiscal 2016.  In Fiscal 2018, we expect to continue to improve our web presence by focusing on site capacity and page load times, improving additional mobile functionality, and adding marketing features and functionality. We also anticipate that our e-commerce platform will enable us to start selling on Amazon before Holiday 2018. These initiatives will require significant investment, and if we are unable to implement them in a timely fashion, our operating results may suffer.

•

Store philosophy.  We are focused on improving the productivity of existing stores and evaluating the closure of non-performing stores. In Fiscal 2017, we looked critically at the performance of our stores, including their locations and the lease terms, resulting in an impairment charge of $15.1 million. We expect to continue critical management of our store portfolio. In addition, in 2018, we expect to renovate up to five of our stores to be similar to our DT 2.0, hybrid concept. These stores enable customers to “self-explore” and buy pre-packaged teas, helping accelerate service levels and reduce wait times. Elements of these concept stores will become key components of our future store renovation program. Impairments, closures and renovations will have a significant cash and non-cash impact on our financial results, and, if our efforts our unsuccessful, our operating results may suffer.

•

Distribution and merchandise. We are in the process of exploring ways in which our customers can interact with our product beyond our stores and e-commerce, including opportunities to expand wholesale distribution from HRI (Hotel, Restaurant and Institution) to other channels including grocery and wholesale. We are also in the process of re-focusing our product mix to focus on our loose-leaf tea and to streamline our offering of tea accessories. These efforts are preliminary and, once fully adopted, may not impact our revenue, preliminarily or at all.

Fiscal 2017 Highlights

During Fiscal 2017, we grew our sales from $216.0 million to $224.0 million, representing growth of 3.7% over the prior year. We added 9 net new stores, increasing our store base from 231 to 240 stores, representing growth of 3.9%.

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

The 53rd week in Fiscal 2017 caused a one-week shift in our fiscal calendar. As a result, comparable sales for Fiscal 2017 are calculated using the comparable 52 weeks of Fiscal 2016. We compare the 52-week period ended January 27, 2018 with the 52-week period ended January 28, 2017. As such, changes in comparable store sales are not consistent with changes in net sales reported for the fiscal periods.

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

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and wholesale sales channel, which includes sales to grocery, hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting. As we pursue our growth strategy, we expect that a significant percentage of our sales will continue to come from non-comparable sales.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 35 of this Annual Report on Form 10-K.

Results from Operating Activities.  Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 36 of this Annual Report on Form 10-K.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the year indicated:

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016

Consolidated statement of income (loss) data:
Sales	$224,015	$215,984	$180,690
Cost of sales	116,772	107,534	85,359
Gross profit	107,243	108,450	95,331
Selling, general and administration expenses	131,930	114,756	80,116
Results from operating activities	(24,687)	(6,306)	15,215
Finance costs	2,371	76	1,051
Finance income	(567)	(479)	(348)
Accretion of preferred shares	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	—	140,874
Loss before income taxes	(26,491)	(5,903)	(126,763)
Provision for income tax (recovery)	2,010	(2,235)	4,668
Net loss	$(28,501)	$(3,668)	$(131,431)
Percentage of sales:
Sales	100.0%	100.0%	100.0%
Cost of sales	52.1%	49.8%	47.2%
Gross profit	47.9%	50.2%	52.8%
Selling, general and administration expenses	58.9%	53.1%	44.3%
Results from operating activities	(11.0%)	(2.9%)	8.5%
Finance costs	1.1%	0.0%	0.6%
Finance income	(0.3%)	(0.2%)	(0.2%)
Accretion of preferred shares	0.0%	0.0%	0.2%
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	0.0%	0.0%	78.0%
Loss before income taxes	(11.8%)	(2.7%)	(70.1%)
Provision for income tax (recovery)	0.9%	(1.0%)	2.6%
Net loss	(12.7%)	(1.7%)	(72.7%)
Other financial and operations data:
Adjusted EBITDA (1)	$12,819	$22,957	$24,606
Adjusted EBITDA as a percentage of sales	5.7%	10.6%	13.6%
Number of stores at end of year	240	231	193
Comparable sales growth (decline) for year (2)	(6.0%)	2.2%	6.6%

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

The following tables present a reconciliation of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the year ended
	February 3,	January 28,	January 30,
(in thousands)	2018	2017	2016

Selling, general and administration expenses	131,930	114,756	80,116
Executive and employee separation costs (a)	2,225	1,267	—
Impairment of property and equipment (b)	15,069	7,516	—
Impact of onerous contracts (c)	7,854	8,140	—
Loss on disposal of property and equipment (d)	—	311	292
Adjusted selling, general and administration expenses	$106,782	$97,522	79,824

(a)

Executive and employee separation costs represent salary owed to certain former executives and employees of $2,033 [Fiscal 2016 - $835] payable as part of their separation of employment from the Company and stock-based compensation expense of $192 [Fiscal 2016 - $432] relating to the vesting of equity awards as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property and equipment for stores.

(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

For Fiscal 2016, represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing store location. For Fiscal 2015, represents non-cash costs related to the loss on disposal of property and equipment due to the closure of one store due to termination of sub-lease.

Reconciliation of Adjusted results from operating activities

	For the year ended
	February 3,	January 28,	January 30,
(in thousands)	2018	2017	2016

Results from operating activities	(24,687)	(6,306)	15,215
Executive and employee separation costs (a)	2,225	1,267	—
Impairment of property and equipment (b)	15,069	7,516	—
Impact of onerous contracts (c)	7,854	8,140	—
Loss on disposal of property and equipment (d)	—	311	292
Adjusted results from operating activities	$461	$10,928	$15,507

(a)

Executive and employee separation costs represent salary owed to certain former executives and employees of $2,033 [Fiscal 2016 - $835] payable as part of their separation of employment from the Company and stock-based compensation expense of $192 [Fiscal 2016 - $432] relating to the vesting of equity awards as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property and equipment for stores.

(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

For Fiscal 2016, represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing store location. For Fiscal 2015, represents non-cash costs related to the loss on disposal of property and equipment due to the closure of one store due to termination of sub-lease.

Reconciliation of Adjusted EBITDA to our net income (loss)

	For the year ended
	February 3,	January 28,	January 30,
(in thousands)	2018	2017	2016

Net loss	$(28,501)	$(3,668)	$(131,431)
Finance costs	2,371	76	1,051
Finance income	(567)	(479)	(348)
Depreciation and amortization	9,905	8,827	6,445
Loss on disposal of property and equipment	82	45	5
Provision for income tax (recovery)	2,010	(2,235)	4,668
EBITDA	$(14,700)	$2,566	$(119,610)
Additional adjustments:
Stock-based compensation expense (a)	2,021	2,264	1,749
Executive and employee separation costs related to salary (b)	2,033	835	—
Impairment of property and equipment (c)	15,069	7,516	—
Impact of onerous contracts (d)	7,854	8,140	(265)
Deferred rent (e)	542	1,325	1,165
Loss on disposal of property and equipment (f)	—	311	292
Accretion of preferred shares (g)	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares (h)	—	—	140,874
Adjusted EBITDA	$12,819	$22,957	$24,606

(a)	Represents non-cash stock-based compensation expense.

(b)	Executive and employee separation costs related to salary represent salary owed to certain former executives and employees as part of their separation of employment from the Company.

(c)	Represents costs related to impairment of property and equipment for stores.

(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.

(f)

For Fiscal 2016, represents non-cash costs related to the loss on disposal of property and equipment due to construction of a new store concept at an existing store location. For Fiscal 2015, represents non-cash costs related to the loss on disposal of property and equipment due to the closure of one store due to termination of sub-lease.

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

Fiscal Year Ended February 3, 2018 Compared to Fiscal Year Ended January 28, 2017

Sales.  Sales for Fiscal 2017 increased 3.7%, or $8.0 million, to $224.0 million from $216.0 million in Fiscal 2016, comprising $12.1 million in comparable sales decrease and $20.1 million increase in non‑comparable sales. For Fiscal 2017, comparable sales decreased by 6.0% and non‑comparable sales increased primarily due to an additional 9 net stores opened as of the end of Fiscal 2017 as compared to the end of Fiscal 2016 and due to non‑comparable sales for the 38 net stores opened in Fiscal 2016.

Gross Profit.  Gross profit decreased by 1.2%, or $1.3 million, to $107.2 million in Fiscal 2017 from $108.5 million in Fiscal 2016. Gross profit as a percentage of sales decreased to 47.9% in Fiscal 2017 from 50.2% in Fiscal 2016.  The decrease in gross profit as a percent of sales was primarily due to additional promotional activity and deleveraging of fixed costs due to the negative 6.0% comparative sales for the year.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 14.9%, or $17.1 million, to $131.9 million in Fiscal 2017 from $114.8 million in Fiscal 2016. As a percentage of sales, selling, general and administration expenses increased to 58.9% in Fiscal 2017 from 53.1% in Fiscal 2016. Excluding employee separation costs, impairment of property and equipment, impact of onerous contracts, as well as loss on disposal of property and equipment in Fiscal 2016, selling, general and administration expenses increased 9.5% to $106.8 million in Fiscal 2017 from $97.5 million in Fiscal 2016, due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 240 stores as of February 3, 2018 as compared to 231 stores as of January 28, 2017. As a percentage of sales, selling, general and administration expenses excluding the impacts referenced above increased to 47.7% from 45.1%.

Results from Operating Activities.  Results from operating activities decreased by $18.4 million, to $(24.7) million in Fiscal 2017 from $(6.3) million in Fiscal 2016. Excluding executive separation costs, impairment of property and equipment, impact of onerous contracts, as well as the loss on disposal of property and equipment in Fiscal 2016, results from operating activities decreased to $0.5 million in Fiscal 2017 from $10.9 million in Fiscal 2016.

Finance Costs.  Finance costs increased by $2.3 million to $2.4 million in Fiscal 2017 from $0.1 million in Fiscal 2016, as a result of a higher accretion expense on the provision for onerous contracts.

Finance Income.  Finance income increased by $0.1 million, or 20.0%, to $0.6 million in Fiscal 2017 from $0.5 million in Fiscal 2016, as a result of interest income generated on cash on hand.

Provision (Recovery) for Income Tax.  Provision for income tax increased by $4.2 million, to $2.0 million in Fiscal 2017 from a recovery for income taxes of $(2.2) million in Fiscal 2016. The increase in the provision for income taxes was due primarily to a write-down of the deferred income tax assets related to the U.S. entity, as well as a decrease in the U.S. statutory income tax rates. In December 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was signed into law, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result, the Company’s net deferred taxes reported on the balance sheet were required to be re-measured using the newly enacted rates. Our effective tax rates were (7.6)% and 37.9% in Fiscal 2017 and 2016, respectively. The effective tax rate decreased as a result of the write-down of the deferred income tax assets related to the U.S. entity, as well as a decrease in the U.S. statutory income tax rates.

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

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 43.3%, or $34.7 million, to $114.8 million in Fiscal 2016 from $80.1 million in Fiscal 2015. As a percentage of sales, selling, general and administration expenses increased to 53.1% in Fiscal 2016 from 44.3% in Fiscal 2015. Excluding executive separation costs, impairment of property and equipment, provision for onerous contracts and loss on disposal of property and equipment in Fiscal 2016, as well as loss on disposal of property and equipment in Fiscal 2015, selling, general and administration expenses increased 22.2% to $97.5 million in Fiscal 2016 from $79.8 million in Fiscal 2015, due primarily to the hiring of additional staff to support the growth of the Company, including new stores, and higher store operating expenses to support the operations of 231 stores as of January 28, 2017 as compared to 193 stores as of January 30, 2016, as well a full year of public company costs. As a percentage of sales, selling, general and administration expenses excluding the impacts referenced above increased to 45.1% from 44.2%.

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

Liquidity and Capital Resources

As of February 3, 2018 we had $63.5 million of cash primarily held with major Canadian financial institutions. Our working capital was $77.2 million as of February 3, 2018, compared to $78.7 million as at January 28, 2017.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores and store renovations.

Capital expenditures typically vary depending on the timing of new stores openings and infrastructure-related investments. During Fiscal 2017, capital expenditures totaled $12.6 million. We devoted approximately 80% of our capital expenditures to construct, lease and open 11 new stores in Canada and 5 new stores in the United States, as well as renovate a number of existing stores. The remainder of the capital expenditures was used to make continued investments in our infrastructure.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$9,858	$11,162	$15,592
Investing activities	(12,596)	(22,015)	(18,024)
Financing activities	1,782	2,779	55,162
Increase (decrease) in cash	$(956)	$(8,074)	$52,730

Cash Flows Provided by Operating Activities

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Cash flows provided by (used in) operating activities:
Net loss	$(28,501)	$(3,668)	$(131,431)
Depreciation of property and equipment	8,431	8,069	5,832
Amortization of intangible assets	1,474	758	613
Loss on disposal of property and equipment	82	356	297
Impairment of property and equipment	15,069	7,516	—
Deferred rent	542	1,325	1,165
Provision (recovery) for onerous contracts	10,321	8,140	(265)
Stock-based compensation expense	2,021	2,264	1,749
Settlement related to cashless exercise of stock options, net of income taxes recovered	—	—	(2,976)
Amortization of financing fees	79	75	241
Accretion on provisions	2,292	—	—
Accretion of preferred shares	—	—	401
Loss from embedded derivative on Series A, A-1, A-2 preferred shares	—	—	140,874
Deferred income taxes (recovered)	3,585	(4,380)	1,364
Net change in other non-cash working capital balances related to operations	(5,537)	(9,293)	(2,272)
Cash flows provided by operating activities	$9,858	$11,162	$15,592

Net cash provided by operating activities decreased to $9.9 million in Fiscal 2017 from $11.2 million in Fiscal 2016. The decrease in the cash flows provided by operating activities was due mainly to lower results from operating activities, partially offset by lower investment in working capital, primarily inventory.

The decrease in inventories of $6.8 million in Fiscal 2017 reflects a planned reduction due to excess inventories in Fiscal 2016 that were related primarily to sales shortfalls. The decrease in trade and other payables of $5.3 million is mainly due to decrease in inventories in Fiscal 2017 compared to Fiscal 2016.

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

Cash Flows Used in Investing Activities

Capital expenditures decreased $9.4 million, to $12.6 million in Fiscal 2017 from $22.0 million in Fiscal 2016. This decrease was due primarily to a reduction in new store openings costs and renovations of existing stores, partially offset by an increase in the investment in information systems.

Capital expenditures increased $4.0 million, to $22.0 million in Fiscal 2016 from $18.0 million in Fiscal 2015. This increase was due primarily to renovations of existing stores as well as investment in information systems.

Cash Flows Provided by Financing Activities

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Cash flows provided by (used in) financing activities:
Repayment of finance lease obligations	$—	$—	$(552)
Proceeds from issuance of long-term debt	—	—	9,996
Repayment of long-term debt	—	—	(20,010)
Repayment of loan from the controlling shareholder	—	—	(2,952)
Proceeds from issuance of common shares pursuant to exercise of stock options	1,782	2,779	143
Gross proceeds of initial public offering ("IPO")	—	—	79,370
IPO-related expenses	—	—	(10,661)
Financing fees	—	—	(172)
Cash flows provided by financing activities	$1,782	$2,779	$55,162

Net cash provided by financing activities decreased by $1.0 million to $1.8 million in Fiscal 2017 from $2.8 million in Fiscal 2016 due to a decrease in the proceeds from issuance of common shares upon exercise of stock options.

Net cash provided by financing activities decreased by $52.4 million to $2.8 million in Fiscal 2016 from $55.2 million in Fiscal 2015 due to our initial public offering that occurred on June 10, 2015. Cash flows from financing activities in Fiscal 2015 consisted primarily of borrowing and payments on our term facilities and their related financing costs and proceeds from share issuances.

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

On June 11, 2015, immediately following our IPO, we fully repaid the advances under the Revolving Facility using proceeds from the offering and cash on hand. As at February 3, 2018, we did not have any borrowings on the Revolving Facility.

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

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at February 3, 2018, we are in compliance with these covenants.

Term Loan with Rainy Day Investments Ltd.

On June 11, 2015, immediately following our IPO, we fully repaid the term loan with Rainy Day Investments Ltd. (referred to as “Loan from the controlling shareholder” in this Annual Report) using proceeds from our IPO and cash on hand. As at February 3, 2018, we did not have any borrowings with Rainy Day Investments Ltd.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations and minimum annual lease payments under operating leases. The following table summarizes our contractual obligations as of February 3, 2018, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		less than	Between	Between	More than
(dollars in thousands)	Total	1 year	1 and 3 years	3 and 5 years	5 years
Trade and other payables	14,392	14,392	—	—	—
Operating lease obligations (1)	134,965	19,840	56,892	29,952	28,281
Purchase obligations (2)	8,820	8,820	—	—	—
Total	158,177	43,052	56,892	29,952	28,281

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

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

Recoverability and impairment of non-financial assets.  Leasehold improvements and furniture and equipment are reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. A review for impairment is conducted by comparing the carrying amount of the Cash Generating Units (CGU)’ assets with their respective recoverable amounts based on value in use. Value in use is determined based on management’s best estimate of expected future cash flows, which includes estimates of growth rates, from use over the remaining lease term and discounted using a pre‑tax weighted average cost of capital.

Income taxes.  To determine the extent to which deferred income tax assets can be recognized, management estimates the amount of probable future taxable profits that will be available against which deductible temporary differences and unused tax losses can be used. Such estimates are made as part of the budget and strategic plan by tax jurisdiction. Management exercises judgment to determine the extent to which realization of future taxable benefits is probable considering factors such as the number of years included in the forecast period and prudent tax planning strategies.

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

IFRS 9, “Financial Instruments”, for which the final version was issued in July 2014 by the IASB, replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early  adoption permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. Overall, the Company does not expect a material impact on its consolidated financial statements.

a)	Classification and measurement. The Company does not expect a material impact on its consolidated financial statements in applying the classification and measurement requirements of IFRS 9.
b)

Impairment.  IFRS 9 requires the Company to record expected credit losses on all of its debt securities, loans and trade receivables, either on a 12-month or lifetime basis. The Company expects to apply the simplified approach and record lifetime expected losses on all trade receivables. The Company will need to perform a detailed analysis which considers all reasonable and supportable information, including forward-looking elements to determine the extent of the impact. Based on its existing trade receivables, the Company does not expect the IFRS 9 expected credit loss model to have a material impact on its consolidated financial statements.

c)

Hedge accounting.  The Company believes that all existing hedge relationships that are currently designated in effective hedging relationships still qualify for hedge accounting under IFRS 9. As IFRS 9 does not change the general principles of how an entity accounts for effective hedges, the adoption of IFRS 9 will not have a material impact on the Company’s hedge accounting.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company has completed an assessment of significant contracts with customers and has determined the preliminary expected impacts of the adoption of IFRS 15 on its consolidated financial statements. The implementation of IFRS 15 will impact the allocation of revenue that is deferred in relation to its customer loyalty award programs. Revenue is currently allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration will be allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The Company does not expect that the change in allocation of revenue that is deferred in relation to its customer loyalty program will have a material impact on retained earnings as at February 4, 2018. The Company continues to assess the impact of the disclosure requirements under IFRS 15 on the its consolidated financial statements.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. The Interpretation provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. The Interpretation is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. The Interpretation requires an entity to:

•	Contemplate whether uncertain tax treatments should be considered separately, or together as a group, based on which approach provides better predictions of the resolution;
•	Reflect an uncertainty in the amount of income tax payable (recoverable) if it is probable that it will pay (or recover) an amount for the uncertainty; and
•	Measure a tax uncertainty based on the most likely amount or expected value depending on whichever method better predicts the amount payable (recoverable).

The Company does not expect a material impact from the adoption of IFRIC 23 on its consolidated financial statements.

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

Interest Rate Risk

Our borrowings under our Revolving Facility carry floating interest rates tied to our lender’s prime rate, and therefore, our consolidated statements of income (loss) and cash flows will be exposed to changes in interest rates in fiscal periods in which we have debt outstanding. As at February 3, 2018, we have no indebtedness under our Revolving Facility.

Foreign Exchange Risk

A significant portion of our tea and tea accessory purchases are in U.S. dollars as is our revenue from U.S. stores and U.S. e‑commerce customers. As a result, our statement of income (loss) and cash flows could be adversely impacted by changes in exchange rates, primarily between the U.S. dollar and the Canadian dollar. During the year, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts of $30.0 million to fix the exchange rate of 80% to 90% of our expected February 2018 to September 2018 U.S. dollar purchases in respect of our inventory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DAVIDsTEA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income (loss) and comprehensive income (loss), cash flows and equity (deficiency) for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP1

We have served as the Company’s auditor since 2011.

Montréal, Canada

April 19, 2018

1 CPA, Auditor, CA, public accountancy permit no. A123806

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at
		February 3,	January 28,
		2018	2017
		$	$

ASSETS
Current
Cash		63,484	64,440
Accounts and other receivables	[Note 6]	3,131	3,485
Inventories	[Note 7]	24,450	31,264
Income tax receivable	[Note 19]	2,968	539
Prepaid expenses and deposits		7,712	5,659
Derivative financial instruments	[Note 24]	—	454
Total current assets		101,745	105,841
Property and equipment	[Note 8]	36,558	51,160
Intangible assets	[Note 9]	4,439	2,958
Deferred income tax assets	[Note 19]	5,194	14,375
Total assets		147,936	174,334
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 10]	14,392	19,681
Deferred revenue	[Note 11]	5,186	4,885
Current portion of provisions	[Note 12]	4,693	2,562
Derivative financial instruments	[Note 24]	229	—
Total current liabilities		24,500	27,128
Deferred rent and lease inducements		8,608	7,824
Provisions	[Note 12]	13,460	5,932
Total liabilities		46,568	40,884
Commitments and contingencies	[Note 13]
Equity
Share capital	[Note 17]	111,692	263,828
Contributed surplus		2,642	8,833
Deficit		(14,721)	(142,398)
Accumulated other comprehensive income		1,755	3,187
Total equity		101,368	133,450
		147,936	174,334

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[In thousands of Canadian dollars, except share information]

		For the year ended
		February 3,	January 28,	January 30,
		2018	2017	2016
		$	$	$

Sales	[Note 23]	224,015	215,984	180,690
Cost of sales		116,772	107,534	85,359
Gross profit		107,243	108,450	95,331
Selling, general and administration expenses	[Note 20]	131,930	114,756	80,116
Results from operating activities		(24,687)	(6,306)	15,215
Finance costs	[Note 18]	2,371	76	1,051
Finance income		(567)	(479)	(348)
Accretion of preferred shares	[Note 16]	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	[Note 16]	—	—	140,874
Loss before income taxes		(26,491)	(5,903)	(126,763)
Provision for income tax (recovery)	[Note 19]	2,010	(2,235)	4,668
Net loss		(28,501)	(3,668)	(131,431)
Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 24]	(992)	(2,247)	5,253
Realized net (gain) loss on forward exchange contracts reclassified to inventory		309	(742)	(1,811)
Provision for income tax recovery (income tax) on comprehensive income		183	793	(913)
Cumulative translation adjustment		(932)	(820)	1,388
Other comprehensive income (loss), net of tax		(1,432)	(3,016)	3,917
Total comprehensive loss		(29,933)	(6,684)	(127,514)
Net loss per share:
Basic	[Note 21]	(1.11)	(0.15)	(6.65)
Fully diluted	[Note 21]	(1.11)	(0.15)	(6.65)
Weighted average number of shares outstanding
— basic	[Note 21]	25,716,186	24,699,290	19,776,946
— fully diluted	[Note 21]	25,716,186	24,699,290	19,776,946

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
OPERATING ACTIVITIES
Net loss	(28,501)	(3,668)	(131,431)
Items not affecting cash:
Depreciation of property and equipment	8,431	8,069	5,832
Amortization of intangible assets	1,474	758	613
Loss on disposal of property and equipment	82	356	297
Impairment of property and equipment	15,069	7,516	—
Deferred rent	542	1,325	1,165
Provision (recovery) for onerous contracts	10,321	8,140	(265)
Stock-based compensation expense	2,021	2,264	1,749
Settlement related to cashless exercise of stock options, net of income taxes recovered	—	—	(2,976)
Amortization of financing fees	79	75	241
Accretion on provisions	2,292	—	—
Accretion of preferred shares	—	—	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	—	—	140,874
Deferred income taxes (recovered)	3,585	(4,380)	1,364
	15,395	20,455	17,864
Net change in other non-cash working capital balances related to operations	(5,537)	(9,293)	(2,272)
Cash flows related to operating activities	9,858	11,162	15,592
FINANCING ACTIVITIES
Repayment of finance lease obligations	—	—	(552)
Proceeds from issuance of long-term debt	—	—	9,996
Repayment of long-term debt	—	—	(20,010)
Repayment of loan from the controlling shareholder	—	—	(2,952)
Proceeds from issuance of common shares pursuant to exercise of stock options	1,782	2,779	143
Gross proceeds of initial public offering ("IPO")	—	—	79,370
IPO-related expenses	—	—	(10,661)
Financing fees	—	—	(172)
Cash flows related to financing activities	1,782	2,779	55,162
INVESTING ACTIVITIES
Additions to property and equipment	(9,634)	(20,531)	(16,852)
Additions to intangible assets	(2,962)	(1,484)	(1,172)
Cash flows related to investing activities	(12,596)	(22,015)	(18,024)
Decrease in cash during the year	(956)	(8,074)	52,730
Cash, beginning of year	64,440	72,514	19,784
Cash, end of year	63,484	64,440	72,514
Supplemental Information
Cash paid for:
Interest	—	1	372
Income taxes (classified as operating activity)	880	2,437	2,675
Cash received for:
Interest	574	486	378
Income taxes (classified as operating activity)	68	532	662

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[In thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 30, 2016	259,205	7,094	(138,465)	2,529	3,674	6,203	134,037
Net loss for the year ended January 28, 2017	—	—	(3,668)	—	—	—	(3,668)
Other comprehensive loss	—	—	—	(2,196)	(820)	(3,016)	(3,016)
Total comprehensive loss	—	—	(3,668)	(2,196)	(820)	(3,016)	(6,684)
Issuance of common shares	4,175	(1,396)	—	—	—	—	2,779
Common shares issued on vesting of restricted stock units	448	(922)	(265)	—	—	—	(739)
Stock-based compensation expense	—	2,264	—	—	—	—	2,264
Income tax impact associated with stock options	—	1,793	—	—	—	—	1,793
Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the year ended February 3, 2018	—	—	(28,501)	—	—	—	(28,501)
Other comprehensive loss	—	—	—	(500)	(932)	(1,432)	(1,432)
Total comprehensive loss	—	—	(28,501)	(500)	(932)	(1,432)	(29,933)
Issuance of common shares	2,669	(887)	—	—	—	—	1,782
Common shares issued on vesting of restricted stock units	1,142	(1,984)	231	—	—	—	(611)
Write-down of deferred income tax assets	—	(3,412)	—	—	—	—	(3,412)
Stock-based compensation expense	—	2,021	—	—	—	—	2,021
Income tax impact associated with stock options	—	(1,797)	—	—	—	—	(1,797)
Impact of change in foreign tax rate associated with stock options	—	(132)	—	—	—	—	(132)
Reduction of stated capital	(155,947)	—	155,947	—	—	—	—
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 3, 2018,  January 28, 2017 and January 30, 2016

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the year ended February 3, 2018 were authorized for issue in accordance with a resolution of the Board of Directors on April 19, 2018. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2016 and January 28, 2017 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

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

Intangible assets

Intangible assets consist of computer software, trademarks and patents.

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

In determining fair value less costs of disposal, recent market transactions are taken into account. If no such transactions can be identified, an appropriate valuation model is used. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre‑tax discount rate that reflects current market assessments of the time value of money. Recoverable amount is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or corporate assets. The discount rate applied to an asset or CGU is the weighted average cost of capital (“WACC”).  Management considers factors such as risk-free rate, equity risk premium, size premium, specific business risk premium and cost of debt to derive the WACC.

The Company bases its impairment calculation on detailed budgets and forecast calculations, which are prepared separately for each of the Company’s CGUs to which the individual assets are allocated. These budgets and forecast calculations generally cover the lease term.

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

The Company has applied hedge accounting for its foreign exchange forward contracts and has designated them as cash flow hedges. The effective portion of the gain or loss on the hedging instrument is recognized directly in Other Comprehensive Income (Loss) (“OCI”), while any ineffective portion is recognized immediately in net income (loss). The amounts recognized in OCI are reclassified to inventory when such non-financial asset is recognized on the balance sheet, and to net income (loss) when inventory is subsequently sold.

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

Under the Company’s 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”), selected employees and directors are granted RSUs where each RSU has a value equal to one common share. The compensation expense is recorded at the fair value of the Company’s common shares at the grant date over the vesting period (generally one to three years) with a corresponding credit to contributed surplus for equity-settled RSUs and a corresponding credit to a liability for cash-settled RSUs. RSUs may be settled in shares, cash, or a combination of cash or shares upon vesting at the discretion of the Company. Cash settled RSUs are revalued at each reporting date to reflect their fair value at that date. Fair value is determined using the closing price of the Company’s common shares on the NASDAQ Global Market prior to the date of the grant. The Company has not issued any cash settled awards to date.

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

The diluted earnings per share are calculated by adjusting the weighted average number of shares outstanding to include additional shares issued from the assumed conversion of preferred shares and the exercise of stock options and RSUs, if dilutive. For stock options, the number of additional shares is calculated by assuming that the proceeds from such exercises, as well as the amount of unrecognized stock-based compensation which is considered to be assumed proceeds, are used to purchase common shares at the average market price during the reporting period.

Financial instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity. Financial instruments are recognized depending on their classification with changes in subsequent measurements being recognized in income or loss or in other comprehensive income (“OCI”).

The Company has made the following classifications:

•	Cash and derivative financial instruments are classified as “Fair Value through Profit or Loss”, and measured at fair value. Changes in fair value are recorded in income (loss).

•	Accounts and other receivables are classified as “Loans and Receivables”. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

•	Trade and other payables are classified as “Other Financial Liabilities”. After their initial fair value measurement, they are measured at amortized cost using the effective interest rate method.

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

4. CHANGES IN ACCOUNTING PRINCIPLES

Standards issued but not yet effective

IFRS 9, “Financial Instruments”, for which the final version was issued in July 2014 by the IASB, replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. IFRS 9 is effective for annual periods beginning on or after January 1, 2018, with early  adoption permitted. Except for hedge accounting, retrospective application is required but providing comparative information is not compulsory. For hedge accounting, the requirements are generally applied prospectively, with some limited exceptions. The Company plans to adopt the new standard on the required effective date. The Company is currently assessing the impact of the adoption of this standard on its consolidated financial statements and related note disclosures. The Company has performed a high-level impact assessment of all three aspects of IFRS 9. This preliminary assessment is based on currently available information and may be subject to changes arising from further detailed analyses. Overall, the Company does not expect a material impact on its consolidated financial statements.

a)	Classification and measurement. The Company does not expect a material impact on its consolidated financial statements in applying the classification and measurement requirements of IFRS 9.
b)

Impairment.  IFRS 9 requires the Company to record expected credit losses on all of its debt securities, loans and trade receivables, either on a 12-month or lifetime basis. The Company expects to apply the simplified approach and record lifetime expected losses on all trade receivables. The Company will need to perform a detailed analysis which considers all reasonable and supportable information, including forward-looking elements to determine the extent of the impact. Based on its existing trade receivables, the Company does not expect the IFRS 9 expected credit loss model to have a material impact on its consolidated financial statements.

c)

Hedge accounting.  The Company believes that all existing hedge relationships that are currently designated in effective hedging relationships still qualify for hedge accounting under IFRS 9. As IFRS 9 does not change the general principles of how an entity accounts for effective hedges, the adoption of IFRS 9 will not have a material impact on the Company’s hedge accounting.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”) replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and will be effective for annual periods beginning on or after January 1, 2018. The Company has completed an assessment of significant contracts with customers and has determined the preliminary expected impacts of the adoption of IFRS 15 on its consolidated financial statements. The implementation of IFRS 15 will impact the allocation of revenue that is deferred in relation to its customer loyalty award programs. Revenue is currently allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration will be allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The Company does not expect that the change in allocation of revenue that is deferred in relation to its customer loyalty program will have a material impact on retained earnings as at February 4, 2018. The Company continues to assess the impact of the disclosure requirements under IFRS 15 on the its consolidated financial statements.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. The Interpretation provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. The Interpretation is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. The Interpretation requires an entity to:

•	Contemplate whether uncertain tax treatments should be considered separately, or together as a group, based on which approach provides better predictions of the resolution;
•	Reflect an uncertainty in the amount of income tax payable (recoverable) if it is probable that it will pay (or recover) an amount for the uncertainty; and
•	Measure a tax uncertainty based on the most likely amount or expected value depending on whichever method better predicts the amount payable (recoverable).

The Company does not expect a material impact from the adoption of IFRIC 23 on its consolidated financial statements.

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

6. ACCOUNTS AND OTHER RECEIVABLES

	February 3,	January 28,
	2018	2017
	$	$
Credit card cash clearing receivables	1,291	1,537
Other receivables	1,840	1,948
	3,131	3,485

7. INVENTORIES

	February 3,	January 28,
	2018	2017
	$	$
Finished goods	17,600	24,504
Goods in transit	4,608	5,463
Packaging	2,242	1,297
	24,450	31,264

During the year ended February 3, 2018, inventories recognized as cost of sales amounted to $64,611  [January 28, 2017  —$62,995]. The cost of inventory includes a write‑down of nil [January 28, 2017  — write-down of $869]  recorded as a result of net realizable value being lower than cost. During the year, $730 of inventory write-downs recognized in previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, January 30, 2016	60,520	8,270	3,156	71,946
Acquisitions	16,571	3,135	825	20,531
Disposals	(404)	(104)	—	(508)
Cumulative translation adjustment	(1,132)	(116)	(33)	(1,281)
Balance, January 28, 2017	75,555	11,185	3,948	90,688
Acquisitions	6,581	1,808	1,245	9,634
Disposals	—	(187)	—	(187)
Cumulative translation adjustment	(1,503)	(167)	(49)	(1,719)
Balance, February 3, 2018	80,633	12,639	5,144	98,416

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, January 30, 2016	19,918	3,332	1,366	24,616
Depreciation	6,210	1,211	648	8,069
Impairment	6,764	615	137	7,516
Disposals	(91)	(61)	—	(152)
Cumulative translation adjustment	(459)	(49)	(13)	(521)
Balance, January 28, 2017	32,342	5,048	2,138	39,528
Depreciation	6,394	1,357	680	8,431
Impairment	13,491	1,148	430	15,069
Disposals	—	(105)	—	(105)
Cumulative translation adjustment	(931)	(102)	(32)	(1,065)
Balance, February 3, 2018	51,296	7,346	3,216	61,858

Net Carrying Value
Balance, January 28, 2017	43,213	6,137	1,810	51,160
Balance, February 3, 2018	29,337	5,293	1,928	36,558

For the year ended February 3, 2018, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations. As a result, an impairment loss of $15,935 [January 28, 2017 — $7,516;  January 30, 2016  — nil] related to store leasehold improvements, furniture and equipment, and computer hardware was recorded in the Canada and U.S. segments for $5,114 and $10,821, respectively  [January 28, 2017  —$1,116 and $6,400, respectively; January 30, 2016 — nil and nil, respectively]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of $1,097  [January 28, 2017  —$472;  January 30, 2016  —nil] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax discount rate of 11.9% [January 28, 2017 — 13.4%;  January 30, 2016 — 13.4%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the year ended February 3, 2018, $866 of impairment losses were reversed following a change in the expected future cash flows of certain CGUs in the U.S. segment [January 28, 2017 — nil; January 30, 2016 — nil]. Value in use of $848 for these CGU’s was determined in the same manner as described above. Impairment losses were reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

For the year ended February 3, 2018, the depreciation expense was $8,431 [January 28, 2017 —$8,069 ; January 30, 2016 — $5,832]; with $6,387 recorded in the Canada segment [January 28, 2017 — $5,583; January 30, 2016 — $4,384],  $1,508 recorded in the U.S. segment [January 28, 2017 — $1,930; January 30, 2016 — $1,080], and $536 recorded in corporate selling, general and administration expenses [January 28, 2017 — $556; January 30, 2016 — $368]. Depreciation expense and net impairment losses are reported in the consolidated statement of income (loss) and comprehensive income (loss) under selling, general and administration expenses (Note 20).

9. INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, January 30, 2016	4,856	275	5,131
Acquisitions	1,468	16	1,484
Cumulative translation adjustment	(3)	(12)	(15)
Balance, January 28, 2017	6,321	279	6,600
Acquisitions	2,962	—	2,962
Cumulative translation adjustment	(4)	(10)	(14)
Balance, February 3, 2018	9,279	269	9,548

Accumulated amortization
Balance, January 30, 2016	2,828	61	2,889
Amortization	739	19	758
Cumulative translation adjustment	(2)	(3)	(5)
Balance, January 28, 2017	3,565	77	3,642
Amortization	1,456	18	1,474
Cumulative translation adjustment	(2)	(5)	(7)
Balance, February 3, 2018	5,019	90	5,109

Net Carrying Value
Balance, January 28, 2017	2,756	202	2,958
Balance, February 3, 2018	4,260	179	4,439

Amortization expense is reported in the consolidated statement of income (loss) under selling, general and administration expenses (Note 20).

10. TRADE AND OTHER PAYABLES

	February 3,	January 28,
	2018	2017
	$	$
Trade payable and accrued liabilities	11,221	13,990
Government remittances	186	1,860
Wages, salaries and employee benefits payable	2,985	3,831
	14,392	19,681

11. DEFERRED REVENUE

	February 3,	January 28,
	2018	2017
	$	$
Gift cards liability	3,982	3,263
Loyalty program liability	1,204	1,622
	5,186	4,885

During the year, the Company recorded gift card breakage income of $575 [January 28, 2017 - $850]. Gift card breakage is included in sales in the consolidated statement of income (loss).

12. PROVISIONS

For the year ended
February 3,
2018
$
Opening balance	8,494
Utilization	(2,467)
Additions	14,073
Reversals	(3,752)
Settlements	(132)
Accretion expense	2,292
Cumulative translation adjustment	(355)
Ending balance	18,153
Less: Current portion	(4,693)
Long-term portion of provisions	13,460

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. For the year ended February 3, 2018, additions to the onerous provisions were recorded in the amount of $14,073, while the provisions for other stores were fully or partially reversed by $3,752.

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

The minimum rentals payable under long‑term operating leases are exclusive of certain operating costs for which the Company is responsible. For the year ended February 3, 2018, the Company has recognized in income (loss) contingent rent amounting to $1,742  [January 28, 2017 —  $2,312;  January 30, 2016  — $1,829]  and accrued for a contingent rent liability of $725  [January 28, 2017 —$1,001].

Included in the cost of sales and selling, general and administration expenses for the year ended February 3, 2018 is rent expense of $31,565  [January 28, 2017  — $29,173; January 30, 2016  — $22,679].

The following is a schedule of future minimum lease payments under operating leases:

	February 3,	January 28,
	2018	2017
	$	$
Within one year	19,840	19,306
After one year but not more than five years	86,844	90,891
More than five years	28,281	38,239
	134,965	148,436

14. REVOLVING FACILITY

The Company has a credit agreement (the “Credit Agreement”) with the Bank of Montreal (“BMO”). The Credit Agreement provides for a three-year revolving term facility, maturing October 31, 2019, in the principal amount of $20,000 (which the Company refers to as the “Revolving Facility”) or the equivalent amount in U.S. Dollars, repayable at any time. The Credit Agreement also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term and with permission from BMO, request an increase to the Revolving Facility by an amount not greater than $10,000. As at February 3, 2018 and January 28, 2017, the Company did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.25:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $30,000. Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2,000, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on the Company’s adjusted leverage ratio. In the event the Company’s adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should the Company’s adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If the Company’s adjusted leverage ratio is greater than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. As at February 3, 2018, the bank’s prime rate was 3.45%  [January 28, 2017 — 2.70%] and the bank’s U.S base rate was 5.00%  [January 28, 2017 — 4.50%].

The Credit Agreement is collateralized by a first lien security interest in all of the Company’s assets in the amount of $37,500, a general security agreement, registered in each Canadian province in which the Company does business, creating a first priority charge on all assets. The Revolving Facility contains a number of covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments. As at February 3, 2018, the Company is in compliance with these covenants.

15. LOAN FROM THE CONTROLLING SHAREHOLDER

On June 11, 2015, immediately following the Company’s IPO, the advances under the loan from the controlling shareholder were fully repaid using proceeds from the IPO and cash on hand. As at February 3, 2018, the Company did not have any borrowings from the controlling shareholder [January 28, 2017 —  nil].

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

17. SHARE CAPITAL

Authorized

A  unlimited number of common shares.

Common
shares
#
Number of shares in issuance
Balance, January 30, 2016	24,037,472
Issuance of common shares upon exercise of options	1,236,154
Issuance of common shares upon vesting of restricted stock units	57,325
Balance, January 28, 2017	25,330,951
Issuance of common shares upon exercise of options	456,773
Issuance of common shares upon vesting of restricted stock units	97,648
Balance, February 3, 2018	25,885,372

Issued and outstanding

	February 3,	January 28,
	2018	2017
	$	$
25,885,372 Common shares [January 28, 2017 - 25,330,951 shares]	111,692	263,828
	111,692	263,828

In June 2017, the shareholders of the Company approved a resolution to reduce the stated capital maintained in respect of the common shares by an amount of $155,947, which resulted in a corresponding reduction of the deficit.

During the year ended February 3, 2018, 456,773 stock options were exercised for common shares, for cash proceeds of $1,782 [January 28, 2017 — 1,236,154 stock options for cash proceeds of $2,779]. The carrying value of common shares during the year ended February 3, 2018 includes $887 which corresponds to a reduction in the contributed surplus associated to options exercised during the period.

In addition, during the year ended February 3, 2018,  97,648 common shares [January 28, 2017 —57,325]  were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $1,142,  net of tax [January 28, 2017 —$448].

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

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 1,440,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at February 3, 2018, 770,827 common shares remain available for issuance under the 2015 Omnibus Plan.

The weighted average fair value of options granted of $2.39 for the year ended February 3, 2018 [January 28, 2017 — $3.72] was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the year ended
	February 3,		January 28,
	2018		2017
Risk-free interest rate	1.79%		1.23%
Expected volatility	27.4%		29.8%
Expected option life	4.0	years	4.0	years
Expected dividend yield	0%		0%
Exercise price	$9.76		$14.67

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended
	February 3,		January 28,
	2018		2017
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	933,195	5.63	2,146,880	3.04
Issued	161,980	9.76	174,031	14.67
Exercised	(456,773)	3.90	(1,236,154)	2.25
Forfeitures	(190,623)	9.63	(151,562)	6.99
Outstanding, end of year	447,779	7.18	933,195	5.63
Exercisable, end of year	304,415	5.57	624,813	4.69

The weighted average share price at the date of exercise for options exercised during the year ended February 3, 2018 was $8.51 [January 28, 2017 — $14.24].

The following table summarizes information about the stock options outstanding at February 3, 2018 and January 28, 2017:

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	February 3,	remaining	exercise	February 3,	exercise
	2018	life	price	2018	price
Range of exercise prices	#	(years)	$	#	$
$0.77	50,600	2.3	0.77	50,600	0.77
$3.33 - $4.31	172,396	3.7	3.91	161,395	3.89
$8.76 - $10.28	161,980	6.4	9.76	55,530	8.76
$14.39 - $17.99	62,803	4.3	14.68	36,890	14.72
As at February 3, 2018	447,779	4.6	7.18	304,415	5.57

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	January 28,	remaining	exercise	January 28,	exercise
	2017	life	price	2017	price
Range of exercise prices	#	(years)	$	#	$
$0.77	97,600	3.1	0.77	39,600	0.77
$3.33 - $4.31	671,804	4.4	4.10	537,203	4.08
$14.39 - $17.99	163,791	4.6	14.78	48,010	15
As at January 28, 2017	933,195	4.3	5.63	624,813	4.69

A summary of the status of the Company’s RSU plan and changes during the year ended February 3, 2018 is presented below.

	For the year ended
	February 3,		January 28,
	2018		2017
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	252,233	12.42	252,720	7.39
Granted	298,897	8.59	194,855	15.11
Forfeitures	(89,035)	10.03	(78,184)	9.68
Vested	(97,648)	11.85	(57,325)	7.82
Vested, withheld for tax	(75,031)	11.28	(59,833)	7.90
Outstanding, end of year	289,416	9.70	252,233	12.42

(1)	Weighted average fair value per unit as at date of grant.

During the year ended February 3, 2018, the Company recognized a stock-based compensation expense of $2,021 [January 28, 2017 —  $2,264;  January 30, 2016 — $1,749].

18. FINANCE COSTS

	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Interest on loan from the controlling shareholder [note 15]	—	—	48
Interest and financing fees on term loan and Revolving Facility [note 14]	79	75	544
Interest on finance lease	—	—	19
Accrued dividends on preferred shares — Series A, A-1 and A-2 [note 16]	—	—	438
Other finance costs	—	1	2
Accretion on provisions	2,292	—	—
	2,371	76	1,051

19. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the year ended
	February 3,		January 28,		January 30,
	2018		2017		2016
	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	(7,097)	26.5	(1,564)	26.5	(34,729)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(1.6)	437	(10.1)	598	—	—
Loss from embedded derivative and accretion of Series A, A-1, and A-2 preferred shares	—	—	—	—	(28.7)	37,506
Stock based compensation	—	—	—	—	(0.6)	769
Effect of substantively enacted income tax rate changes	(7.9)	2,090	—	—	—	—
Unrecognized deferred income tax assets	(16.7)	4,415	—	—
Write-down of deferred income tax assets	(7.8)	2,054	—	—
Other	(0.4)	111	21.5	(1,269)	(0.9)	1,122
Income tax provision (recovery) — effective tax rate	(7.6)	2,010	37.9	(2,235)	(3.7)	4,668

A breakdown of the income tax provision (recovery) on the consolidated income statement is as follows:

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Income tax provision (recovery)
Current	(1,575)	2,145	3,304
Deferred	3,585	(4,380)	1,364
	2,010	(2,235)	4,668

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was signed into law, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the U.S. Tax Reform, The Company’s net deferred taxes reported on the balance sheet were required to be re-measured using the newly enacted rates. The effect of this re-evaluation resulted in a decrease in the net deferred tax assets in the amount of $4,892.

The U.S. Tax Reform introduces other important changes in the U.S. corporate income tax laws that may significantly affect the Company in future years, including the creation of a new Base Erosion Anti-Abuse Tax that subjects certain payments from U.S. corporations to foreign related parties to additional taxes, and limitations to certain deductions for net interest expense incurred by U.S. corporations. The U.S. Tax Reform also includes an increase in bonus depreciation from 50% to 100% for qualified property placed in service after September 27, 2017 and before 2023. Future regulations and interpretations to be issued by U.S. authorities may also impact the Company’s estimates and assumptions used in calculating its income tax provisions.

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and liabilities are as follows:

	February 3,	January 28,
	2018	2017
	$	$
Deferred income tax assets
U.S. operating losses carried forward	1,259	2,439
Deferred rent	1,662	1,885
Stock options	3,401	5,647
Financing fees and IPO-related costs	1,197	1,801
Lease inducements	515	664
Provisions	4,812	3,365
Others	2,346	1,175
Total deferred income tax assets	15,192	16,976
Deferred income tax liabilities
Carrying values of property and equipment in excess of tax basis	(158)	(2,171)
Unrealized foreign exchange gain on derivative financial instruments	62	(121)
Unrecognized deferred income tax asset	(9,789)	—
Unrealized foreign exchange gain related to intercompany advances	(113)	(309)
Total deferred income tax liabilities	(9,998)	(2,601)
Net deferred income tax assets (liabilities)	5,194	14,375

As at February 3, 2018, the Company’s U.S. subsidiary has accumulated losses amounting to US$14.2 million [January 28, 2017 — US$14.9 million; January 30, 2016 — US$9.7 million], which expire during the years 2033 to 2038. Based upon the projections for future taxable income and prudent tax planning strategies, management believes it is no longer probable the Company will realize the benefits of these operating tax losses carried forward. Therefore, a portion of its deferred income tax assets was not recognized this year. See Note 5 for how the Company determines the extent to which the deferred income tax assets are recognized.

The changes in the net deferred income tax asset were as follows for the fiscal years:

	February 3,	January 28,
	2018	2017
	$	$
Balance net, beginning of year	14,375	7,877
Deferred rent	(222)	385
Recognition of U.S. operating losses carried forward	(1,180)	(1,340)
Carrying value of property and equipment in excess of tax losses	2,013	554
Stock options	(2,245)	1,493
Financing fees and IPO-related costs	(604)	(664)
Foreign exchange gain on derivative financial instrument	183	793
Unrealized foreign exchange gain on intercompany advances	196	668
Lease inducement	(149)	437
Unrecognized deferred income tax asset	(9,789)	—
Provisions	1,447	3,090
Others	1,169	1,082
Deferred income tax assets net, end of year	5,194	14,375

20. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	For the year ended
	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Wages, salaries and employee benefits	65,888	61,143	50,671
Depreciation of property and equipment	8,431	8,069	5,832
Amortization of intangible assets	1,474	758	613
Loss on disposal of property and equipment	82	356	297
Impairment of property and equipment	15,069	7,516	—
Provision (recovery) for onerous contracts	10,321	8,140	(265)
Stock-based compensation	2,021	2,264	1,749
Executive and employee separation costs related to salary	2,033	835	—
Other selling, general and administration	26,611	25,675	21,219
	131,930	114,756	80,116

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Net loss for basic EPS	(28,501)	(3,688)	(131,431)

Weighted average number of shares outstanding — basic and diluted	25,716,186	24,699,290	19,776,946

For the years ended February 3, 2018, January 28, 2017, and January 30, 2016, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 17 are anti‑dilutive.

22. RELATED PARTY DISCLOSURES

During the year ended February 3, 2018, the Company purchased merchandise from a company controlled by one of its executive employees amounting to $87 [January 28, 2017 — nil; January 30, 2016 — nil].

During the year ended January 30, 2016, interest was incurred on the loan from the controlling shareholder amounting to $48,  of which $48 was paid on June 11, 2015. In addition, dividends on Series A, A-1 and A-2 preferred shares were accrued for $438.  On June 11, 2015, immediately following the Company’s IPO, the advances under the loan from the controlling shareholder were fully repaid using the proceeds from the IPO and cash on hand, and  the Series A, A-1 and A-2 preferred shares were converted into common shares.

The transactions referred to above are measured at the exchange amount, being the consideration established and agreed to by the related parties.

Transactions with key management personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$

Wages, salaries and bonus	3,255	2,741	3,600
Termination benefits	1,485	719	—
Stock-based compensation	1,035	1,377	1,177
Total compensation earned by key management personnel	5,775	4,837	4,777

23. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available.

The Company derives revenue from the following products:

	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Tea	156,125	143,280	120,022
Tea accessories	49,470	53,807	43,191
Food and beverages	18,420	18,897	17,477
	224,015	215,984	180,690

Property and equipment and intangible assets by country are as follows:

	February 3,	January 28,	January 30,
	2018	2017	2016
	$	$	$
Canada	37,234	41,432	35,915
US	3,763	12,686	13,657
Total	40,997	54,118	49,572

During the fourth quarter, the Company changed the measure of profit used by the CODM in measuring performance. Management believes that the new measure, being results from operating activities before corporate expenses by country, excluding intercompany profit, is the most relevant in evaluating results. The Company has retroactively revised the results by segment for the years ended January 28, 2017 and January 30, 2016. Results from operating activities before corporate expenses per country are as follows:

	For the year ended
	February 3, 2018
	Canada	US	Consolidated
	$	$	$
Sales	185,287	38,728	224,015
Cost of sales	93,383	23,389	116,772
Gross profit	91,904	15,339	107,243
Selling, general and administration expenses (allocated)	54,884	18,302	73,186
Impairment of property and equipment	5,114	9,955	15,069
Provision for onerous contracts	1,752	6,102	7,854
Results from operating activities before corporate expenses	30,154	(19,020)	11,134
Selling, general and administration expenses (non-allocated)			35,821
Results from operating activities			(24,687)
Finance costs			2,371
Finance income			(567)
Loss before income taxes			(26,491)

	For the year ended
	January 28, 2017
	Canada	US	Consolidated
	$	$	$
Sales	180,380	35,604	215,984
Cost of sales	86,473	21,061	107,534
Gross profit	93,907	14,543	108,450
Selling, general and administration expenses (allocated)	49,466	16,584	66,050
Impairment of property and equipment	1,116	6,400	7,516
Provision for onerous contracts	427	7,713	8,140
Results from operating activities before corporate expenses	42,898	(16,154)	26,744
Selling, general and administration expenses (non-allocated)			33,050
Results from operating activities			(6,306)
Finance costs			76
Finance income			(479)
Loss before income taxes			(5,903)

	For the year ended
	January 30, 2016
	Canada	US	Consolidated
	$	$	$
Sales	156,186	24,504	180,690
Cost of sales	71,657	13,702	85,359
Gross profit	84,529	10,802	95,331
Selling, general and administration expenses (allocated)	41,174	11,405	52,579
Recovery for onerous contracts	—	(265)	(265)
Results from operating activities before corporate expenses	43,355	(338)	43,017
Selling, general and administration expenses (non-allocated)			27,802
Results from operating activities			15,215
Finance costs			1,051
Finance income			(348)
Accretion of preferred shares			401
Loss from embedded derivative on Series A, A-1 and A-2 Preferred Shares			140,874
Loss before income taxes			(126,763)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $201.

The Company’s foreign exchange exposure is as follows:

	February 3,	January 28,
	2018	2017
	US$	US$
Cash	5,686	690
Accounts receivable	882	1,188
Accounts payable	2,555	2,461

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under International Accounting Standard 39. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the years ended February 3, 2018 and January 28, 2017. As at February 3, 2018 and January 28, 2017, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at February 3, 2018 are as follows:

	Range of	Nominal	Nominal		Unrealized
	Contractual	value	value		gain/(loss)
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2221 - 1.3050	24,100	30,033	February 2018 to September 2018	(229)

The nominal and contract values of foreign exchange contracts outstanding as at January 28, 2017 are as follows:

	Range of	Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2696 - 1.3098	32,700	42,404	February 2017 to October 2017	454

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (see Note 14). As at February 3, 2018, the Company did not have any borrowings on the Revolving Facility.

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

As at February 3, 2018, the Company had $63,484 in cash. In addition, as outlined in Note 14, the Company has a Revolving Facility of $20,000, of which nil was drawn as at February 3, 2018. The Revolving Facility also provides for an accordion feature whereby the Company may, at any time prior to the end of the three-year term, and with the permission of BMO, request an increase to the Revolving Facility by an amount not greater than $10,000.

The Company expects to finance its growth in store base, store renovations, and investments in infrastructure through cash flows from operations, the Revolving Facility (Note 14) and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

The following table summarizes the obligations as of February 3, 2018 and January 28, 2017, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	February 3, 2018
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	14,392	14,392	—	—
Operating lease obligations	134,965	19,840	86,844	28,281
Purchase obligations	8,820	8,820	—	—
	158,177	43,052	86,844	28,281

	January 28, 2017
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	19,681	19,681	—	—
Operating lease obligations	148,436	19,306	90,891	38,239
Purchase obligations	5,842	5,842	—	—
	173,959	44,829	90,891	38,239

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

The classification of financial instruments, as well as their carrying values and fair values, are shown in the tables below:

	February 3, 2018		January 28, 2017
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	$	$	$	$
Financial assets
Derivative financial instruments — foreign forward exchange contracts	239	239	463	463
Financial liabilities
Derivative financial instruments — foreign forward exchange contracts	468	468	9	9

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

There were no significant transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the years ended February 3, 2018 and January 28, 2017.

25. MANAGEMENT OF CAPITAL

As at February 3, 2018, the Company’s capital is composed of shareholders’ equity as follows:

	February 3,	January 28,
	2018	2017
	$	$
Total debt	—	—
Shareholder’s equity [excluding accumulated other comprehensive income]	99,613	130,263
Total capital under management	99,613	130,263

The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its organic growth, to establish a strong capital base so as to maintain investor, creditor and market confidence and to provide an adequate return to shareholders.

The Company’s primary uses of capital are to finance increases in non‑cash working capital, capital expenditures for its store expansion and renovation program as well as information technology and infrastructure improvements.

The Company currently funds these requirements from cash flows from operations as well as its financial resources, which include a cash balance of $63,484 as at February 3, 2018, the Revolving Facility (Note 14) and through its issuances of common shares (Note 17). The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

The Company is subject to certain non‑financial covenants related to its Revolving Facility, all of which were met as at February 3, 2018 and January 28, 2017. There has been no change with respect to the overall capital risk management strategy during the years ended February 3, 2018 and January 28, 2017.

26. GUARANTEES

Some agreements to which the Company is party, specifically those related to debt agreements and the leasing of its premises, include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at February 3, 2018, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

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

Management, with the participation of the Company’s principal executive and financial officers, assessed our internal control over financial reporting as of February 3, 2018, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end February 3, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during  the year ended February 3, 2018 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Below is a list of the names and ages of our directors and officers as of April 18, 2018, and a brief account of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Joel Silver...................................................................	47	President, Chief Executive Officer and Director
Howard Tafler.............................................................	48	Chief Financial Officer
Douglas Higginbotham.................................................	53	Head of Supply Chain
Maurice Tousson.........................................................	69	Director and Chairman
Emilia Di Raddo...........................................................	60	Director
Michael J. Mardy.........................................................	69	Director
Kathleen C. Tierney.....................................................	72	Director
Gary O’Connor.............................................................	70	Director
Tyler Gage...................................................................	32	Director

Joel Silver, President, Chief Executive Officer and Director (2017 to present).  Mr. Silver, 47, joined our company in March 2017. Prior to that, Mr. Silver has served in a variety of leadership roles for various consumer goods companies. From 2011 to 2016, Mr. Silver served as General Partner and a member of the board of directors of TrilogyGrowth, a venture capital fund he co-founded. From 2003 to 2011, Mr. Silver held several positions of increasing responsibility at Indigo Books & Music Inc. (TSX:IDG), ultimately serving as President and served as a member of its board of directors from 2011 to 2017. Mr. Silver earned his Bachelor’s degree from Wilfrid-Laurier University in Canada and his Master’s degree of Business Administration from Harvard University. Mr. Silver brings diverse experience with consumer-centric and lifestyle brands. Mr. Silver is a resident of Québec, Canada.

Howard Tafler, Chief Financial Officer (2017 to present).  Mr. Tafler, 48, joined our Company in January 2010 and served as our Chief Accounting Officer until August 13, 2017. Prior to joining the Company, Mr. Tafler worked at a national accounting firm and was the Chief Financial Officer of a manufacturing company from 2003 to 2009. Mr. Tafler received a Bachelor of Commerce in Accounting from McGill University. Mr. Tafler is also a chartered accountant and a CPA. Mr. Tafler is a resident of Québec, Canada.

Douglas Higginbotham, Head of Supply Chain (2013 to present).  Mr. Higginbotham, 53, became our Head of Supply Chain in August 2013.  From 2010 to 2013, Mr. Higginbotham was with McNairn Packaging based in Ontario, Canada, in the role of Vice President of Supply Chain for North America Operations. Prior to that, Mr. Higginbotham held various roles at Yankee Candle over a ten year span, including Vice President of Purchasing & Logistics, Vice President of Purchasing & Quality, and Vice President of Logistics. Mr. Higginbotham received a BS in Business Administration/Management from the University of Phoenix and a MBA in Global Management from the University of Phoenix. Mr. Higginbotham is a resident of Massachusetts, USA.

Maurice Tousson, Chairman  (2016 to present).  Mr. Tousson, 69, has served as President and Chief Executive Officer of CDREM Group Inc., a Canada based chain of retail stores known as Centre du Rasoir or Personal Edge from January 2000 to December 2016. Mr. Tousson has held senior executive positions at well-known Canadian specialty stores, including Chateau Stores of Canada, Consumers Distributing and Sports Experts, with responsibilities for operations, finance, marketing and corporate development. Mr. Tousson currently sits on the Board of Directors of Dorel Industries (TSE: DII), a multinational public company where he acts as Lead Director. Mr. Tousson holds an MBA degree from Long Island University in New York. Mr. Tousson brings valuable management and retail experience to the Board. Mr. Tousson is a resident of Ontario, Canada.

Emilia Di Raddo, Director (2014 to present).    Ms. Di Raddo, 60,  has been a director since 2012, except between January 2013 to March 2014. She has been the President of Le Chateau Inc. (TSX: CTU/A) since 2000, where she has been serving on the Board of Directors since 2001, and was Chief Financial Officer from 1996 to 2000. Prior to that, Ms. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products’ industry. Ms. Di Raddo received a Bachelor of Commerce and a Diploma in Accountancy from Concordia University and is also a chartered accountant and a CPA. Ms. Di Raddo brings valuable retail industry experience to the Board.  Ms. Di Raddo is a resident of Québec, Canada.

Michael J. Mardy, Director  (2016 to present).  Mr. Mardy, 69,  was Executive Vice President and Director of specialty retailer, Tumi Inc. until August 2016. Prior to joining Tumi, from 1996 to 2002, he served as Executive Vice President and CFO of Keystone Food LLC, a processor and distributor. From 1982 to 1996, he served as Senior Vice President, Chief Financial Officer and in various other finance positions at Nabisco Biscuit Company, a snack food and consumer products company. Mr. Mardy served on the board of directors of Keurig Green Mountain Inc. (Nasdaq: GMCR) and ModusLink Global Solutions (Nasdaq: MLNK), Inc. acting as audit committee chair and a member of their respective compensation committees. Mr. Mardy joined the board of Vince Holding Corp. in April 2018. Mr. Mardy also served on the NYSE Advisory Board and is a trustee of the New Jersey chapter of the Financial Executive Institute, as well as a member of the board of the Eden Institute for Autism. Mr. Mardy holds an MBA from Rutgers University and undergraduate degree from Princeton University. He is a member of the American institute of Certified Public Accountants, and the New Jersey Society of Certified Public Accountants. Mr. Mardy brings valuable management, retail and finance experience to the Board. Mr. Mardy is a resident of New Jersey, USA.

Kathleen C. Tierney, Director  (2016 to present) .  Ms. Tierney, 72, has served as Chief Executive Officer of specialty retailer Sur La Table, Inc. from August 2004 to 2008 and served as its Executive Vice Chairman from 2008 to 2011. From 2001 to 2003, she served as Chief Executive Officer of Fitch North America. She served as an Independent Consultant with a client roster including The Home Depot, Vinquiry, Yoga Works and Hirsch Bedner Design. Prior to this, Ms. Tierney was the Chief Executive Officer at Smith & Hawken from 1993 to 1999.  During her tenure at The Nature Company, she served as an Executive Vice President, overseeing their growth from 3 locations to 120 stores nationwide. She has a rich background in the Retail Industry and International business and travel. Ms. Tierney earned a B.A. in English Literature from Dominican College in California, served two years in the Peace Corps, holds a lifetime teaching credential from the State of California and a Strategic Marketing Certificate from Harvard University. Ms. Tierney brings valuable management and retail experience to the Board. Ms. Tierney is a resident of California, USA.

Gary O’Connor, Director (2017 to present).    Mr. O’Connor, 70, was an audit partner at KPMG Barbados from September 2009 to September 2012, at which time he retired. He served on the Board of Imvescor Restaurant Group Inc. from March 2014 to March 2018, where he also chaired the Audit and Risks Committee. Since March 2018, Mr. O’Connor currently sits on the Board of Directors of MTY Food Group Inc. (TSE: MTY), one of the largest franchisors in Canada’s restaurant industry.  Mr. O’Connor received a Bachelor of Commerce in Accounting from Concordia University and and is also a chartered accountant and a CPA. Mr. O’Connor brings accounting experience to the Board. Mr. O’Connor is a resident of Québec, Canada.

Tyler Gage, Director (2017 to present).  Mr. Gage, 32, is the Managing Director for North America and Europe for Terrafertil, the largest natural foods company in Latin America. Prior to that, from 2008 to 2017, Mr. Gage served as Co-Founder and CEO of Runa, LLC, a privately-held beverage company that makes organic energy drinks from an Amazonian tea leaf called guayusa. Mr. Gage received a Bachelor of Literary Arts from Brown University in December 2008. Mr. Gage was featured as 30 Under 30 Entrepreneurs 2013, by Forbes Magazine, as well as Big Apple Entrepreneur of the Year 2016. Mr. Gage brings valuable beverage and tea development experience to the Board. Mr. Gage is a resident of Washington, USA.

Family Relationships

Sarah Segal, an employee of DAVIDsTEA, is the daughter of Herschel Segal, a former director who resigned on March 5, 2018, and the owner of Rainy Day Investments Ltd. Rainy Day Investments Ltd. controls approximately 46% of the outstanding shares of DAVIDsTEA Inc.

Audit Committee

Function of Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) operates under a written charter adopted by the Board of Directors. The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Audit Committee’s primary responsibilities and duties include:

•

appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and reviewing and appraising the audit efforts of our independent accountants;

•

establishing procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	engaging independent counsel and other advisers, as necessary;
•	determining funding of various services provided by accountants or advisers retained by the committee;
•	reviewing our financial reporting processes and internal controls;

•

establishing, maintaining and overseeing the Company’s related party transaction policy, including overseeing the process for approval of all related-party transactions involving executive officers and directors; and

•	providing an open avenue of communication among the independent accountants, financial and senior management and the Board.

Independence of Audit Committee Members

Our Audit Committee consists of Michael J. Mardy, Gary O’Connor and Tyler Gage, with Michael J. Mardy serving as Chairman of the committee. The Board determined that each of them meets the independence requirements under the rules of The NASDAQ Global Market and under Rule 10A-3 under the Exchange Act.

Audit Committee Financial Expert

The Board has determined that Michael J. Mardy and Gary O’Connor are “Audit Committee financial experts.” All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and The NASDAQ Global Market.

Audited Financial Statements Included in Annual Report

Management has the primary responsibility for establishing and maintaining adequate internal financial controls, for preparing the financial statements and for the public reporting process. Ernst & Young LLP (“EY”), the Company’s independent registered public accounting firm, is responsible for expressing an opinion on the conformity of the Company’s audited consolidated financial statements with International Financial Reporting Standards.

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended February 3, 2018 and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that our audited consolidated financial statements for the year ended February 3, 2018 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Michael J. Mardy, Chair

Gary O’Connor

Tyler Gage

Corporate Governance

Statement of Corporate Governance Practices

As a Canadian reporting issuer with securities listed on the NASDAQ, DAVIDsTEA complies with all applicable rules adopted by the Canadian Securities Administrators (the “CSA”) and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards (the “NASDAQ Standards”), provided that DAVIDsTEA complies with Canadian governance requirements. DAVIDsTEA also complies with National Instrument 58-101 - Disclosure of Corporate Governance Practices (the “CSA Disclosure Instrument”) and National Policy 58-201 (Corporate Governance Guidelines (the “CSA Governance Policy”). The CSA Governance Policy provides guidance on governance practices for Canadian issuers. The CSA Disclosure Instrument requires issuers to make the prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the requirements of the CSA Disclosure Instrument and the Corporate Governance Policy, as reflected in the disclosure made hereunder. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described below, on the recommendation of the Corporate Governance and Nominating Committee.

Board of Directors

Independence

The Board of Directors consists of seven directors, six of whom are non‑employee directors. Each director was elected at the Annual Shareholders’ meeting held on June 8, 2017. Our directors are appointed for a one‑year term to hold office until the next annual general meeting of Shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Five of our seven directors that make up the Board of Directors are considered “independent” pursuant to Section 1.4 of the CSA’s Audit Committee Rules. Under these rules, Maurice Tousson, the Chairman of the Board of Directors, Michael J. Mardy, Gary O’Connor, Tyler Gage and Kathleen C. Tierney are considered independent, whereas Emilia Di Raddo and Joel Silver are not considered to be independent as a result of their respective relationships with the Company or their relationships with shareholders. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors may meet in the absence of members of management and the non‑independent directors. An in camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non‑independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

The Board of Directors has a written mandate delineating its roles and responsibilities. It can be found on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com.

Chair of the Board

The Board of Directors is led by a non-executive, independent Chairman, which the Company believes contributes to the Board’s ability to function independently of management. Mr. Maurice Tousson has been a director of the Company since 2016 at which time he also became the Chairman of the Board. As Chairman of the Board, Mr. Maurice Tousson is responsible for overseeing the Board in carrying out its roles and responsibilities, which includes overseeing that the Board’s duties and responsibilities are carried out independently of management. See “Formal Position Descriptions” below for further detail on the role of the Chairman.

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

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Independent consultants may also be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee that must qualify as an independent director. The three current members of the HRCC are Ms. Tierney (Chair),  Mr. Tousson and Mr. Mardy.

A copy of the charter of the HRCC is available on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com.

Corporate Governance and Nominating Committee

The four current members of the Corporate Governance and Nominating Committee are Mr. O’Connor (Chair), Mssrs. Mardy, Gage, as well as Ms. Thierney. A copy of the charter of the Corporate Governance and Nominating Committee is available on the Company’s website at http://ir.davidstea.com and on SEDAR at www.sedar.com.

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

In addition to monitoring compliance with the Code of Ethics, the Board has adopted whistleblowing procedures for reporting unethical or questionable acts by the Company or employees thereof. Complaints can be made via telephone at a confidential line called the integrity line. Any Human Resources-related question is redirected to our Head of Human Resources while any issue of misconduct or fraud is redirected to the Chair of the Audit Committee who is responsible to oversee the whistleblowing procedures.

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

Nomination of Directors

Before making a recommendation on a new director candidate, the Chairman of the Board and members of the Corporate Governance and Nominating Committee meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Board. In certain circumstances, the Board may also retain an independent recruiting firm to identify director candidates and fix such firm’s fees and other retention terms.

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

Continuing Education

All Board members have visited our DAVIDsTEA’s stores. Management makes presentations to the Board members on a range of topics that are relevant to the operations. Senior management makes regular presentations to the Board and its committees to educate them and keep them informed of developments within the Company’s main areas of business and operations, as well as on key legal, regulatory and industry developments. Directors attend an annual strategic planning meeting, where management presents the Company’s short, mid and long-term strategic plan. Directors are also provided with Board and Board committee materials in advance of regularly scheduled meetings. Directors also receive periodic updates between Board meetings on matters that affect the Company’s business. Finally, Board members have full access to the Company’s senior management and employees.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the "2017 Summary Compensation Table" below. In Fiscal 2017, our "named executive officers" and their positions were as follows:

•	Joel Silver, President and Chief Executive Officer
•	Howard Tafler, Chief Financial Officer
•	Luis Borgen, Chief Financial Officer until his departure effective July 31, 2017
•

Christine Bullen, Interim Chief Executive Officer until March 19, 2017 and Chief Operating Officer and President of DAVIDsTEA USA Inc. from April 12, 2017 until her departure effective October 26, 2017

•	Edmund Noonan III, Head of Global Real Estate and Store Development until his departure effective October 26, 2017
•	Douglas Higginbotham, Head of Supply Chain

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on Form 10-K "Cautionary Note Regarding Forward-Looking Statements."

Summary Compensation Table

Executive and Director Compensation

The following relates to the compensation of our named executive officers for the fiscal year ended February 3, 2018. Our “Named Executive Officers”, for fiscal 2017 were: our President and Chief Executive Officer of the Company (“CEO”), our Interim CEO, our Chief Financial Officer (“CFO”), and the three most highly compensated executive officers of the Company, including any of its subsidiaries, who each earned total compensation that exceeded $100,000 for the fiscal year ended February 3, 2018, are:

•	Mr. Silver, President and CEO;
•	Mr. Tafler, CFO;
•	Mr. Borgen, CFO until his departure effective July 31, 2017;
•

Ms. Bullen, Interim CEO until the arrival of Mr. Silver on March 20, 2017 and Chief Operating Officer and President of DAVIDsTEA USA Inc. from April 12, 2017 until her departure effective October 26, 2017;

•	Mr. Noonan III, Head of Global Real Estate and Store Development until his departure effective October 26, 2017; and
•	Mr. Higginbotham, Head of Supply Chain.

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

			Target
	Base	Target	Long-Term
	Salary	Bonus	Incentives
Name	(%)	(%)	(%)
Joel Silver	36.4%	27.3%	36.4%
Howard Tafler	60.6%	18.2%	21.2%
Douglas Higginbotham	66.7%	16.7%	16.7%

Benchmarking

To ensure that its compensation programs are competitive, we conduct periodic benchmarking studies based on compensation data included in management proxy circulars and published surveys from known firms, with an objective that the target total direct compensation for the senior management team be positioned in line with the Company’s compensation philosophy and components detailed below. The current compensation comparator group was developed from Canadian and U.S. publicly-traded companies that either specialize in beverage and/or drinks, packaged food or specialty retail outlets following analysis done by the Company’s independent compensation consultants. In choosing the companies, attention was also given to the size of revenues, EBITDA and market capitalization to ensure they were in a range comparable with DAVIDsTEA. Below is the list of the 12 organizations comprising the compensation comparator group:

U.S. Food and Beverage Sector		U.S. Specialty Retailers	Canada Food and Beverage Sector
Nature’s Sunshine Products Inc.	MGP Ingredients Inc.	Medifast Inc.	Andrew Peller Ltd
Crystal Rock Holding Inc.	LifeVantage Corp.		Corby Spirit and Wine Ltd
Lifeway Foods Inc.	Craft Bew Alliance Inc.		Ten Peaks Coffee Company
Bridgford Foods Corp.	Coffee Holding Co. Inc.

Compensation Risk Oversight

The Board of Directors and the HRCC are very mindful of risks associated with the Company’s compensation policies and practices and take into account their implications when making compensation decisions. At this time, the HRCC has not identified any material risks related to or arising from the Company’s compensation policies that are likely to have material adverse effects on the Company, its operations or finances.

In order to limit the chances of creating compensation policies that would encourage named executive officers to take excessive or inappropriate risks, the Board and the HRCC have adopted a number of practices and policies designed to safeguard the Company’s and its Shareholders’ interests.

The Use of an Independent Compensation Consultant

The HRCC retained the services of PCI – Perrault Consulting (“PCI”), an independent compensation consultant, to assist the Board and the committee with executive and other compensation matters. During the fiscal year ended February 3, 2018, PCI assisted the HRCC in developing and reviewing the compensation practices for such year.

The table below presents the fees paid to PCI during the three most recent fiscal years:

		Executive	Other	Total
Year	Consultant	Compensation	Mandates	Fees
2017	PCI	C$5,477	C$11,121	C$16,598
	% of total fees	33%	67%	100%
2016	PCI	C$3,396	─	C$3,396
	% of total fees	100%	0%	100%
2015	PCI	C$36,634	─	C$36,634
	% of total fees	100%	0%	100%

The Balance between Fixed and Variable Compensation

While the HRCC believes it is important to link a significant portion of each named executive officers’ total direct compensation to goals related to the Company’s share price and financial results, the HRCC also works to ensure that it does not create incentives to take excessive risks to achieve such goals. As such, the HRCC make sure that the fixed portion of compensation represents a sufficient portion of the named executive officers’ compensation. The HRCC has approved for Fiscal 2017, a cap on the maximum amount payable under the annual incentive program at two times target level, which limits the upside from the plan at a reasonable level to motivate the executives, while remaining within the Company’s risk appetite framework.

The Choice of Performance Measures

The HRCC decided to apply the same performance measures and objectives to the annual awards for all of the named executive officers, which promotes a culture of collaboration and prioritizes efforts to achieve the desired results, while reducing the risks of an individual taking excessive risks for personal benefit. The HRCC believes that Comparable Sales growth and selected other financial objectives in line with the Company’s short-term corporate goals are significant measures of the Company’s growth and are well understood by employees, shareholders and investors and therefore represent a logical choice of performance measure for the annual incentive program.

The Insider Trading Policy

The Company has adopted an insider trading policy that applies to the equity transactions of all of the employees, including most notably of directors and officers, including Named Executive Officers. Under the policy, transactions by covered individuals in the Company’s securities are authorized to trade the Company’s securities only during insider trading windows (which open the second full day after financial results are released each quarter to permit market adjustments), and all transactions must be pre-approved and cleared by the Corporate Secretary so as to avoid even the appearance of trading based on non-public information.

Hedging Prohibition

Hedging transactions can be accomplished through a variety of mechanisms including prepaid forward contracts, equity swaps and collars and other similar devices. Because hedging transactions permit the holder of the securities to continue to own the securities without the full risks and rewards of ownership, such transactions can cause the interests of such holder not to be aligned with our other Shareholders and therefore the employees, officers and directors are prohibited from hedging any equity-based compensation or Company shares.

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

For the fiscal year ended February 3, 2018, based on benchmarking exercises, the HRCC approved base salary increases varying from 0% to 19.2% for the Named Executive Officers, for an average increase of 9.2%. This includes Mr. Tafler’s increase, which was primarily as a result of his promotion to Interim CFO and then CFO during Fiscal 2017.

	Salary	Increase
	as at	during
	February 3,	last fiscal
	2018	year
Name	($)	(%)	Currency
Joel Silver	400,000	0.0%	CDN
Howard Tafler	265,000	19.2%	CDN
Luis Borgen	─	─	USD
Christine Bullen	─	─	USD
Edmund Noonan III	─	─	USD
Douglas Higginbotham	220,000	8.4%	USD

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the named executive officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly skilled executives. The HRCC determined that the most meaningful measure of successful growth was Comparable Sales and selected other financial objectives in line with the Company’s short-term corporate goals, which, together with Comparable Sales, would form the basis for the annual incentive program. The HRCC reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2017, the annual incentive formula attributed 75% to corporate Comparable Sales growth and 25% to other financial objectives. Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment.

For the fiscal year ended February 3, 2018 the Company did not meet the annual incentive program targets. The HRCC exercised its discretion to pay out a portion of the bonus to incentivize management. In addition, under the terms of Mr. Silver’s employment agreement, he was entitled to guaranteed payment of 50% of his target bonus.

(expressed as a percentage of base salary)
			Corporate
	Target	Maximum	Performance	Actual
	Bonus	Bonus	Factor	Payout
Name	(%)	(%)	(%)	(%)
Joel Silver	67%	100%	0%	33%
Howard Tafler	30%	60%	0%	8%
Douglas Higginbotham	25%	50%	0%	6%

Mid- and Long-Term Incentive Plans

In 2015, the Board and the shareholders of the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with our IPO. All equity and equity‑based awards, including awards to the named executive officers, are made under the 2015 Omnibus Plan. Accordingly, the restricted stock unit and option awards made in Fiscal 2017 to executive officers were all made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price and are not subject to currency conversion.

The target award values for the named executive officers are indicated in the table below. Actual Fiscal 2017 awards can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or restricted share units/performance share units granted based on the target award values, the Company does not convert for U.S.-Canadian currency rates.

	Target	Maximum
Name	Value	Value
	(% of salary)
Joel Silver	100%	150%
Howard Tafler	35%	50%
Douglas Higginbotham	25%	35%

Fiscal 2017 Stock Options

Stock option awards serve to align the interests of our named executive officers with the interests of the shareholders because no value is created unless the value of the common shares appreciates after the grant. Stock options also encourage retention through the use of time‑based vesting, as vesting is generally subject to the executive’s continued employment with the Company. Stock options may also build share ownership among our named executive officers if the executive retains the shares following exercise. Stock options are granted at an exercise price equal to the closing price of our common shares on the NASDAQ Global Market on the day of the grant. Stock options are generally granted with a seven-year term and vest in equal instalments over four years.

Fiscal 2017 Restricted Stock Units

Restricted stock units serve to align the interests of our named executive officers with the interests of our shareholders as their value is tied to the price of our common shares. Restricted stock units with a multi-year vesting schedule also promote employee retention and, therefore, are a valuable tool in assisting the Company roll out its strategy in the longer term. The number of units granted is calculated by dividing the value of the award by closing price of a share of our common stock on the NASDAQ Global Market. Restricted stock units generally vest as to 25% of the units on the first and second anniversaries and 50% of the units on the third anniversary. Restricted stock units may be settled at the HRCC’s discretion in shares of our common stock, cash or in a combination of both shares and cash.

Benefits

We provide modest benefits to the named executive officers, which are limited to participation in the basic health and welfare plans. These benefits are available to all salaried employees of the Company.

Perquisites

All the named executive officers are eligible to a discount on DAVIDsTEA products, which discount is offered to all of our regular employees. In addition, the Company pays car allowance and annual professional association fees to certain of our named executive officers.

Retirement Plans

We do not maintain any qualified or non‑qualified defined benefit plans or supplemental executive retirement plans that cover the named executive officers. In addition, the executives do not participate in a defined contribution pension plan, a collective RRSP or a 401K in the U.S., to which the Company contributes.

Summary Compensation Table

The following table illustrates the compensation paid to the named executive officers for the last three completed fiscal years, as applicable. All compensation is disclosed in U.S. dollars. For employees who receive all or a portion of their compensation in Canadian dollars, unless otherwise indicated, an exchange of 1.2393 for 2017, 1.3108 for 2016, and 1.4074 for 2015 has been used to convert to U.S. dollars, which represents the exchange rate of the U.S. Federal Reserve Bank of New York at noon on the last day of each fiscal year, and which, in the Company’s opinion, is an appropriate reflection of exchange rates variation during the year.

						Non-equity incentive
						plan compensation
						Annual	Long-term	All
				Stock	Option	incentive	incentive	other	Total
		Salary(7)	Bonus(8)	Awards(9)	Awards(10)	plan(11)	plan	compensation(12)	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Joel Silver (1)	2017	285,521	—	199,969	200,126	107,480	─	8,069	801,165
President and Chief	2016	—	—	—	—	—	—	—	—
Executive Officer	2015	—	—	—	—	—	—	—	—
Howard Tafler (2)	2017	194,515	14,903	55,544	—	18,953	—	813	284,728
Chief Financial	2016	166,233	—	27,192	13,490	4,967	—	763	212,645
Officer	2015	154,823	—	36,169	—	42,652	—	714	234,358
Luis Borgen (3)	2017	180,565	—	88,753	89,015	─	─	639,153	997,486
Former Chief Financial	2016	355,000	—	79,897	39,590	─	─	─	474,487
Officer	2015	350,000	—	138,245	─	196,700	─	—	684,945
Christine Bullen (4)	2017	259,123	58,723	157,986	—	—	─	372,317	848,149
Former Chief Operating Officer and President of	2016	214,615	—	232,495	115,091	16,277	─	─	578,478
DAVIDsTEA (USA) Inc.	2015	─	—	─	─	─	─	─	—
Edmund Noonan III (5)	2017	194,723	23,489	104,387	—	—	─	144,850	467,449
Former Head of Global Real	2016	258,000	—	51,586	25,588	6,511	─	─	341,685
Estate and Store Development	2015	253,000	—	58,674	—	106,640	—	—	418,314
Douglas Higginbotham (6)	2017	203,000	19,874	50,763	—	9,850	─	—	283,487
Head of	2016	262,160		24,954	12,382	5,426	─	─	304,922
Supply Chain	2015	277,258		32,150	─	77,909	─	─	387,317

Notes:

(1)

Mr. Silver joined the Company as President and Chief Executive Officer on March 20, 2017. Accordingly, the amounts reported in the table for 2017 reflect compensation earned by or paid to Mr. Silver for such year from such date.

(2)	Mr. Tafler became Interim Chief Financial Officer effective August 14, 2017 and Chief Financial Officer effective December 7, 2017.
(3)

Mr. Borgen ceased to act as Chief Financial Officer effective July 31, 2017. Accordingly, the amounts reported in the table for 2017 reflect compensation earned by or paid to Mr. Borgen for such year until such date.

(4)

Ms. Bullen acted as Interim President and CEO until the arrival of Mr. Silver effective March 20, 2017. Effective April 12, 2017, she became Chief Operating Officer and President of DAVIDsTEA (USA) Inc. Ms. Bullen ceased to act as Chief Operating Officer and President of DAVIDsTEA (USA) Inc. effective October 26, 2017. Accordingly, the amounts reported in the table for 2017 reflect compensation earned by or paid to Ms. Bullen for such year until such date.

(5)

Mr. Noonan joined the Company as Head of Global Real Estate and Store Development on October 13, 2014. Mr. Noonan ceased to act as Head of Global Real Estate and Store Development on October 26, 2017. Accordingly, the amounts reported in the table for 2017 reflect compensation earned by or paid to Mr. Noonan for such year until such date.

(6)	Mr. Higginbotham joined the Company on August 12, 2013 as Head of Supply Chain.
(7)

Mr. Silver and Mr. Tafler were paid in Canadian dollars (their base salaries in effect as of March 20, 2017 and January 29, 2017 were respectively C$400,000 and C$222,256). Mr. Borgen received a portion of his base salary and annual bonus in Canadian dollars. His base salary in effect as of January 31, 2017 was US$355,000.

(8)	Amounts shown represent retention bonuses paid to certain Named Executive Officers.
(9)

Amounts shown reflect the aggregate grant date fair market value of time-vesting restricted stock units granted to all Named Executive Officers on April 18, 2017 (except for Mr. Silver whose grant was made on March 20, 2017 upon his start date), under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in note 17 to the Company’s Consolidated Financial Statements for the year ended February 3, 2018.

(10)

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

	2017-04-18	2017-03-20	2016-03-30	2015-01-14	2014-10-09	2014-07-25	2014-06-02	2013-08-12	2012-04-19
Exercise price ($ CDN)	6.55$ USD	7.70$ USD	11.99$ USD	4.30	4.31	4.25	4.25	3.33	0.77
Term (years)	4.0	4.0	7.0	3.65	7.0	7.0	7.0	7.0	7.0
Dividend yield (%)	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0	0.0
Risk-free interest rate (%)	1.79	1.79	1.23	1.15	1.52	1.52	1.52	2.03	1.44
Volatility (%)	27.4%	27.4%	29.8%	30.6%	39.0%	39.0%	39.0%	45.0%	45.0%
Fair market value ($ CDN)	1.60$ USD	1.88$ USD	2.84$ USD	1.06	1.84	1.85	1.85	1.63	0.37
Exchange rate	-	-	-	1.1932	1.1149	1.0814	1.0895	1.0297	1.0224
Fair market value ($ USD)	1.60	1.88	2.84	0.89	1.65	1.71	1.70	1.58	0.36

(11)	Represents the awards earned during the year under the Short-Term Annual Incentive Program.

(12)

The amounts shown represent amounts paid to Mr. Borgen, Ms. Bullen and Mr. Noonan pursuant to their separation agreements, the monthly car allowance for Mr. Silver, and the professional association fees for Mr. Tafler.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets forth information regarding outstanding awards held by the named executive officers as of February 3, 2018. All outstanding stock options and restricted stock units were adjusted to reflect the May 12, 2015 stock split of 1.6-for-1 on the Common Shares.

	Option Awards					Share Awards
							Number of	Market value
		Number of	Number of				shares	of shares
		securities	securities				or units of	or units of
		underlying	underlying				stock	stock
		unexercised	unexercised	Option	Option		that	that
		options -	options -	exercise	expiration		have not	have not
	Grant	exercisable(1)	unexercisable	price(2)	date(3)	Grant	vested(4)	vested(5)
Name	Date	(#)	(#)	($)		Date	(#)	($)
Joel Silver	2017-03-20	—	106,450	7.70	2024-03-20	2017-03-20	25,970	101,283
President and Chief
Executive Officer
Howard Tafler	2016-04-15	1,188	3,562	11.19	2023-04-15	2017-04-18	8,480	33,072
Chief Financial	2013-02-22	10,000	—	0.62	2020-02-22	2016-04-15	1,823	7,110
Officer		11,188	3,562			2015-03-31	3,600	14,040
							13,903	54,222
Luis Borgen	2017-04-18	55,530	—	6.55	2024-04-18
Former Chief Financial	2016-04-15	13,940	—	11.19	2023-04-15
Officer		69,470	—
Christine Bullen	2016-05-24	9,655	—	11.76	2018-10-26
Former Chief Operating Officer and
President of DAVIDsTEA (USA) Inc.
Edmund Noonan III	2016-04-15	2,253	—	11.19	2018-10-26
Former Head of Global Real Estate
and Store Development
Douglas Higginbotham	2016-04-15	1,090	3,270	11.19	2023-04-15	2017-04-18	7,750	30,225
Head of Supply Chain	2015-01-14	4,000	2,000	3.47	2022-01-14	2016-04-15	1,673	6,525
	2013-08-12	20,000	—	2.69	2020-08-12	2015-03-31	3,200	12,480
		25,090	5,270				12,623	49,230

Notes:

(1)

Unless earlier terminated, forfeited, relinquished or expired, the options will vest as to ¼th of the Shares on each of the first four anniversaries of the grant date and the option becoming vested as to 100% of the Shares on the final vesting date. Shares subject to the option will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(2)

For option awards granted after the IPO, the exercise price is equal to the closing price of our common stock on the NASDAQ Global Market on the day the award was granted. For option awards granted prior to the IPO, the exercise price was determined by our Board based on an independent third party valuation and was denominated in Canadian dollars. As our shares are currently traded only on the NASDAQ in USD, the exercise prices of the pre-IPO awards have been converted to U.S. dollars based on the U.S. dollar/Canadian dollar exchange rate in effect as of February 2, 2018, the last business day of Fiscal 2017 of C$1 = US$1.2393. The actual exchange rate in effect at the time of exercise for options granted with a Canadian dollar exercise price will be used to convert the option exercise price to U.S. dollars.

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

(5)

The market value is calculated by multiplying the closing price of the Shares on the NASDAQ Global Market on February 2, 2018, being the last business day of the fiscal year, which closing price was US$3.90 per Share, by the number of restricted stock units that had not vested as of such date.

Value vested or earned during the year

The following table sets forth information regarding option-based awards and share-based awards that vested in the fiscal year ended February 3, 2018 for the Named Executive Officers.

			Non-equity
			incentive
	Option-based	Share-based	plan
	awards -	awards -	compensation
	Value vested	Value vested	Value earned
	during the	during the	during the
	year(1)	year(2)	year
Name	(US$)	($)	($)
Joel Silver	─	─	─
Howard Tafler	61,787	16,754	─
Luis Borgen	5,768	256,682	─
Christine Bullen	—	99,303	─
Edmund Noonan III	6,722	85,178	─
Douglas Higginbotham	31,284	15,001	─

Notes:

(1)

The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. As the Shares are traded only on the NASDAQ in US dollars, the exercise prices of the pre-IPO awards have been converted to USD based on the noon buying rate of the U.S. Federal Reserve Bank of New York on February 2, 2018, the last business day of this fiscal year, being $1.2393. For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based in part on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the Shares on the actual date of exercise.

(2)	The value is calculated by multiplying the number of RSUs vested by the closing Share price on the NASDAQ on the vesting date.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Number of
		Number of	Weighted	securities available
		securities to be	average	for future issuance
		issued upon	exercise price	under equity
		exercise of	of	compensation plans
		outstanding	outstanding	(excluding
		options, warrants	options, warrants	securities reflected
		and rights(2)	and rights(3)(4)	in column (a))
		(#)	($USD)	(#)
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan(1)	222,996	3.20	—
	2015 Omnibus Equity Incentive Plan	669,173	11.13	770,827
Equity compensation plans not approved by security holders	N/A	—	—	—
Total		892,169		770,827

(1)

Since the adoption of the 2015 Omnibus Plan in connection with the IPO, no awards have been or will be made under the Equity Plan. Outstanding options previously granted under the Equity Plan remain subject to the terms of the Equity Plan.

(2)	Reflects outstanding stock options and restricted stock units.
(3)	Restricted stock units have no exercise price and, therefore, the weighted average price does not take these awards into account.
(4)	The weighted average exercise price of outstanding options have been converted from CAD to USD at an exchange rate of 1.2393.

Termination and change in control benefits

The Named Executive Officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment pursuant to the employment agreement between the executive and the Company.

Mr. Joel Silver

In March 2017, the Company entered into an employment agreement with Mr. Silver, the President and CEO of the Company. Pursuant to his employment agreement, if Mr. Silver’s employment is terminated by the Company without cause, he will be entitled to a severance equivalent to 12 months of base salary plus an amount equal to the performance bonus awarded to the Executive in the fiscal year immediately preceding the year in which the termination of the Executive’s employment occurs. The value of such salary continuance was estimated at $400,000 had termination of employment happened on February 2, 2018. Should the Executive not commence Alternate Employment before the expiry of the First Severance Pay Period, the Corporation shall continue payment of the Executive's Base Salary on a monthly basis less applicable statutory deductions, for a period of twelve (12) additional months commencing on the expiry the Severance Pay Period up until the first to occur of the following: i) the date the Executive commences Alternate Employment; or ii) the last day of the twelve (12) month period following the expiry of the First Severance Pay Period. There is no specific change in control provision agreed upon between the Company and Mr. Silver in his employment agreement.

Mr. Howard Tafler

In August 2017, the Company entered into an employment agreement with Mr. Tafler, the Chief Financial Officer of the Company. Pursuant to his employment agreement, if Mr. Tafler’s employment is terminated by the Company without cause, he will be entitled to a severance equivalent to 12 months of base salary and a pro rata portion of his annual cash performance bonus for the year in which the termination occurs paid at expected actual payout level. The value of such salary continuance was estimated at $265,000 had termination of employment happened on February 2, 2018. There is no specific change in control provision agreed upon between the Company and Mr. Tafler in his employment agreement.

Mr. Luis Borgen

On December 7, 2016, the Company entered into an agreement which modified, in part, Mr. Luis Borgen’s existing equity and employment agreements with the Company.  The agreement provided for a term of employment until July 31, 2017. As per this agreement, Mr. Borgen was entitled to receive on July 31, 2017 the severance benefits under his existing employment agreement, as well as acceleration of all his unvested options and unvested restricted stock units. Mr. Borgen received $639,653 which includes (a) twelve months’ Base Salary (i.e., $359,000USD), (b) an amount equal to the average annual cash performance bonus paid to the Executive for the two fiscal years ending in each of 2014 and 2015, which is $208,353USD, and (c) an amount determined by multiplying the Executive’s target annual cash performance bonus for fiscal year 2017, which is 40% of his Base Salary which is $71,800USD. Also on July 31, 2017, outstanding equity awards held by Mr. Borgen became fully vested, and exercisable or payable.

Ms. Christine Bullen

Ms. Bullen’s employment with the Company was terminated on October 26, 2017 and she was entitled to a severance payment of $372,317USD which included (a) an amount of $255,000USD which equal to nine months of Base Salary, (b) an amount of $102,000USD which was determined by multiplying her target annual cash performance bonus for fiscal year 2017 by a fraction, the numerator of which is the number of days worked in fiscal 2017 and the denominator of which is 365, and (c) an amount equal to nine months’ coverage under COBRA.

Mr. Edmund Noonan III

Mr. Noonan’s employment with the Company was terminated on October 26, 2017. Pursuant to his employment agreement, he was entitled to a severance payment of $144,850, an amount equivalent to 6 months of base salary and a pro rata portion of his annual cash bonus for the year.

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

Director Compensation

Compensation of Directors

In connection with the Company’s listing on the NASDAQ, the Board adopted a non-employee director compensation policy. On February 15, 2017, the Board approved amendments that came into effect on June 8, 2017. The policy is designed to enable the Company to attract and retain highly qualified non-employee directors. Under the policy effective during the year ended February 3, 2018, all non-employee directors received the cash and equity compensation set forth below.

Effective from January 29, 2017 until June 8, 2017

Board Chair
Annual retainer	C$100,000
Annual target equity grant	US$85,000
Board member
Annual retainer	C$50,000
Annual target equity grant	US$85,000
Board meeting fees	C$1,000 (C$500 for teleconference) payable only after the fourth Board meeting in a year
Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	C$1,000 (C$500 for teleconference)

Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	C$1,000 ($500 for teleconference)

Corporate Governance and Nominating Committee meeting fees	C$1,000 ($500 for teleconference)

Effective since June 8, 2017

Board Chair
Annual retainer	C$100,000
Annual target equity grant	15,000 RSUs or DSUs, at the option of the Director
Board member
Annual retainer	C$50,000
Annual target equity grant	7,500 RSUs or DSUs, at the option of the Director
Board meeting fees	C$500 for teleconference meetings only and payable after the fourth Board meeting in a year
Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	None

Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	None

Corporate Governance and Nominating Committee Chair
Additional annual retainer	C$10,000 minimum
Corporate Governance and Nominating Committee meeting fees	None

Special Committee Chair(1)
Monthly retainer	C$7,800
Special Committee member
Monthly retainer	C$3,900 (US$3,000 for US Directors)

Notes:

(1)	On February 26, 2018, the Board formed a Special Committee of independent directors for the purpose of reviewing strategic alternatives on behalf of the Company.

Under our non‑employee director compensation policy in effect on February 3, 2018, annual retainers and meeting fees are paid in quarterly cash payments. Equity grants generally will be made in the form of restricted stock units or deferred share units granted under the 2015 Omnibus Plan and will generally vest in full on the first anniversary of the grant date. Equity awards under the non‑employee director compensation policy will be made at a date following the Company’s annual Meeting of Shareholders.

The following table sets forth information concerning the compensation earned by our non‑employee directors during the fiscal year ending February 3, 2018. Mr. Silver received no additional compensation for services as director and, consequently, is not included in this table. The compensation received by Mr. Silver as our President and Chief  Executive Officer can be found in the Summary Compensation Table above.

Director Compensation Table

The following table sets forth information concerning all amounts of compensation provided to the directors of the Company who are not members of the management of the Company for the fiscal year ended February 3, 2018.

					Change in
					pension
					value and
				Non-equity	non-qualified
	Fees earned			incentive	deferred	All
	or paid	Stock	Option	compensation	compensation	other
Name	in cash(12)	awards(13)	awards	plan	earnings	compensation	Total
	($)	($)	($)	($)	($)	($)	($)
Emilia Di Raddo(1)	42,363	46,500	─	─	─	─	88,863
Tom Folliard(2)	26,224	—	─	─	─	─	26,224
Tyler Gage(3)	30,374	46,500	─	─	─	─	76,874
Michael J Mardy(4)	57,694	46,500	─	─	─	─	104,194
David W. McCreight(5)	45,590	46,500	─	─	─	─	92,090
Gary O'Connor(6)	31,527	46,500	─	─	─	─	31,527
Lorenzo Salvaggio(7)	39,140	37,500	─	─	─	─	76,640
Herschel Segal(8)	43,976	46,500	─	─	─	─	90,476
Sarah Segal(9)	27,833	46,500	─	─	─	─	74,333
Kathleen C. Tierney(10)	60,115	46,500	─	─	─	─	106,615
Maurice Tousson(11)	211,006	178,019	─	─	─	─	389,025

Notes:

(1)	Ms. Di Raddo ceased to be a member of the HRCC effective June 7, 2017. She was a member of the Corporate Governance and Nominating Committee effective September 7, 2017 until March 22, 2018.
(2)

Mr. Folliard was not nominated for re-election and ceased to be a director of the Board effective June 8, 2017 and a member of the HRCC and the Governance and Nominating Committee effective June 7, 2017.

(3)

Mr. Gage was elected as a director of the Board on June 8, 2017. He was appointed a member of the Governance and Nominating committee effective September 7, 2017 and a member of the Audit Committee effective February 20, 2018.

(4)

Mr. Mardy is a director of the Board and Chair of the Audit Committee. He was appointed  a member of the Governance and Nominating committee effective September 7, 2017 and a member of the HRCC effective April 18, 2018.

(5)

Mr. McCreight ceased to be a member of the Corporate Governance and Nominating Committee effective June 7, 2017. He ceased to be a director of the Board and a member of the HRCC and Audit Committee effective February 20, 2018.

(6)	Mr. O’Connor was elected as a director of the Board on June 8, 2017. He was also appointed a member of the Audit Committee and Chair of the Governance and Nominating committee effective June 8, 2017.
(7)	Mr. Salvaggio ceased to be a director of the Board and a member of the HRCC effective March 5, 2018.
(8)	Mr. Segal ceased to be a member of the Corporate Governance and Nominating Committee effective June 7, 2017. He ceased to be a director of the Board effective March 5, 2018.
(9)	Ms. Segal ceased to be a member of the Corporate Governance and Nominating Committee effective June 6, 2017. She ceased to be a director of the Board effective September 7, 2017.
(10)	Ms. Tierney was appointed a member of the Corporate Governance and Nominating Committee effective March 28, 2018.
(11)

Mr. Tousson was elected as a director of the Board on June 9, 2016 and was then appointed Chairman, as well as a member of the HRCC and Audit committee, effective June 9, 2016. He ceased to be a member of the Audit Committee effective June 7, 2017. The fees and share-based awards for Mr. Tousson include special fees and equity grants approved by the Board in acknowledgement of Mr. Tousson’s additional responsibilities in his role as Chairman of the Board mainly with regards to the transition period related to the departure of the Former President and CEO, Mr. Toutant, and the appointment of the new President and CEO, Mr. Joel Silver.

(12)

Director fees were paid in cash in Canadian dollars except for Ms. Tierney and Messrs. Folliard, Gage, Mardy and McCreight, who are all US residents. Their respective compensation was converted to U.S. dollars at the time of payment.

(13)

Stock awards are made based on the closing price of the shares on the NASDAQ on the grant date which price is in US dollars. For the Board members receiving their compensation in Canadian dollars, the fair market value of stock awards was converted to Canadian dollars using the noon exchange rate from the U.S. Federal Reserve Bank of New York of on such date.

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial or leased aircraft.

Outstanding option-based awards for directors

In fiscal years prior to fiscal 2017, some of the Company’s directors were granted options to buy Common Shares in exchange for their service on the Board of Directors. As of the end of the fiscal year ended February 3, 2018, these options are still outstanding and presented in the table below.

Option-based Awards(1)
Number of
	securities			Value of
	underlying	Option	Option	unexercised
	unexercised	exercise	expiration	in-the-money
Name	options	price(2)	date(3)	options(4)
	(#)	(C$)		(US$)
Emilia Di Raddo	48,635	3.33	2021-03-03	58,994
David W. McCreight	49,761	4.31	2021-12-02	21,161

Notes:

(1)	Mmes. Tierney and Segal, Messrs. Gage, O’Connor, Mardy, Salvaggio, Segal, and Tousson have not been granted stock options and therefore are not represented in this table.
(2)	The exercise price is denominated in Canadian dollars as the options were awarded prior to the IPO. Upon exercise of the options, the exercise price will be converted to USD.
(3)	All stock options have a seven-year (7) term and generally vest in 36 monthly installments.
(4)

The aggregate dollar value of the in the-money unexercised options is the positive difference between the exercise price and the closing price of the Shares on the NASDAQ on February 2, 2018, the last business day of the fiscal year, which closing price was $3.90USD per Share. Actual gains, if any, on exercise day will depend on the value of the Shares on the date of exercise. There is no guarantee that gains will be realized.

Value vested or earned during the year for directors

The following table sets forth information regarding option-based awards and share-based awards the vesting in the fiscal year ended February 3, 2018 for our directors.

			Non-equity incentive
	Option-based awards -	Share-based awards -	plan compensation -
	Value vested during	Value vested during	Value earned during
Name	the year(1)(2)	the year	the year
	(US$)	($)	($)
Emilia Di Raddo	10,839	22,289	─
Tom Folliard	10,839	22,289	─
Michael J. Mardy	─	22,289	─
David W. McCreight	33,583	22,289	─
Lorenzo Salvaggio	─	44,219	─
Herschel Segal	─	22,289	─
Sarah Segal	─	22,289	─
Kathleen C. Tierney	─	22,289	─
Maurice Tousson	─	141,277	─

Notes:

(1)	Mmes. Tierney and Sarah Segal and well as Messrs. Gage, Mardy, O’Connor, Salvaggio, Herschel Segal and Tousson have not been granted stock options.
(2)

The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. As the Shares are traded only on the NASDAQ in US dollars, the exercise prices of the pre-IPO awards have been converted to USD based on the noon buying rate of the U.S. Federal Reserve Bank of New York on February 2, 2018, the last business day of this fiscal year, being $1.2393.  For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based in part on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the Shares on the actual date of exercise.

Indebtedness of Directors and Officers

As of April 12, 2018, no executive officer, director, proposed nominee for election as a director or employee, former or present, of the Company was indebted to the Company including in respect of indebtedness to others where the indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement provided by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of April 12, 2018, the number of common shares beneficially owned by each director, director nominee and executive officer named in the Summary Compensation Table in Item 11 and all directors, director nominees and executive officers as a group.

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of April 12, 2018 by:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares;
•	each of our directors and director nominees;
•	each of our named executive officers;
•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 25,897,837 common shares outstanding as of April 12, 2018.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of April 12, 2018 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of April 12, 2018,  8,016,234 shares were owned by 4 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is AST Trust Company, Montréal.

	Shares Beneficially Owned
	as at April 12, 2018
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	11,910,833	46.0%
Porchlight Equity Management, LLC	3,304,306	12.8%
TDM Asset Management PTY Ltd.	3,162,520	12.2%
Edgepoint Investment Group	2,984,352	11.5%

Named Executive Officers and Directors:
Joel Silver(2)	33,105	*
Howard Tafler(3)	22,026	*
Douglas Higginbotham(4)	28,675	*
Maurice Tousson(5)	10,909	*
Emilia Di Raddo(6)	50,158	*
Michael J. Mardy(7)	4,595	*
Kathleen C. Tierney(8)	3,595	*
Gary O'Connor	—	—
Tyler Gage	—	—
All executive officers and directors as a group(9)	153,063	*

Notes:

    *represents less than 1%.

(1)

Rainy Day Investments Ltd. (“Rainy Day”) is a company controlled by Herschel Segal, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount Royal, Québec, Canada, H4P 1N1.

(2)	Consists of 6,493 RSUs and options to purchase 26,613 common shares held by Mr. Silver.
(3)	Consists of 6,923 common shares owned by Mr. Tafler, as well as 2,728 RSUs and options to purchase 12,375 common shares held by Mr. Tafler.
(4)	Consists of 2,495 RSUs and options to purchase 26,180 common shares held by Mr. Higginbotham.
(5)	Consists of 10,909 common shares owned by Mr. Tousson.
(6)	Consists of 1,523 common shares owned by Ms. Di Raddo and options to purchase 48,635 common shares held by Ms. Di Raddo.
(7)	Consists of 4,595 common shares owned by Mr. Mardy.
(8)	Consists of 3,595 common shares owned by Ms. Tierney.
(9)	Includes RUSs vesting and options to purchase common shares exercisable within 60 days of April 12, 2018.

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

Finally, at times when we are eligible to use a shelf registration statement on Form S-3 or Form F-3, holders of registrable securities may demand that we file a Form S-3, F-3 or S-10 registration statement with respect to any or a portion of such holder’s registrable securities having an anticipated aggregate offering price, net of all underwriting discounts, selling commissions, share transfer taxes and certain other expenses, of at least $1 million. Upon receiving notice of such a demand, we must notify all other holders to permit them to exercise piggyback registration rights with respect to such demand.

Director Independence

Five of our seven directors that make up our board of directors are considered independent under Canadian securities laws and the NASDAQ rules. Under these rules, Maurice Tousson, the chairman of our Board of Directors, as well as Tyler Gage, Gary O’Connor, Kathleen C. Tierney and Michael J. Mardy are considered independent, whereas Emilia Di Raddo and Joel Silver are not considered to be independent as a result of their respective relationships with the Company or their relationships with other non‑independent members of our board of directors. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors the independent members of the Board of Directors frequently meet in the absence of members of management and the non-independent directors. An in camera session is now scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended February 3, 2018 and January 28, 2017 by EY:

	For the year ended
	February 3,	January 28,
	2018	2017
	$	$

Audit fees (1)	478,000	385,250
Audit-related fees (2)	15,000	40,000
Tax fees (3)	73,845	19,366
All other fees (4)	—	—
	566,845	444,616

Notes:

(1)

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in our quarterly reports, consultation concerning financial reporting and accounting standards, translation services, and services provided in connection with statutory and regulatory filings or engagements, including consent procedures in connection with public filings.

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

(4)	All other fees consist of fees for all other professional services and products rendered by EY.

All fees paid and payable by the Company to EY in Fiscal 2017 and Fiscal 2016 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chairperson of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of February 3, 2018 and January 28, 2017:
Consolidated Balance Sheets
For the years ended February 3, 2018, January 28, 2017 and January 30, 2016:
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference (File No. 333-203219, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
10.1	Credit Facility Letter from HSBC Bank Canada to DAVIDsTEA Inc. and DAVIDsTEA (USA) Inc., dated August 19, 2013, as amended	F-1	4/2/2015	10.1
10.2	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.4	Form of Nonstatutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.5	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.6	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.7	Amended and Restated Employment Agreement between DAVIDsTEA (USA) Inc. and Luis Borgen, dated March 30, 2015	F-1	4/2/2015	10.19
10.8	Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated February 24, 2014	F-1	4/2/2015	10.37
10.9	Amendment to the Amended and Restated Investors' Rights Agreement among DAVIDsTEA Inc. and the Investors named therein, dated December 15, 2014	F-1	4/2/2015	10.38
10.10	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.41
10.11	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.12	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.13	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.14	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.15	Month to Month Tenancy Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2011	F-1	4/2/2015	10.46
10.16	License Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 18, 2008	F-1	4/2/2015	10.47
10.17	License Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 3, 2013	F-1	4/2/2015	10.48
10.18	Agreement of Sublease by and between Le Chateau Inc. and DAVIDsTEA Inc., dated April 26, 2012	F-1	4/2/2015	10.49
10.19	Storage Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated May 28, 2012	F-1	4/2/2015	10.50
10.20	Storage Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2014	F-1	4/2/2015	10.51
10.21	Short-Term Incentive Plan	F-1	4/2/2015	10.52
10.22	Credit Agreement by and between DAVIDsTEA Inc., Bank of Montreal and BMO Capital Markets, dated April 24, 2015	F-1/A	5/18/2015	10.56
10.23	Amendment Agreement regarding Luis Borgen Employment Agreement, dated December 7, 2016	8-K	12/8/2016	10.1
10.24	First Memorandum of Agreement between DAVIDsTEA (USA) Inc. and Christine Bullen, dated January 31, 2017	10-K	4/13/2017	10.40
10.25	Employment Agreement by and between DAVIDsTEA Inc. and Joel Silver, dated March 13, 2017	8-K	3/13/2017	10.1
10.26	Memorandum of Agreement between DAVIDsTEA Inc. and Christine Bullen, dated May 29, 2017	8-K	6/2/2017	10.1

Incorporated by Reference (File No. 333-203219, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
10.27	Executive Employment Agreement between DAVIDsTEA Inc. and Howard Tafler, dated September 7, 2017	10-Q	9/7/2017	10.1
21.1	Subsidiaries of DAVIDsTEA Inc.		4/19/2018	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm		4/19/2018	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/19/2018	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		4/19/2018	Filed herewith
32.1

Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.

			4/19/2018	Filed herewith
32.2

Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.

			4/19/2018	Filed herewith
101.INS	101.INS XBRL Instance		4/19/2018	Filed herewith
101.SCH	101.SCH XBRL Taxonomy Extension Schema		4/19/2018	Filed herewith
101.CAL	101.CAL XBRL Taxonomy Extension Calculation		4/19/2018	Filed herewith
101.LAB	101.LAB XBRL Taxonomy Extension Labels		4/19/2018	Filed herewith
101.PRE	101.PRE XBRL Taxonomy Extension Presentation		4/19/2018	Filed herewith
101.DEF	101.DEF XBRL Taxonomy Extension Definition		4/19/2018	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: April 19, 2018	Name:	Joel Silver
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Maurice Tousson	Chairman of the Board of Directors
Name: Maurice Tousson

/s/ Joel Silver	President, Chief Executive Officer and Director (principal executive officer)
Name: Joel Silver

/s/ Howard Tafler	Chief Financial Officer (principal financial officer and principal accounting officer)
Name: Howard Tafler

/s/ Michael J. Mardy	Director
Name: Michael J. Mardy

/s/ Kathleen C. Tierney	Director
Name: Kathleen C. Tierney

/s/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/s/ Gary O’Connor	Director
Name: Gary O’Connor

/s/ Tyler Gage	Director
Name: Tyler Gage

Date:   April 19, 2018