Form 10-Q
period 2018-05-05
DAVIDsTEA Inc.
filed 2018-06-13
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 5, 2018.

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

Large accelerated filer ☐	Accelerated filer ☒	Emerging growth company ☒

Non-accelerated filer ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of June  11, 2018,  25,935,377 common shares of the registrant were outstanding.

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

On June 8, 2018, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.2956.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		May 5,	February 3,
		2018	2018
		$	$

ASSETS
Current
Cash		53,868	63,484
Accounts and other receivables		3,697	3,131
Inventories	[Note 5]	25,795	24,450
Income tax receivable		4,287	2,968
Prepaid expenses and deposits		9,076	7,712
Derivative financial instruments	[Note 14]	917	—
Total current assets		97,640	101,745
Property and equipment		35,939	36,558
Intangible assets		5,843	4,439
Deferred income tax assets	[Note 9]	3,881	5,194
Total assets		143,303	147,936
LIABILITIES AND EQUITY
Current
Trade and other payables		12,363	14,392
Deferred revenue		4,727	5,186
Current portion of provisions	[Note 6]	3,016	4,693
Derivative financial instruments	[Note 14]	—	229
Total current liabilities		20,106	24,500
Deferred rent and lease inducements		8,567	8,608
Provisions	[Note 6]	13,842	13,460
Total liabilities		42,515	46,568
Equity
Share capital	[Note 8]	111,949	111,692
Contributed surplus		2,355	2,642
Deficit		(15,789)	(14,721)
Accumulated other comprehensive income		2,273	1,755
Total equity		100,788	101,368
		143,303	147,936

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		May 5,	April 29,
		2018	2017
		$	$

Sales	[Note 13]	45,786	48,669
Cost of sales		23,094	24,487
Gross profit		22,692	24,182
Selling, general and administration expenses	[Note 10]	24,396	24,153
Results from operating activities		(1,704)	29
Finance costs		79	131
Finance income		(237)	(136)
Income (loss) before income taxes		(1,546)	34
Provision for income tax (recovery)		(344)	396
Net loss		(1,202)	(362)
Other comprehensive income (loss)
Items to be reclassified subsequently to income (loss):
Cumulative translation adjustment		(321)	722
Items not to be reclassified subsequently to income (loss):
Unrealized net gain on forward exchange contracts	[Note 14]	707	1,200
Realized net (gain) loss on forward exchange contracts reclassified to inventory		438	(453)
Provision for income tax on forward exchange contracts		(306)	(199)
Other comprehensive income, net of tax		518	1,270
Total comprehensive income (loss)		(684)	908
Net loss per share:
Basic	[Note 11]	(0.05)	(0.01)
Fully diluted	[Note 11]	(0.05)	(0.01)
Weighted average number of shares outstanding
— basic	[Note 11]	25,893,327	25,402,543
— fully diluted	[Note 11]	25,893,327	25,402,543

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 5,	April 29,
	2018	2017
	$	$
OPERATING ACTIVITIES
Net loss	(1,202)	(362)
Items not affecting cash:
Depreciation of property and equipment	1,686	2,064
Amortization of intangible assets	182	282
Loss on disposal of property and equipment	—	6
Deferred rent	(137)	3
Recovery for onerous contracts	(176)	(886)
Stock-based compensation expense	295	574
Amortization of financing fees	20	20
Accretion on provisions	59	112
Deferred income taxes	956	1,000
	1,683	2,813
Net change in other non-cash working capital balances related to operations	(8,789)	(9,474)
Cash flows related to operating activities	(7,106)	(6,661)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	—	815
Cash flows related to financing activities	—	815
INVESTING ACTIVITIES
Additions to property and equipment	(928)	(1,821)
Additions to intangible assets	(1,582)	(425)
Cash flows related to investing activities	(2,510)	(2,246)
Decrease in cash during the period	(9,616)	(8,092)
Cash, beginning of period	63,484	64,440
Cash, end of period	53,868	56,348
Supplemental Information
Cash paid for:
Interest	—	—
Income taxes (classified as operating activity)	—	496
Cash received for:
Interest	233	160
Income taxes (classified as operating activity)	—	—

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the three months ended April 29, 2017	—	—	(362)	—	—	—	(362)
Other comprehensive income	—	—	—	548	722	1,270	1,270
Total comprehensive income (loss)	—	—	(362)	548	722	1,270	908
Issuance of common shares	1,468	(653)	—	—	—	—	815
Common shares issued on vesting of restricted stock units	268	(554)	14	—	—	—	(272)
Stock-based compensation expense	—	574	—	—	—	—	574
Balance, April 29, 2017	265,564	8,200	(142,746)	881	3,576	4,457	135,475

Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the three months ended May 5, 2018	—	—	(1,202)	—	—	—	(1,202)
Other comprehensive income (loss)	—	—	—	839	(321)	518	518
Total comprehensive income (loss)	—	—	(1,202)	839	(321)	518	(684)
Common shares issued on vesting of restricted stock units	257	(593)	134	—	—	—	(202)
Stock-based compensation expense	—	295	—	—	—	—	295
Income tax impact associated with stock options	—	11	—	—	—	—	11
Balance, May 5, 2018	111,949	2,355	(15,789)	672	1,601	2,273	100,788

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended May 5, 2018 and April 29, 2017 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended May 5, 2018 were authorized for issue in accordance with a resolution of the Board of Directors on June 13, 2018.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 3, 2018, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 3, 2018.

3. CHANGES IN ACCOUNTING POLICIES

During the three-month period ended May 5, 2018, the Company adopted IFRS 9, “Financial Instruments” (“IFRS 9”). IFRS 9 replaces IAS 39 Financial Instruments: Recognition and Measurement for annual periods beginning on or after 1 January 2018, bringing together all three aspects of the accounting for financial instruments: classification and measurement; impairment; and hedge accounting.

With the exception of hedge accounting, which the Company applied prospectively, the Company has applied IFRS 9 retrospectively, with the initial application date of February 4, 2018.

Overall, there was not a material impact on the Company’s consolidated financial statements.

a)

Classification and measurement. The Company did not identify any material impact on its consolidated financial statements in applying the classification and measurement requirements of IFRS 9. The following table presents the carrying amount of financial assets held by the Company at February 3, 2018 and their measurement category under IAS 39 and the new model under IFRS 9.

	February 3, 2018		February 3, 2018
	IAS 39		IFRS 9
	Measurement	Carrying	Measurement	Carrying
	category	Value	category	Value
		$		$
Cash	FVTPL	63,484	FVTPL	63,484
Credit card cash clearing receivables	Amortized cost	1,291	Amortized cost	1,291
Other receivables	Amortized cost	1,840	Amortized cost	1,840
Derivative financial instruments	FVTPL	229	FVTPL	229

There has been no significant impact caused by the new classification of financial assets under IFRS 9. The classification of all financial liabilities as financial liabilities at amortized cost remains unchanged as well as their measurement resulting from their classification.

b)

Impairment. IFRS 9 requires the Company to record expected credit losses on all of its debt securities, loans and trade receivables, either on a 12-month or lifetime basis. The Company applied the simplified approach and records lifetime expected losses on all trade receivables. The Company performed a detailed analysis that considered all reasonable and supportable information, including forward-looking elements to determine the extent of the impact. The Company’s IFRS 9 expected credit loss model did not have a material impact on its consolidated financial statements.

c)

Hedge accounting. The Company believes that all existing hedge relationships that are currently designated in effective hedging relationships still qualify for hedge accounting under IFRS 9. As IFRS 9 does not change the general principles of how an entity accounts for effective hedges, the adoption of IFRS 9 did not have a material impact on the Company’s hedge accounting.

During the three-month period ended May 5, 2018, the Company adopted IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”). IFRS 15 replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and is effective for annual periods beginning on or after January 1, 2018. The implementation of IFRS 15 impacts the allocation of revenue that is deferred in relation to its customer loyalty award programs. Prior to adoption, revenue was allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The change in allocation of revenue that is deferred in relation to its customer loyalty program does not have a material impact on retained earnings as at February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

During the three-month period ended May 5, 2018, the Company adopted IFRIC 22, “Foreign Currency Transactions and Advance Consideration” (“IFRIC 22”). In December 2016, the IASB issued IFRIC 22, which addresses how to determine the date of the transaction for the purpose of determining the exchange rate to use on initial recognition of the related asset, expense or income (or part of it) and on the derecognition of a non-monetary asset or non-monetary liability arising from the payment or receipt of advance consideration in a foreign currency. IFRIC 22 is effective for annual periods beginning on or after January 1, 2018. There was no material impact on the Company’s consolidated financial statements.

Information on significant new accounting standards and amendments issued but not yet adopted is described below.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019 with early application permitted. The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 3, 2018.

5. INVENTORIES

	May 5,	February 3,
	2018	2018
	$	$
Finished goods	23,388	17,600
Goods in transit	1,362	4,608
Packaging	1,045	2,242
	25,795	24,450

6. PROVISIONS

For the
three months ended
May 5,
2018
$
Opening balance	18,153
Utilization	(1,340)
Reversals	(176)
Settlements	(439)
Accretion expense	59
Cumulative translation adjustment	601
Ending balance	16,858
Less: Current portion	(3,016)
Long-term portion of provisions	13,842

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

7. REVOLVING FACILITY

On June 11, 2018, the Company amended its existing Credit Agreement with BMO (“Amended Credit Agreement”). The Amended Credit Agreement provides for a two-year revolving facility (“Amended Revolving Facility”) in the principal amount of $15.0 million or the equivalent in U.S. dollars, repayable at any time, two years from June 11, 2018, with no accordion feature. Borrowings under the Amended Revolving Facility may not exceed the lesser of the total commitment for the New Revolving Facility and the borrowing base, calculated as 75% of the face value of all eligible receivables plus 50% of the estimated value of all eligible inventory, less any priority payables.

The Amended Credit Agreement subjects the Company to certain financial covenants entered into between the Company and BMO. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1:00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15.0 million. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate and LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility. Prior to the amendment of the credit agreement on June 11, 2018, the Company was in breach of one of its financial covenants as at May 5, 2018, which also constituted an event of default under the derivative contracts.

The credit facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at May 5, 2018 and February 3, 2018, the Company did not have any borrowings on the Revolving Facility.

8. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	May 5,	February 3,
	2018	2018
	$	$
25,915,157 Common shares [February 3, 2018 - 25,885,372 shares]	111,949	111,692
	111,949	111,692

During the three-month period ended May 5, 2018, no stock options were exercised for common shares [April 29, 2017 —  217,000 stock options for cash proceeds of $815]. During the three-month period ended April 29, 2017, the carrying value of common shares included $653, which corresponds to a reduction in contributed surplus associated to options exercised during the period.

In addition, during the three-month period ended May 5, 2018, 29,785 common shares [April 29, 2017 – 28,105 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $257, net of tax [April 29, 2017 —  $268] and a reduction in contributed surplus of $593 [April 29, 2017 —  $554].

Stock-based compensation

As at May 5, 2018, 402,532 common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three-month period ended May 5, 2018. For the three-month period ended April 29, 2017, the weighted average fair value of options granted of $2.39 was estimated using the Black Scholes option pricing model, using the following assumptions:

	For the three months ended
	April 29,
	2017
Risk-free interest rate	1.79%
Expected volatility	27.4%
Expected option life	4.0	years
Expected dividend yield	0%
Exercise price	$9.76

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the three-month period is presented below.

	For the three months ended
	May 5,		April 29,
	2018		2017
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	447,779	7.18	933,195	5.63
Issued	—	—	161,980	9.76
Exercised	—	—	(217,000)	3.76
Forfeitures	(55,342)	5.34	(30,040)	7.64
Outstanding, end of period	392,437	7.44	848,135	6.83
Exercisable, end of period	260,604	6.01	491,165	4.96

No stock options were exercised during the three-month period ended May 5, 2018. For the three-month period ended April 29, 2017, the weighted average share price at the date of exercise for stock options exercised was $9.47.

A summary of the status of the Company’s RSU plan and changes during the three-month period is presented below.

	For the three months ended
	May 5,		April 29,
	2018		2017
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	289,416	9.70	252,233	12.42
Granted	416,450	4.35	204,437	8.96
Forfeitures	(10,880)	(9.49)	(18,548)	9.79
Vested	(29,785)	(8.61)	(28,105)	10.05
Vested, withheld for tax	(31,694)	(8.58)	(30,119)	10.09
Outstanding, end of period	633,507	6.29	379,898	6.53
(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended May 5, 2018, the Company recognized a stock-based compensation expense of $295 [April 29, 2017 — $574].

9. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	May 5,		April 29,
	2018		2017
	%	$	%	$
Income tax recovery — statutory rate	26.9	(416)	26.5	9
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(4.6)	71	364.7	124
Other	(0.1)	1	773.5	263
Income tax provision (recovery) — effective tax rate	22.2	(344)	1,164.7	396

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended
	May 5,	April 29,
	2018	2017
	$	$
Income tax provision (recovery)
Current	(1,300)	(604)
Deferred	956	1,000
	(344)	396

10. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	May 5,	April 29,
	2018	2017
	$	$
Wages, salaries and employee benefits	16,480	16,221
Depreciation of property and equipment	1,686	2,064
Amortization of intangible assets	182	282
Loss on disposal of property and equipment	—	6
Utilization for onerous contracts	(1,340)	(529)
Recovery for onerous contracts	(176)	(886)
Stock-based compensation	295	574
Other selling, general and administration	7,269	6,421
	24,396	24,153

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended
	May 5,	April 29,
	2018	2017
	$	$
Net loss for basic EPS	(1,202)	(362)

Weighted average number of shares outstanding — basic and fully diluted	25,893,327	25,402,543

As a result of the net loss during the three-month period ended May 5, 2018 and April 29, 2017, the stock options and restricted stock units disclosed in Note 8 are anti-dilutive.

12. RELATED PARTY DISCLOSURES

There have been no significant changes in related party transactions from those disclosed in the Company’s audited annual consolidated financial statements for the year ended February 3, 2018.

During the three-month period ended May 5, 2018, the Company purchased merchandise from a company controlled by one of its executive employees amounting to $64 [April 29, 2017 — nil].

13. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resources allocation and assesses performance at the country level, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the three months ended
	May 5,	April 29,
	2018	2017
	$	$
Tea	33,230	33,873
Tea accessories	8,714	10,509
Food and beverages	3,842	4,287
	45,786	48,669

Property and equipment and intangible assets by country are as follows:

	May 5,	February 3,
	2018	2018
	$	$
Canada	37,917	37,234
US	3,865	3,763
Total	41,782	40,997

During the fourth quarter of fiscal 2017, the Company changed the measure of profit used by the CODM in measuring performance. Management believes that the new measure, being results from operating activities before corporate expenses by country, excluding intercompany profit, is the most relevant in evaluating results. The Company has retroactively revised the results by segment for the three-month period ended April 29, 2017. Results from operating activities before corporate expenses per country are as follows:

	For the three months ended
	May 5, 2018
	Canada	US	Consolidated
	$	$	$
Sales	36,532	9,254	45,786
Cost of sales	17,816	5,278	23,094
Gross profit	18,716	3,976	22,692
Selling, general and administration expenses (allocated)	13,384	4,158	17,542
Impact of onerous contracts	(192)	(1,324)	(1,516)
Results from operating activities before corporate expenses	5,524	1,142	6,666
Selling, general and administration expenses (non-allocated)			8,370
Results from operating activities			(1,704)
Finance costs			79
Finance income			(237)
Loss before income taxes			(1,546)

	For the three months ended
	April 29, 2017
	Canada	US	Consolidated
	$	$	$
Sales	39,952	8,717	48,669
Cost of sales	19,317	5,170	24,487
Gross profit	20,635	3,547	24,182
Selling, general and administration expenses (allocated)	12,609	4,293	16,902
Impact of onerous contracts	(27)	(1,388)	(1,415)
Results from operating activities before corporate expenses	8,053	642	8,695
Selling, general and administration expenses (non-allocated)			8,666
Results from operating activities			29
Finance costs			131
Finance income			(136)
Income before income taxes			34

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $76.

The Company’s foreign exchange exposure is as follows:

	May 5,	February 3,
	2018	2018
	US$	US$
Cash	2,714	5,686
Accounts receivable	1,243	882
Accounts payable	2,440	2,555

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IFRS 9. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three-month period ended May 5, 2018. As at May 5, 2018, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at May 5, 2018 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2221	15,200	18,575	June 2018 to September 2018	917

The nominal and contract values of foreign exchange contracts outstanding as at April 29, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3098	22,100	28,947	May 2017 to October 2017	1,200

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (Note 7). As at May 5, 2018, the Company did not have any borrowings on the Revolving Facility.

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

As at May 5, 2018, the Company had $53,868 in cash. In addition, as outlined in Note 7, the Company has a Revolving Facility of $15,000, of which nil was drawn as at May 5, 2018.

The Company expects to finance its growth in store base, its store renovations and infrastructure investments through cash flows from operations, the Revolving Facility (Note 7) and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

Credit risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable and derivative financial instruments. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. The terms of foreign currency forward contracts included in derivative financial instruments have been negotiated to match the terms of the forecasted inventory purchase transactions. Both contractual parties have fully cash-collateralized the foreign currency forward contracts, and therefore, effectively eliminated any credit risk associated with the contracts (both the counterparty’s and the Company’s own credit risk).

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9 and as disclosed in Note 3 “Changes in Accounting Policies” in these unaudited condensed interim consolidated financial statements for the three-month period ended May 5, 2018.  The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy.

The Company enters into its foreign currency forward contracts with financial institutions with investment grade credit ratings. Foreign currency forward contracts are valued using valuation techniques with market observable inputs. The most frequently applied valuation techniques include forward pricing, using present value calculations. The models incorporate various inputs including the credit quality of counterparties, foreign exchange spot and forward rates, yield curves of the respective currencies, currency basis spreads between the respective currencies, interest rate curves and forward rate curves of the underlying commodity. All foreign currency forward contracts are fully cash collateralized, thereby mitigating both the counterparty and the Company’s non-performance risk.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three-month periods ended May 5, 2018 and April 29, 2017.

15. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein include statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, our turnaround strategy, our store renovation plans, expansion into new sales channels, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to the risks described under the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements speak only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2018”  are to the Company’s fiscal year ending February 2, 2019. All references to “Fiscal 2017 ” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2016 ” are to the Company’s fiscal year ended January 28, 2017.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended February 3, 2018 covers a 53-week fiscal period. The years ending February 2, 2019 and January 28, 2017 cover a 52-week period.

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 240 company-operated DAVIDsTEA stores as of May 5, 2018, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Factors affecting our performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, including those discussed below and in the “Risk Factors” section of this  Quarterly Report on Form 10-Q.

•

E-Commerce. There has been a decline in foot traffic at many of the malls in which our stores are located.  We believe this is primarily as a result of consumers’ shift toward online shopping. We have aimed to capitalize on consumer’s shift from brick and mortar stores to e-commerce by making a significant investment in our e-commerce website, which is a core part of DAVIDsTEA’s plans to grow online sales. This has begun to show results, with double digit growth in our e-commerce sales in both the fourth quarter of Fiscal 2017 and the first quarter of Fiscal 2018. We also anticipate that our e-commerce platform will enable us to start selling on Amazon before fall 2018. These initiatives will require significant investment, and if we are unable to implement them in a timely fashion, and grow them at a pace to offset the decline in retail traffic we believe is caused by increased online shopping, our operating results may suffer.

•

Store philosophy.  We are focused on improving the productivity of existing stores and evaluating the closure of non-performing stores. In Fiscal 2017, we looked critically at the performance of our stores, including their locations and the lease terms, resulting in an impairment charge of $15.1 million. We expect to continue critical management of our store portfolio in order to maximize our stores’ performance in an effort to reverse the trend of negative comparables that has emerged at some of our locations. In addition, in 2018, we expect to renovate up to five of our stores to be similar to our DAVIDsTEA 2.0, hybrid concept. These stores enable customers to “self-explore” and buy pre-packaged teas, helping accelerate service levels and reduce wait times. Elements of these concept stores will become key components of our future store renovation program. Impairments, closures and renovations will have a significant cash and non-cash impact on our financial results, and, if our efforts are unsuccessful, our operating results may suffer.

•

Distribution and merchandise. We are in the process of exploring ways in which our customers can interact with our product beyond our stores and e-commerce, including opportunities to expand wholesale distribution from HRI (Hotel, Restaurant and Institution) to other channels including grocery and wholesale. We are also in the process of re-focusing our product mix to focus on our loose-leaf tea and to streamline our offering of tea accessories and kits. We believe that our product mix of accessories and kits have not resonated with our customers resulting in a negative impact to sales. Our management team has been proactively right-sizing the merchandise mix in order to provide our consumers with the teas and products that they have historically loved. These efforts are preliminary and, once fully adopted, may not impact our revenue, preliminarily or at all.

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

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products. Recently, for example, there has been a decline in customer traffic at many malls in which our stores are located. This reduction in foot traffic, has had an impact on our sales at such stores.

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

Non-Comparable Sales.  Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and wholesale sales channel, which includes sales to groceries, hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended
	May 5,	April 29,
	2018	2017
	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$45,786	$48,669
Cost of sales	23,094	24,487
Gross profit	22,692	24,182
Selling, general and administration expenses	24,396	24,153
Results from operating activities	(1,704)	29
Finance costs	79	131
Finance income	(237)	(136)
Income (loss) before income taxes	(1,546)	34
Provision for income tax (recovery)	(344)	396
Net loss	$(1,202)	$(362)
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	50.4%	50.3%
Gross profit	49.6%	49.7%
Selling, general and administration expenses	53.3%	49.6%
Results from operating activities	(3.7%)	0.1%
Finance costs	0.2%	0.3%
Finance income	(0.5%)	(0.3%)
Loss before income taxes	(3.4%)	0.1%
Provision for income tax (recovery)	(0.8%)	0.8%
Net loss	(2.6%)	(0.7%)
Other financial and operations data:
Adjusted EBITDA (1)	$(400)	$1,543
Adjusted EBITDA as a percentage of sales	(0.9%)	3.2%
Number of stores at end of period	240	232
Comparable sales growth (decline) for period (2)	(7.0%)	(5.7%)

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended
	May 5,	April 29,
(in thousands)	2018	2017
Selling, general and administration expenses	24,396	24,153
Impact of onerous contracts (a)	1,516	1,415
Strategic review and proxy contest (b)	(794)	—
Adjusted selling, general and administration expenses	$25,118	$25,568

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended
	May 5,	April 29,
(in thousands)	2018	2017
Results from operating activities	(1,704)	29
Impact of onerous contracts (a)	(1,516)	(1,415)
Strategic review and proxy contest (b)	794	—
Adjusted results from operating activities	$(2,426)	$(1,386)

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

 Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended
	May 5,	April 29,
(in thousands)	2018	2017
Net loss	$(1,202)	$(362)
Finance costs	79	131
Finance income	(237)	(136)
Depreciation and amortization	1,868	2,346
Loss on disposal of property and equipment	—	6
Provision for income tax (recovery)	(344)	396
EBITDA	$164	$2,381
Additional adjustments:
Stock-based compensation expense (a)	295	574
Impact of onerous contracts (b)	(1,516)	(1,415)
Deferred rent (c)	(137)	3
Strategic review and proxy contest (d)	794	—
Adjusted EBITDA	$(400)	$1,543

(a)	Represents non-cash stock-based compensation expense.
(b)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(c)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Three Months Ended May 5, 2018 to Three Months Ended April 29, 2017

Sales.  Sales for the three months ended May 5, 2018 decreased 6.0%, or $2.9 million, to $45.8 million from $48.7 million for the three months ended April 29, 2017, comprising a $3.1 million decrease in comparable sales and a $0.2 million increase in non-comparable sales. Comparable sales decreased by 7.0% and non-comparable sales increased primarily due to an additional 8 net new stores opened as at three months ended May 5, 2018 as compared to three months ended April 29, 2017. Comparable sales decreased as we continued to face a challenging overall consumer retail environment, with a decrease in mall traffic. We also faced challenges with our accessory and kits product assortment.

Gross Profit.  Gross profit decreased by 6.2%, or $1.5 million, to $22.7 million for the three months ended May 5, 2018 from $24.2 million for the three months ended April 29, 2017. Gross profit as a percentage of sales decreased slightly to 49.6% for the three months ended May 5, 2018, from 49.7% for the three months ended April 29, 2017. Gross profit as a percent of sales was stable with the prior year quarter as product margin increased, driven by less promotional activity and a shift in product sales mix, which was offset by a deleveraging of fixed costs due to negative comparable sales.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 0.8%, or $0.2 million, to $24.4 million in the three months ended May 5, 2018 from $24.2 million for the three months ended April 29, 2017. As a percentage of sales, selling, general and administration expenses increased to 53.3% for the three months ended May 5, 2018, as compared to 49.6% for the three months ended April 29, 2017. Excluding the impact of onerous contracts and costs related to the strategic review and proxy contest for the three months ended May 5, 2018 and April 29, 2017, selling, general and administration expenses decreased to $25.1 million in the three months ended May 5, 2018 from $25.6 million for the three months ended April 29, 2017 which included the impact of the legislated minimum wage increases. As a percentage of sales, selling, general and administration expenses excluding these one-time items increased to 54.8% from 52.6%, due to deleveraging of fixed costs due to the negative comparable sales this quarter.

Results from Operating Activities.  Results from operating activities decreased by $(1.7) million, to $(1.7) million in the three months ended May 5, 2018 from $0.0 million in the three months ended April 29, 2017. Excluding the impact of onerous contracts and the strategic review and proxy contest for the three months ended May 5, 2018 and April 29, 2017, results from operating activities decreased by $1.0 million, to $(2.4) million from $(1.4) million for the three months ended April 29, 2017.

Provision for Income Taxes (Recovery).    Recovery for income taxes increased by $0.7 million, to $0.3 million for the three months ended May 5, 2018 from a provision for income taxes of $0.4 million for the three months ended April 29, 2017.  The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 22.2% and 1164.7% for the three months ended May 5, 2018 and April 29, 2017, respectively. This decrease in the effective tax rate is due primarily to the high effective tax rate for the three months ended April 29, 2017, due to a high amount of non-deductible and other items relative to the low income before income taxes for the three-months ended April 29, 2017.

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

Liquidity and Capital Resources

As at May 5, 2018 we had $53.9 million of cash primarily held with major Canadian financial institutions. Our working capital was $77.5 million as of May 5, 2018,  compared to $77.2 million as at February 3, 2018.

Our primary sources of liquidity are cash on hand, cash flows from operations and borrowings under our revolving credit facility. Our primary cash needs are to support the increase in inventories as we expand the number of our stores, and for capital expenditures related to new stores,  store renovations and infrastructure investments.

Capital expenditures typically vary depending on the timing of new store openings, store renovations and infrastructure-related investments.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended
	May 5,	April 29,
	2018	2017
Cash flows provided by (used in):
Operating activities	$(7,106)	$(6,661)
Investing activities	(2,510)	(2,246)
Financing activities	—	815
Increase (decrease) in cash	$(9,616)	$(8,092)

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities decreased to $(7.1) million for the three months ended May 5, 2018 from $(6.7) million for the three months ended April 29, 2017.  The decrease in the cash flows used in operating activities was due primarily to lower results from operations.

Cash Flows Provided by (Used in) Investing Activities

Capital expenditures increased by $0.3 million, to $2.5 million for the three months ended May 5, 2018, from $2.2 million for the three months ended April 29, 2017.  This increase was primarily due to higher investments in e-commerce systems and infrastructure.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities were nil for the three months ended May 5, 2018, compared to $0.8 million for the three months ended April 29, 2017, as no stock options were exercised during the three months ended May 5, 2018.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”). As at May 5, 2018, we did not have any borrowings on the Revolving Facility.

The Amended Credit Agreement subjects the Company to certain financial covenants entered into between the Company and BMO. Without the prior written consent of BMO, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1:00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15.0 million. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate and LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility. Prior to the amendment of the credit agreement on June 11, 2018, the Company was in breach of one of its financial covenants as at May 5, 2018, which also constituted an event of default under the derivative contracts.

The credit facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at May 5, 2018 and February 3, 2018, the Company did not have any borrowings on the Revolving Facility

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended February 3, 2018, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under note 3 to our consolidated financial statements for the year ended February 3, 2018 included in our Annual Report on Form 10-K dated April 19, 2018. There have been no material changes to the critical accounting policies and estimates since February 3, 2018, other than as described below.

Recently Issued Accounting Standards

During the three month period ended May 5, 2018, we adopted the new accounting standards described below.

IFRS 9, “Financial Instruments” (“IFRS 9”), replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. With the exception of hedge accounting, which the we applied prospectively, we have applied IFRS 9 retrospectively, with the initial application date of February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”), replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and is effective for annual periods beginning on or after January 1, 2018. The implementation of IFRS 15 impacts the allocation of revenue that is deferred in relation to its customer loyalty award programs. Prior to adoption, revenue was allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The change in allocation of revenue that is deferred in relation to its customer loyalty program does not have a material impact on retained earnings as at February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

IFRIC 22, “Foreign Currency Transactions and Advance Consideration” (“IFRIC 22”). In December 2016, the IASB issued IFRIC 22, which addresses how to determine the date of the transaction for the purpose of determining the exchange rate to use on initial recognition of the related asset, expense or income (or part of it) and on the derecognition of a non-monetary asset or non-monetary liability arising from the payment or receipt of advance consideration in a foreign currency. IFRIC 22 is effective for annual periods beginning on or after January 1, 2018. There was no material impact on the Company’s consolidated financial statements.

Information on significant new accounting standards and amendments issued but not yet adopted is described below.

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019, with early application  permitted.  The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 19, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 5, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended May 5, 2018, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of any matters in which we are currently involved will have a material adverse effect on our financial position or on our results of operations.

On June 1, 2018 certain investment funds managed by Porchlight Equity Management LLC (the “Porchlight Funds”) filed an application for declaratory judgement in the superior court in the district of Montreal, Province of Quebec (the “action”) against our dissident shareholder, Herschel Segal, and Rainy Day. The Company was named as a mise en cause, also referred to as a third party defendant. The dispute relates to a 2013 settlement between the Porchlight Funds and Rainy Day, and alleges that, by launching the proxy contest in a bid to take over the Company’s board of directors, Mr. Segal and Rainy Day breached this agreement. The Company believes that the action will have no material impact on the Company’s business and operations.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q and in our other public disclosures. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition.

Risks Related to Our Business and Our Industry

We are in the process of implementing a shift in our business strategy, and our efforts may not result in a successful growth strategy or strategic alternatives.

Previously, we had relied on a retail-based growth strategy in Canada and the United States; however, we believe that centering our momentum around new store openings is less likely to be successful in the current retail environment. We believe there is merit in continuing a retail strategy in conjunction with an advanced e-commerce platform, enhanced marketing and merchandising, and expanded wholesale distribution and grocery strategy. We have not completed our transition to a new multi-channel strategy and have not set a timetable for the completion of the strategic review process. If we are not able to commit to a strategy on a timely basis, our operating results will likely be adversely affected.

In addition, our Board of Directors announced in December 2017 that it would be reviewing and considering strategic alternatives. These could include, but are not limited to, a potential financing, refinancing, restructuring, merger, acquisition, joint venture, divestiture or disposition of some or all of the Company’s assets outside of the ordinary course of business. There can be no assurance that this evaluation will result in a significant shift in our strategy. Our board has spent substantial time engaging with our significant shareholders following this announcement and as result of the proxy contest launched this spring. Our management team and other employees have been required to spend a significant additional amount of time addressing the proxy context and may spend additional time addressing potential strategic alternatives, which could mean that our normal operations receive less time and attention.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness are important to our business and potential future growth. We also believe that maintaining and enhancing our brand image is important to maintaining and expanding our customer base and retaining our employees. We have experienced a substantial amount of press this spring as a result of our public proxy fight. Some of this has been negative as the dissident shareholder has set about making his case to change our board of directors. If customers are concerned about the messaging directed to shareholders, this could have a negative impact on our brand image and, potentially, future operating results.

In addition, our ability to successfully integrate our strategy to expand into new channels or to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to continue to make substantial investments in areas such as merchandising, marketing, store operations, and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations if we experience negative publicity or other negative events that affect our image and reputation or as a result of communications by our shareholders. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or our shareholders. Failure to successfully market and maintain our brand image could harm our business, results of operations and financial condition.

The retail industry in the United States and Canada has changed rapidly. If we are unable to adapt our business to these changes successfully, our results of operations may suffer.

In recent years, the retail industry has experienced dramatic changes. Online retail shopping is rapidly growing as a percentage of overall retail sales, and we expect the consumer shift to the e-commerce market will intensify. We believe that this has had a corresponding negative effect on mall traffic, including in malls where certain of our retail stores are located. As a greater portion of consumer expenditures with retailers occurs online and through mobile commerce applications, failure to successfully integrate our physical retail stores with digital retail may result in financial difficulties, including store closures, impairments, bankruptcies or liquidations. This could, in turn, have a material adverse effect on our results of operations, financial condition and cash flows. Our future success will be determined, in part, on our ability to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies that will better service our customers. Although our e-commerce sales have grown over the past few fiscal quarters, if we fail to compete online, our businesses, market share, results of operations and financial condition will be materially and adversely affected. There can be no assurance as to the future effect of such changes in the retail industry on our business or financial condition, results of operations or liquidity.

Like many other retailers, we are experiencing negative comparable store sales. If we are unable to modify our retail-based strategy and continue to grow our e-commerce business, we expect that our results of operations will continue to be adversely affected.

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

The growth rate of our business has slowed significantly during the last several years. Any potential future initiatives to support the growth of our business can negatively affect our gross margins in the short term and may amplify fluctuations in our growth rate from quarter to quarter depending on the timing and extent of our realization of the costs and benefits of such initiatives. Some factors affecting our business are not within our control, including macroeconomic conditions and consumer behavior. Our business performance is also linked to the overall strength of consumer discretionary spending in markets in which we operate. Economic conditions affecting selected markets in which we operate can have an impact on the strength of our business in those local markets.

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

We currently offer approximately 135 varieties of teas and tea blends, including approximately75 new teas and tea blends each year, and a wide assortment of tea-related gifts, accessories and food. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted extensive customer market research in order to target our development, however, failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

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

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. During Fiscal 2017, we entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, these may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Specifically, changes to financial accounting standards will require operating leases to be recognized on our balance sheet. We have significant obligations relating to our current operating leases, as all our existing stores are subject to leases.

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

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual store operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the recoverable amount is compared to its carrying value. If the carrying value exceeds the recoverable amount, an impairment charge equal to the difference between the carrying value and recoverable amount is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. We have experienced significant impairment charges. If future impairment charges are significant, our reported operating results would be adversely affected.

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless remain committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, as our leases expire, we may fail to negotiate renewals on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Even if we are able to renew existing leases, the terms of such renewal may not be as attractive as the expiring lease, which could materially and adversely affect our results of operations. Of our current stores, two (2) store leases expire without an option to renew in Fiscal 2018 and two (2) store leases expire without an option to renew in Fiscal 2019. Our inabilities to enter into new leases, renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close could materially adversely affect us.

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

Risks Relating to Ownership of Our Common Shares

Our largest shareholder owns approximately 46% of our common shares, which may limit our minority shareholders’ ability to influence corporate matters.

Our largest shareholder, Rainy Day Investments, Ltd. (“Rainy Day”) owns approximately 46% of our common shares. Rainy Day may have the ability to influence the outcome of any corporate transaction or other matter submitted to shareholders for approval and the interests of Rainy Day may differ from the interests of our other shareholders.

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

Responding to actions by activist stockholders can be costly and time-consuming and may divert the attention of management and our employees. We have experienced this recently in responding to the actions by Rainy Day, who has nominated a dissident slate of directors for election at our shareholders’ meeting, to which our other significant shareholders have expressed disagreement . The review, consideration, and response to public announcements or criticism by any activist shareholder, or litigation initiated by such shareholders, requires the expenditure of significant time and resources by us. Such public disagreements, or a proxy contest for the election of directors at our annual meeting, could require us to incur significant legal fees and proxy solicitation expenses, may negatively affect our stock price, potentially result in litigation, and may have other material adverse effects on our business.

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

Our stock price may be volatile or may decline

Our common shares have traded as high as US$29.97 and as low as US$3.20 during the period from our IPO to June 8, 2018.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 4, 2018. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on August 4, 2018 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports on U.S. domestic issuer forms beginning at the end of this fiscal year and report our operating results in U.S. GAAP. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

DAVIDsTEA INC.

	By:	/s/ Joel Silver
Date: June 13, 2018	Name:	Joel Silver
	Title:	President and Chief Executive Officer