Form 10-Q
period 2018-08-04
DAVIDsTEA Inc.
filed 2018-09-13
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2018.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to

Commission file number 001-37404

DAVIDsTEA Inc.

(Exact name of registrant as specified in its charter)

Canada	98-1048842
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5430 Ferrier

Town of Mount-Royal, Québec, Canada, H4P 1M2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of September  10, 2018,  25,996,629 common shares of the registrant were outstanding.

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

On September 7, 2018, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = $1.3170.

Part I. FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		August 4,	February 3,
		2018	2018
		$	$

ASSETS
Current
Cash		39,623	63,484
Accounts and other receivables		3,201	3,131
Inventories	[Note 5]	33,680	24,450
Income tax receivable		5,869	2,968
Prepaid expenses and deposits		9,233	7,712
Derivative financial instruments	[Note 15]	425	—
Total current assets		92,031	101,745
Property and equipment	[Note 6]	32,422	36,558
Intangible assets		6,640	4,439
Deferred income tax assets	[Note 10]	6,287	5,194
Total assets		137,380	147,936
LIABILITIES AND EQUITY
Current
Trade and other payables		16,079	14,392
Deferred revenue		4,986	5,186
Current portion of provisions	[Note 7]	5,278	4,693
Derivative financial instruments	[Note 15]	—	229
Total current liabilities		26,343	24,500
Deferred rent and lease inducements		8,806	8,608
Provisions	[Note 7]	12,406	13,460
Total liabilities		47,555	46,568
Equity
Share capital	[Note 9]	112,481	111,692
Contributed surplus		1,160	2,642
Deficit		(25,639)	(14,721)
Accumulated other comprehensive income		1,823	1,755
Total equity		89,825	101,368
		137,380	147,936

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		August 4,	July 29,	August 4,	July 29,
		2018	2017	2018	2017
		$	$	$	$

Sales	[Note 14]	40,167	45,687	85,953	94,356
Cost of sales		22,824	25,482	45,918	49,969
Gross profit		17,343	20,205	40,035	44,387
Selling, general and administration expenses	[Note 11]	31,350	27,816	55,746	51,969
Results from operating activities		(14,007)	(7,611)	(15,711)	(7,582)
Finance costs		78	157	157	288
Finance income		(215)	(135)	(452)	(271)
Loss before income taxes		(13,870)	(7,633)	(15,416)	(7,599)
Recovery of income tax		(3,872)	(2,070)	(4,216)	(1,674)
Net loss		(9,998)	(5,563)	(11,200)	(5,925)
Other comprehensive income (loss)
Items to be reclassified subsequently to income (loss):
Cumulative translation adjustment		(90)	(1,614)	(411)	(892)
Items that may be reclassified subsequently to income (loss):
Unrealized net gain (loss) on forward exchange contracts	[Note 15]	87	(2,977)	794	(1,777)
Realized net (gain) loss on forward exchange contracts reclassified to inventory		(578)	(292)	(140)	(745)
Provision for income tax (recovery) on forward exchange contracts		131	867	(175)	668
Other comprehensive income (loss), net of tax		(450)	(4,016)	68	(2,746)
Total comprehensive loss		(10,448)	(9,579)	(11,132)	(8,671)
Net loss per share:
Basic	[Note 12]	(0.39)	(0.22)	(0.43)	(0.23)
Fully diluted	[Note 12]	(0.39)	(0.22)	(0.43)	(0.23)
Weighted average number of shares outstanding
— basic	[Note 12]	25,910,086	25,745,221	25,878,982	25,573,894
— fully diluted	[Note 12]	25,910,086	25,745,221	25,878,982	25,573,894

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(9,998)	(5,563)	(11,200)	(5,925)
Items not affecting cash:
Depreciation of property and equipment	1,722	2,114	3,408	4,178
Amortization of intangible assets	346	472	528	754
Loss on disposal of property and equipment	14	24	14	30
Impairment of property and equipment	2,560	2,313	2,560	2,313
Deferred rent	46	200	(91)	203
Provision (recovery) for onerous contracts	2,068	(641)	1,892	(1,527)
Stock-based compensation expense	(393)	802	(98)	1,376
Amortization of financing fees	20	20	40	40
Accretion on provisions	58	139	117	251
Deferred income taxes (recovery)	(2,302)	(570)	(1,346)	430
	(5,859)	(690)	(4,176)	2,123
Net change in other non-cash working capital balances related to operations	(6,579)	3,509	(15,368)	(5,965)
Cash flows related to operating activities	(12,438)	2,819	(19,544)	(3,842)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	74	791	74	1,606
Cash flows related to financing activities	74	791	74	1,606
INVESTING ACTIVITIES
Additions to property and equipment	(740)	(2,910)	(1,668)	(4,731)
Additions to intangible assets	(1,141)	(641)	(2,723)	(1,066)
Cash flows related to investing activities	(1,881)	(3,551)	(4,391)	(5,797)
Increase (decrease) in cash during the period	(14,245)	59	(23,861)	(8,033)
Cash, beginning of period	53,868	56,348	63,484	64,440
Cash, end of period	39,623	56,407	39,623	56,407
Supplemental Information
Cash paid for:
Income taxes (classified as operating activity)	2	216	2	712
Cash received for:
Interest	210	127	443	287
Income taxes (classified as operating activity)	—	26	—	26

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the six months ended July 29, 2017	—	—	(5,925)	—	—	—	(5,925)
Other comprehensive loss	—	—	—	(1,854)	(892)	(2,746)	(2,746)
Total comprehensive loss	—	—	(5,925)	(1,854)	(892)	(2,746)	(8,671)
Issuance of common shares	2,434	(828)	—	—	—	—	1,606
Common shares issued on vesting of restricted stock units	704	(1,219)	118	—	—	—	(397)
Stock-based compensation expense	—	1,376	—	—	—	—	1,376
Income tax impact associated with stock options	—	(82)	—	—	—	—	(82)
Reduction of stated capital	(155,947)	—	155,947	—	—	—	—
Balance, July 29, 2017	111,019	8,080	7,742	(1,521)	1,962	441	127,282

Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the six months ended August 4, 2018	—	—	(11,200)	—	—	—	(11,200)
Other comprehensive income (loss)	—	—	—	479	(411)	68	68
Total comprehensive income (loss)	—	—	(11,200)	479	(411)	68	(11,132)
Issuance of common shares	153	(79)	—	—	—	—	74
Common shares issued on vesting of restricted stock units	636	(1,305)	282	—	—	—	(387)
Stock-based compensation expense	—	(98)	—	—	—	—	(98)
Income tax impact associated with stock options	—	0	—	—	—	—	0
Balance, August 4, 2018	112,481	1,160	(25,639)	312	1,511	1,823	89,825

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended August 4, 2018 and July 29, 2017 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended August 4, 2018 were authorized for issue in accordance with a resolution of the Board of Directors on September 13, 2018.  The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

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

3. CHANGES IN ACCOUNTING POLICIES

As of February 4, 2018, the Company adopted IFRS 9, “Financial Instruments” (“IFRS 9”). IFRS 9 replaces IAS 39 Financial Instruments: Recognition and Measurement for annual periods beginning on or after January 1, 2018, bringing together all three aspects of the accounting for financial instruments: classification and measurement; impairment; and hedge accounting.

With the exception of hedge accounting, which the Company applied prospectively, the Company has applied IFRS 9 retrospectively, with the initial application date of February 4, 2018.

Overall, there was no material impact on the Company’s consolidated financial statements.

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

As of February 4, 2018, the Company adopted IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”). IFRS 15 replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and is effective for annual periods beginning on or after January 1, 2018. The implementation of IFRS 15 impacts the allocation of revenue that is deferred in relation to the Company’s customer loyalty award programs. Prior to adoption, revenue was allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The change in allocation of revenue that is deferred in relation to the Company’s customer loyalty program does not have a material impact on retained earnings as at February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

As of February 4, 2018, the Company adopted International Financial Reporting Interpretations (“IFRIC”) 22, “Foreign Currency Transactions and Advance Consideration” (“IFRIC 22”). In December 2016, the IASB issued IFRIC 22, which addresses how to determine the date of the transaction for the purpose of determining the exchange rate to use on initial recognition of the related asset, expense or income (or part of it) and on the derecognition of a non-monetary asset or non-monetary liability arising from the payment or receipt of advance consideration in a foreign currency. IFRIC 22 is effective for annual periods beginning on or after January 1, 2018. There was no material impact on the Company’s consolidated financial statements.

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

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. IFRIC 23 provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. IFRIC 23 is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. IFRIC 23 requires an entity to:

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

4. SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of condensed interim consolidated financial statements requires management to make estimates and assumptions using judgments that affect the application of accounting policies and the reported amounts of assets and liabilities, income and expense during the reporting period. Estimates and other judgments are continually evaluated and are based on management’s experience and other factors, including expectations about future events that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 3, 2018

5. INVENTORIES

	August 4,	February 3,
	2018	2018
	$	$
Finished goods	26,157	17,600
Goods in transit	3,620	4,608
Packaging	3,903	2,242
	33,680	24,450

6. PROPERTY AND EQUIPMENT

For the three and six months ended August 4, 2018, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and six months ended August 4, 2018, an impairment loss of $2,560 [July 29, 2017 — $3,179] related to store leasehold improvements, furniture and equipment, and computer hardware was recorded in the

Canada and U.S. segments for $2,371 and $189, respectively [July 29, 2017 — nil and $3,179, respectively]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of nil [July 29, 2017 — nil] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre-tax discount rate of 11.9% [July 29, 2017 — 13.4%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the three and six months ended August 4, 2018, no impairment losses were reversed [July 29, 2017 — $866 reversed in the U.S. segment, with value in use of $848]. Impairment losses are reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

7. PROVISIONS

For the
six months ended
August 4,
2018
$
Opening balance	18,153
Additions	2,151
Reversals	(259)
Utilization	(2,694)
Settlements	(658)
Accretion expense	117
Cumulative translation adjustment	874
Ending balance	17,684
Less: Current portion	(5,278)
Long-term portion of provisions	12,406

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

During the six-month period ended August 4, 2018, due to changes to assumptions, additions to the onerous provision were recorded in the amount of $2,151 [July 29, 2017 — $458], while the provision for other stores were partially or fully reversed by an amount of $259 [July 29, 2017 — $1,985].

8. REVOLVING FACILITY

On June 11, 2018, the Company amended its existing Credit Agreement (the “Amended Credit Agreement”) with the Bank of Montreal (“BMO”). The Amended Credit Agreement provides for a two-year revolving facility (“Amended Revolving Facility”) in the principal amount of $15.0 million or the equivalent in U.S. dollars, repayable at any time, two years from June 11, 2018, with no accordion feature. Borrowings under the Amended Revolving Facility may not exceed the lesser of the total commitment for the revolving facility and the borrowing base, calculated as 75% of the face value of all eligible receivables plus 50% of the estimated value of all eligible inventory, less any priority payables.

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

As at August 4, 2018 and February 3, 2018, the Company did not have any borrowings under the Amended Revolving Facility.

9. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	August 4,	February 3,
	2018	2018
	$	$
25,996,629 Common shares [February 3, 2018 - 25,885,372 shares]	112,481	111,692
	112,481	111,692

During the three and six-month periods ended August 4, 2018, 78,135 and 78,135 stock options, respectively, were exercised for 78,135 common shares for cash proceeds of $74 and $74, respectively, and 36,418 common shares for a non-cash settlement of $121 and $121, respectively [July 29, 2017 —  195,773 and 412,773 stock options, respectively, for cash proceeds of $791 and $1,606, respectively]. During the three and six-month periods ended August 4, 2018, the carrying value of common shares includes $79 and $79, respectively [July 29, 2017 —  $175 and $828, respectively], which corresponds to a reduction in contributed surplus associated with options exercised during the period.

In addition, during the three and six-month periods ended August 4, 2018, 39,752 and 69,540 common shares, respectively [July 29, 2017 – 27,896 and 56,001 common shares, respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $379 and $636, net of tax, respectively [July 29, 2017 – $436 and $704,  respectively] and a reduction in contributed surplus of $712 and $1,305, respectively [July 29, 2017 —  $665 and $1,219, respectively].

During the three and six-month periods ended July 29, 2017, the shareholders of the Company approved a resolution to reduce the stated capital maintained in respect of the common shares by an amount of $155,947, which resulted in a corresponding reduction of the deficit.

Stock-based compensation

As at August 4, 2018,  737,406 common shares remain available for issuance under the 2015 Omnibus Incentive Plan.

No stock options were granted during the six-month period ended August 4, 2018. For the six-month period ended July 29, 2017, the weighted average fair value of options granted of $2.39 was estimated using the Black Scholes option pricing model, using the following assumptions:

	July 29,
	2017
Risk-free interest rate	1.79%
Expected volatility	27.4%
Expected option life	4.0	years
Expected dividend yield	0%
Exercise price	$9.76

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the six-month period is presented below.

	For the six months ended
	August 4,		July 29,
	2018		2017
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	447,779	7.18	933,195	5.63
Issued	—	—	161,980	9.76
Exercised	(78,135)	3.02	(412,773)	3.89
Forfeitures	(189,979)	8.51	(78,500)	11.81
Outstanding, end of period	179,665	7.59	603,902	7.12
Exercisable, end of period	102,572	5.70	270,906	4.46

For the six-month period ended August 4, 2018, the weighted average share price at the date of exercise for stock options exercised was $4.66 [July 29, 2017 — $8.84].

A summary of the status of the Company’s RSU plan and changes during the six-month period is presented below.

	For the six months ended
	August 4,		July 29,
	2018		2017
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	289,416	9.70	252,233	12.42
Granted	476,450	3.10	279,437	8.79
Forfeitures	(244,296)	6.81	(26,369)	9.70
Vested	(69,540)	9.12	(56,001)	12.83
Vested, withheld for tax	(67,512)	8.97	(44,133)	11.82
Outstanding, end of period	384,518	5.30	405,167	10.10
(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended August 4, 2018, the Company recognized a net reversal of stock-based compensation of $393 and $98, respectively  [July 29, 2017 — stock-based compensation expense of $802 and $1,374, respectively].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	August 4,		July 29,		August 4,		July 29,
	2018		2017		2018		2017
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.9	(3,726)	26.5	(2,027)	26.9	(4,142)	26.5	(2,018)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	1.0	(140)	(2.9)	223	0.4	(69)	(4.5)	347
Other	—	(6)	3.5	(266)	—	(5)	(0.0)	(3)
Income tax provision (recovery) — effective tax rate	27.9	(3,872)	27.1	(2,070)	27.3	(4,216)	22.0	(1,674)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	$	$	$	$
Income tax provision (recovery)
Current	(1,570)	(1,500)	(2,870)	(2,104)
Deferred	(2,302)	(570)	(1,346)	430
	(3,872)	(2,070)	(4,216)	(1,674)

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	$	$	$	$
Wages, salaries and employee benefits	15,784	15,880	32,264	32,101
Depreciation of property and equipment	1,722	2,114	3,408	4,178
Amortization of intangible assets	346	472	528	754
Loss on disposal of property and equipment	14	24	14	30
Impairment of property and equipment	2,560	2,313	2,560	2,313
Provision (recovery) for onerous contracts	2,068	(641)	1,892	(1,527)
Utilization for onerous contracts	(1,354)	(719)	(2,694)	(1,248)
Stock-based compensation	(393)	802	(98)	1,376
Executive separation costs related to salary	717	812	717	812
Strategic review and proxy contest costs	2,717	—	3,511	—
Other selling, general and administration	7,169	6,759	13,644	13,180
	31,350	27,816	55,746	51,969

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

The following reflects the loss and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	$	$	$	$
Net loss for basic EPS	(9,998)	(5,563)	(11,200)	(5,925)

Weighted average number of shares outstanding — basic and fully diluted	25,910,086	25,745,221	25,878,982	25,573,894

As a result of the net loss during the three and six-month periods ended August 4, 2018, the stock options and restricted stock units disclosed in Note 9 are anti-dilutive.

13. RELATED PARTY DISCLOSURES

Other than the reimbursement of third-party costs described below incurred in connection with the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018, there have been no significant changes in related party transactions from those disclosed in the Company’s audited annual consolidated financial statements for the year ended February 3, 2018.

During the three and six months ended August 4, 2018, the Company purchased merchandise from a company controlled by one of its executive employees amounting to $33 and $97, respectively [July 29, 2017 — nil].

During the three and six months ended August 4, 2018, the Company reimbursed Rainy Day Investments Ltd. (“Rainy Day Investments”), a controlling shareholder,  $957 for third-party costs incurred by it in connection with the proxy contest, as approved by the independent members of the Board of Directors of the Company. This amount is  included in selling, general and administration expenses.

14. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resource allocation and assesses performance at the country level, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	$	$	$	$
Tea	27,589	29,987	60,819	63,860
Tea accessories	8,787	11,170	17,501	21,679
Food and beverages	3,791	4,530	7,633	8,817
	40,167	45,687	85,953	94,356

Property and equipment and intangible assets by country are as follows:

	August 4,	February 3,
	2018	2018
	$	$
Canada	35,397	37,234
US	3,665	3,763
Total	39,062	40,997

During the fourth quarter of Fiscal 2017, the Company changed the measure of profit used by the CODM in measuring performance. Management believes that the new measure, being results from operating activities before corporate expenses by country, excluding intercompany profit, is the most relevant in evaluating results. The Company has retroactively revised the results by segment for the three and six-month periods ended July 29, 2017. Results from operating activities before corporate expenses per country are as follows:

	For the three months ended			For the six months ended
	August 4, 2018			August 4, 2018
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	31,850	8,317	40,167	68,382	17,571	85,953
Cost of sales	17,724	5,100	22,824	35,540	10,378	45,918
Gross profit	14,126	3,217	17,343	32,842	7,193	40,035
Selling, general and administration expenses (allocated)	13,538	4,236	17,774	26,922	8,394	35,316
Impairment of property and equipment	2,371	189	2,560	2,371	189	2,560
Impact of onerous contracts	1,188	(474)	714	996	(1,798)	(802)
Results from operating activities before corporate expenses	(2,971)	(734)	(3,705)	2,553	408	2,961
Selling, general and administration expenses (non-allocated)			10,302			18,672
Results from operating activities			(14,007)			(15,711)
Finance costs			78			157
Finance income			(215)			(452)
Loss before income taxes			(13,870)			(15,416)

	For the three months ended			For the six months ended
	July 29, 2017			July 29, 2017
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	37,356	8,331	45,687	77,308	17,048	94,356
Cost of sales	20,254	5,228	25,482	39,571	10,398	49,969
Gross profit	17,102	3,103	20,205	37,737	6,650	44,387
Selling, general and administration expenses (allocated)	12,783	4,653	17,436	25,392	8,946	34,338
Impairment of property and equipment	—	2,313	2,313	—	2,313	2,313
Impact of onerous contracts	76	(1,436)	(1,360)	49	(2,824)	(2,775)
Results from operating activities before corporate expenses	4,243	(2,427)	1,816	12,296	(1,785)	10,511
Selling, general and administration expenses (non-allocated)			9,427			18,093
Results from operating activities			(7,611)			(7,582)
Finance costs			157			288
Finance income			(135)			(271)
Income before income taxes			(7,633)			(7,599)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $105.

The Company’s foreign exchange exposure is as follows:

	August 4,	February 3,
	2018	2018
	US$	US$
Cash	1,314	5,686
Accounts receivable	900	882
Accounts payable	4,318	2,555

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company has entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IFRS 9. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three and six-month periods ended August 4, 2018. As at August 4, 2018, the designated portion of these hedges was considered effective.

The nominal and contract values of foreign exchange contracts outstanding as at August 4, 2018 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2221	5,700	6,966	September 2018	425

The nominal and contract values of foreign exchange contracts outstanding as at July 29, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		loss
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.3098	16,900	22,136	July 2017 to October 2017	(1,136)
U.S. dollar	1.3050	14,700	19,183	November 2017 to April 2018	(932)
		31,600	41,319		(2,068)

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Amended Revolving Facility which bears interest at variable interest rates (Note 8). As at August 4, 2018, the Company did not have any borrowings under the Amended Revolving Facility.

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

As at August 4, 2018, the Company had $39,623 in cash.

The Company expects to finance its growth in store base, its store renovations and infrastructure investments through cash flows from operations and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

Credit risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable and derivative financial instruments. Accounts receivable primarily consist of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. The terms of foreign currency forward contracts included in derivative financial instruments have been negotiated to match the terms of the forecasted inventory purchase transactions. Both contractual parties have fully cash-collateralized the foreign currency forward contracts, and therefore, effectively eliminated any credit risk associated with the contracts (both the counterparty’s and the Company’s own credit risk).

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9 and as disclosed in Note 3 in these unaudited condensed interim consolidated financial statements for the three and six-month periods ended August 4, 2018.  The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three and six-month periods ended August 4, 2018, or the three and six-month periods ended July 29, 2017.

16. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current year.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein include statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, our turnaround strategy, our store renovation plans, expansion into new sales channels, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to, the risks described under the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements speak only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2019” are to the Company’s fiscal year ending February 1, 2020. All references to “Fiscal 2018”  are to the Company’s fiscal year ending February 2, 2019. All references to “Fiscal 2017 ” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2016 ” are to the Company’s fiscal year ended January 28, 2017.  All references to “Fiscal 2015” are to the Company’s fiscal year ended January 30, 2016.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended February 3, 2018 covers a 53-week fiscal period. The years ending February 2, 2019 and January 28, 2017 cover a 52-week period.

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 239 company-operated DAVIDsTEA stores as of August 4, 2018, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

How we assess our performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales.  Sales consist primarily of sales from our retail stores and e-commerce site. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarters because of lower customer traffic in our locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence, can affect purchases of our products. Recently, for example, there has been a decline in customer traffic at many malls in which our stores are located. This reduction in foot traffic has had an impact on our sales at such stores.

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

Measuring the change in period-over-period comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits to our stores and online;

•	the customer experience we provide in our stores and online;

•	the level of customer traffic near the locations in which we operate;

•	the number of customer transactions and average ticket in our stores and online;

•	the pricing of our tea, tea accessories, and food and beverages;

•	our ability to obtain and distribute product efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores in the vicinity of our stores.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure beginning on page 23 of this Quarterly Report on Form 10-Q.

Results from Operating Activities.  Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure beginning on page 24 of this Quarterly Report on Form 10-Q.

Finance Costs.  Finance costs consist of cash and imputed non-cash charges related to our credit, as well as the accretion expense on the provisions for onerous contracts.

Finance Income.  Finance income consists of interest income on cash balances.

Provision for Income Tax.  Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA.  We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, loss on disposal of property and equipment, impairment of property and equipment, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure beginning on page 24 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$40,167	$45,687	$85,953	$94,356
Cost of sales	22,824	25,482	45,918	49,969
Gross profit	17,343	20,205	40,035	44,387
Selling, general and administration expenses	31,350	27,816	55,746	51,969
Results from operating activities	(14,007)	(7,611)	(15,711)	(7,582)
Finance costs	78	157	157	288
Finance income	(215)	(135)	(452)	(271)
Loss before income taxes	(13,870)	(7,633)	(15,416)	(7,599)
Recovery of income tax	(3,872)	(2,070)	(4,216)	(1,674)
Net loss	$(9,998)	$(5,563)	$(11,200)	$(5,925)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.8%	55.8%	53.4%	53.0%
Gross profit	43.2%	44.2%	46.6%	47.0%
Selling, general and administration expenses	78.0%	60.9%	64.9%	55.1%
Results from operating activities	(34.8%)	(16.7%)	(18.3%)	(8.1%)
Finance costs	0.2%	0.3%	0.1%	0.3%
Finance income	(0.5%)	(0.3%)	(0.5%)	(0.3%)
Loss before income taxes	(34.5%)	(16.7%)	(17.9%)	(8.1%)
Recovery of income tax	(9.6%)	(4.5%)	(4.9%)	(1.8%)
Net loss	(24.9%)	(12.2%)	(13.0%)	(6.3%)
Other financial and operations data:
Adjusted EBITDA (1)	$(5,564)	$(2,234)	$(5,964)	$(691)
Adjusted EBITDA as a percentage of sales	(13.9%)	(4.9%)	(6.9%)	(0.7%)
Number of stores at end of period	239	236	239	236
Comparable sales decline for period (2)	(14.8%)	(0.9%)	(10.8%)	(3.4%)

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to period-over-period comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not a presentation made in accordance with IFRS, and the use of the terms Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA provide investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to our net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2018	2017	2018	2017
Selling, general and administration expenses	31,350	27,816	55,746	51,969
Executive separation costs (a)	(717)	(962)	(717)	(962)
Impairment of property and equipment (b)	(2,560)	(2,313)	(2,560)	(2,313)
Impact of onerous contracts (c)	(714)	1,360	802	2,775
Strategic review and proxy contest costs (d)	(2,717)	—	(3,511)	—
Adjusted selling, general and administration expenses	$24,642	$25,901	$49,760	$51,469

(a)

Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company. The three and six-month periods ended July 29, 2017 include $150 of stock-based compensation relating to the vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and six months ended August 4, 2018 include $4 and $389, respectively, related to the strategic review process, $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $1,845 and $2,254, respectively, for costs incurred in connection with the proxy contest, including $957 paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2018	2017	2018	2017
Results from operating activities	(14,007)	(7,611)	(15,711)	(7,582)
Executive separation costs (a)	717	962	717	962
Impairment of property and equipment (b)	2,560	2,313	2,560	2,313
Impact of onerous contracts (c)	714	(1,360)	(802)	(2,775)
Strategic review and proxy contest costs (d)	2,717	—	3,511	—
Adjusted results from operating activities	$(7,299)	$(5,696)	$(9,725)	$(7,082)

(a)

Executive separation costs related to salary represent mainly salary owed to the former executives as part of their separation of employment from the Company. The three and six-month periods ended July 29, 2017 include $150 of stock-based compensation relating to the vesting of equity awards pursuant to the separation agreement.

(b)	Represents costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and six months ended August 4, 2018 include $4 and $389, respectively, related to the strategic review process, $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $1,845 and $2,254, respectively, for costs incurred in connection with the proxy contest, including $957 paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

 Reconciliation of Adjusted EBITDA to our net income (loss)

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
(in thousands)	2018	2017	2018	2017
Net loss	$(9,998)	$(5,563)	$(11,200)	$(5,925)
Finance costs	78	157	157	288
Finance income	(215)	(135)	(452)	(271)
Depreciation and amortization	2,068	2,586	3,936	4,932
Loss on disposal of property and equipment	14	24	14	30
Recovery of income tax	(3,872)	(2,070)	(4,216)	(1,674)
EBITDA	$(11,925)	$(5,001)	$(11,761)	$(2,620)
Additional adjustments:
Stock-based compensation expense (reversal) (a)	(393)	802	(98)	1,376
Executive separation costs related to salary (b)	717	812	717	812
Impairment of property and equipment (c)	2,560	2,313	2,560	2,313
Impact of onerous contracts (d)	714	(1,360)	(802)	(2,775)
Deferred rent (e)	46	200	(91)	203
Strategic review and proxy contest costs (f)	2,717	—	3,511	—
Adjusted EBITDA	$(5,564)	$(2,234)	$(5,964)	$(691)

(a)	Represents non-cash net stock-based compensation expense (reversal).
(b)	Executive separation costs related to salary represent salary owed to former executives as part of their separation of employment from the Company.

(c)	Represents costs related to impairment of property and equipment for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which the Company’s annual rent expense has been above or below its cash rent payments.
(f)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and six months ended August 4, 2018 include $4 and $389, respectively, related to the strategic review process, $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $1,845 and $2,254, respectively, for costs incurred in connection with the proxy contest, including $957 paid to Rainy Day Investments, a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

Three Months Ended August 4, 2018 to Three Months Ended July 29, 2017

Sales.  Sales for the three months ended August 4, 2018 decreased 12.0%, or $5.5 million, to $40.2 million from $45.7 million for the three months ended July 29, 2017, comprising a $6.3 million decrease in comparable sales and a $0.8 million increase in non-comparable sales. Comparable sales decreased by 14.8% and non-comparable sales increased primarily due to an additional three net new stores opened during the three months ended August 4, 2018 as compared to the three months ended July 29, 2017.  Comparable sales decreased as the Company’s product offering did not resonate with customers, the Company was less promotional as it moved to reduce its dependency on discounting, and had less product available for its semi-annual sale, as the Company was in a better seasonal inventory position compared to the prior year quarter. The Company has revised its merchandising strategy, which was not reflected in its second quarter assortment.

Gross Profit.  Gross profit decreased by 14.4%, or $2.9 million, to $17.3 million for the three months ended August 4, 2018 from $20.2 million for the three months ended July 29, 2017. Gross profit as a percentage of sales decreased to 43.2%  for the three months ended August 4, 2018 from 44.2% for the three months ended July 29, 2017. Gross profit as a percent of sales was down from the prior year quarter as product margin increases, driven by less promotional activity and a shift in product sales mix, were offset by a deleveraging of fixed costs due to negative comparable sales.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 12.9%, or $3.6 million, to $31.4 million in the three months ended August 4, 2018 from $27.8 million for the three months ended July 29, 2017. As a percentage of sales, selling, general and administration expenses increased to 78.0% for the three months ended August 4, 2018 as compared to 60.9% for the three months ended July 29, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the three months ended August 4, 2018 and July 29, 2017, selling, general and administration expenses decreased to $24.6 million in the three months ended August 4, 2018 from $25.9 million for the three months ended July 29, 2017, due to lower stock-based compensation expense and depreciation and amortization expenses compared to the three months ended July 29, 2017.  As a percentage of sales, selling, general and administration expenses excluding these items increased to 61.2% from 56.7%, due to deleveraging of fixed costs as a result of the negative comparable sales this quarter.

Results from Operating Activities.  Results from operating activities decreased by $6.4 million, to $(14.0) million in the three months ended August 4, 2018 from $(7.6) million in the three months ended July 29, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and the strategic review and proxy contest for the three months ended August 4, 2018 and July 29, 2017, results from operating activities decreased by $1.6 million, to $(7.3) million from $(5.7) million, for the three months ended July 29, 2017.

Provision (Recovery) for Income Taxes.  Recovery for income taxes increased by $1.8 million, to $3.9 million for the three months ended August 4, 2018 from $2.1 million for the three months ended July 29, 2017. The increase in the recovery for income taxes was due primarily to lower results from operating activities. Our effective tax rates were 27.9% and 27.1% for the three months ended August 4, 2018 and July 29, 2017,  respectively. The effective tax rate increased slightly due to certain non-deductible and other items for the three-months ended August 4, 2018.

Six Months Ended August 4, 2018 Compared to Six Months Ended July 29, 2017

Sales.  Sales for the six months ended August 4, 2018 decreased 8.9%, or $8.4 million, to $86.0 million from $94.4 million for the six months ended July 29, 2017, comprising a $9.4 million decrease in comparable sales and a $1.0 million increase in non-comparable sales. Comparable sales decreased by 10.8% and non-comparable sales increased primarily due to an additional three net new stores opened during the six months ended August 4, 2018 as compared to July 29, 2017.  Comparable sales decreased as the Company’s product offering did not resonate with its customers, the Company was less promotional, as it moved to reduce its dependency on discounting, and the Company had less product available for its semi-annual sale, as the Company was in a better seasonal inventory position compared to the prior year quarter. The Company has revised its merchandising strategy, which was not reflected in the first and second quarter assortment.

Gross Profit.  Gross profit decreased by 9.9%, or $4.4 million, to $40.0 million for the six months ended August 4, 2018 from $44.4 million for the six months ended July 29, 2017. Gross profit as a percentage of sales decreased to 46.6% for the six months ended August 4, 2018 from 47.0% for the six months ended July 29,  2017. Gross profit as a percent of sales was down from the prior year period as product margin increases, driven by less promotional activity and a shift in product sales mix, were offset by a deleveraging of fixed costs due to negative comparable sales.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 7.1%, or $3.7 million, to $55.7 million in the six months ended August 4, 2018 from $52.0 million for the six months ended July 29, 2017. As a percentage of sales, selling, general and administration expenses increased to 64.9% for the six months ended August 4, 2018 as compared to 55.1% for the six months ended July 29, 2017. Excluding the impact of separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the six months ended August 4, 2018 and July 29, 2017, selling, general and administration expenses decreased to $49.8 million in the six months ended August 4, 2018 from $51.5 million for the six months ended July 29, 2017, primarily due to lower stock-based compensation expense and depreciation and amortization expenses compared to the six months ended July 29, 2017. As a percentage of sales, selling, general and administration expenses excluding the impact of these items increased to 57.9% from 54.6%, due to deleveraging of fixed costs as a result of the negative comparable sales this quarter.

Results from Operating Activities.  Results from operating activities decreased by $8.1 million, to $(15.7) million in the six months ended August 4, 2018 from $(7.6) million in the six months ended July 29, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the six months ended August 4, 2018 and July 29, 2017, results from operating activities decreased by $2.6 million, to $(9.7) million from $(7.1) million for the six months ended July 29, 2017.

Provision (Recovery) for Income Taxes.    Recovery for income taxes increased by $2.5 million, to a recovery of $4.2 million for the six months ended August 4, 2018 from a recovery of $1.7 million for the six months ended July 29, 2017. The increase in the recovery for income taxes was due primarily to lower results from operating activities.  The Company’s effective tax rates were 27.3% and 22.0% for the six months ended August 4, 2018 and July 29, 2017, respectively.  This increase in the effective tax rate is due to non-deductible expenses and other items that result in an income tax expense on a low income before taxes base for the six months ended July 29, 2017.

Liquidity and Capital Resources

As at August 4, 2018, the Company had $39.6 million of cash primarily held with major Canadian financial institutions. Working capital was $65.7 million as of August 4, 2018,  compared to $77.2 million as at February 3, 2018.

The Company’s primary sources of liquidity are cash on hand and cash flows from operations. The Company’s primary cash needs are to support the increase in inventories as it expands the number of its stores, and for capital expenditures related to new stores,  store renovations and infrastructure investments.

Capital expenditures typically vary depending on the timing of new store openings, store renovations and infrastructure-related investments.

The Company’s primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. The Company’s working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as the Company takes title to increasing quantities of inventory in anticipation of its peak selling season in the fourth fiscal quarter. The Company funded its capital expenditures and working capital requirements from cash on hand and net cash provided by its operating activities.

The Company believes that its cash position, net cash provided by its operating activities will be adequate to finance its planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the six months ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Cash flows provided by (used in):
Operating activities	$(12,438)	$2,819	$(19,544)	$(3,842)
Investing activities	(1,881)	(3,551)	(4,391)	(5,797)
Financing activities	74	791	74	1,606
Increase (decrease) in cash	$(14,245)	$59	$(23,861)	$(8,033)

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities decreased to $(12.4) million for the three months ended August 4, 2018 from $2.8 million for the three months ended July 29, 2017.  The decrease in the cash flows used in operating activities was due primarily to lower results from operations and to an increase in working capital attributed to prepaid rents, due to the timing of quarter end, and higher investments in inventory in comparison to the three months ended July 29, 2017. In Fiscal 2017, the Company generated cash from inventory as it had built up higher levels of inventory going into the year.

Net cash used in operating activities decreased to $(19.6)  million for the six months ended August 4, 2018 from $(3.8) million for the six months ended July 29, 2017. The decrease in the cash flows used in operating activities was due primarily to lower results from operations and to an increase in working capital attributed to prepaid rents, due to the timing of quarter end, and higher investments in inventory in comparison to the six months ended July 29, 2017. In Fiscal 2017, the Company generated cash from inventory as it had built up higher levels of inventory going into the year.

Cash Flows Provided by (Used in) Investing Activities

Capital expenditures decreased by $1.7 million, to $1.9 million for the three months ended August 4, 2018 from $3.6 million for the three months ended July 29, 2017.  The decrease was primarily due to a lower number of new store build-outs and store renovations.

Capital expenditures decreased by $1.4 million, to $4.4 million for the six months ended August 4, 2018 from $5.8 million for the six months ended July 29, 2017. The decrease was primarily due to a lower number of new store build-outs and store renovations.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities were $0.1 million for the three and six months ended August 4, 2018 due to proceeds from share issuances, compared to $0.8 million and $1.6 million, respectively, for the three and six months ended July 29, 2017.

Credit Facility with Bank of Montreal

The Company has an amended credit arrangement (the  “Amended Credit Agreement”) with the Bank of Montreal (“BMO”) which provides for a two-year revolving facility (“Amended Revolving Facility”). As at August 4, 2018,  the Company did not have any borrowings under its Amended Revolving Facility.

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

The Amended Credit Facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at August 4, 2018 and February 3, 2018, the Company did not have any borrowings under the Amended Revolving Facility

Off-Balance Sheet Arrangements

Other than operating lease obligations, the Company has no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to the Company’s contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended February 3, 2018, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of operating results and financial condition are based upon its financial statements. The preparation of financial statements requires the Company to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on the reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact the Company’s financial position, changes in financial position or results of operations. The Company’s significant accounting policies are discussed under note 3 to its consolidated financial statements for the year ended February 3, 2018 included in the Annual Report on Form 10-K filed with the SEC on April 19, 2018. There have been no material changes to the critical accounting policies and estimates since February 3, 2018, other than as described below.

Recently Issued Accounting Standards

As of February 4, 2018,  the Company adopted the new accounting standards described below.

IFRS 9, “Financial Instruments” (“IFRS 9”), replaces IAS 39, “Financial Instruments: Recognition and Measurement” and all previous versions of IFRS 9. IFRS 9 brings together all three aspects of the accounting for financial instruments project: classification and measurement, impairment and hedge accounting. With the exception of hedge accounting, which the Company applied prospectively, it has applied IFRS 9 retrospectively, with the initial application date of February 4, 2018. Overall, there was no material impact on the Company’s consolidated financial statements.

IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”), replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and is effective for annual periods beginning on or after January 1, 2018. The implementation of IFRS 15 impacts the allocation of revenue that is deferred in relation to the Company’s customer loyalty award programs. Prior to adoption, revenue was allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The change in allocation of revenue that is deferred in relation to the Company’s customer loyalty program does not have a material impact on retained earnings as at February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

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

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases”. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized in the statement of financial position. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019, with early application  permitted.  The Company has performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has not yet determined which transition method it will apply or whether it will use the optional exemptions or practical expedients under the standard. The Company expects to disclose additional detailed information, including its transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

IFRIC 23, “Uncertainty over Income Tax Treatments”, was issued by the IASB in June 2017. IFRIC 23 provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. IFRIC 23 is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. IFRIC 23 requires an entity to:

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of August 4, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of August 4, 2018,  the Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There has been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and six-month periods ended August 4, 2018, that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of any matters in which the Company is currently involved will have a material adverse effect its financial position or on its results of operations.

On June 1, 2018, certain investment funds managed by Porchlight Equity Management LLC (the “Porchlight Funds”) filed an Application for declaratory judgment in the Superior Court in the District of Montreal, Province of Québec (the “Initial Action”) against our controlling shareholder, Rainy Day Investments and Herschel Segal, who controls Rainy Day Investments. The Company and its directors were named as “mis en cause”, also referred to as an impleaded party. The Initial Action related to a 2013 settlement agreement between the Porchlight Funds and Rainy Day Investments, and alleged that by launching the proxy contest in a bid to take over the Company’s board of directors, Mr. Segal and Rainy Day Investments breached the settlement agreement. On July 20, 2018 date, the Initial Action was discontinued.

On July 24, 2018, the Porchlight Funds filed an “Application for declaratory judgment and for the issuance of orders for relief from oppression and to prohibit defendant Herschel Segal from holding the office of director and/or executive chairman and/or chief executive officer of [the Company]” in the Superior Court in the District of Montreal, Province of Québec against Rainy Day Investments and Herschel Segal (the “Second Action”). The Company and its directors were again named as impleaded parties. The allegations contained in the Second Action are similar to those contained in the Initial Action, with an additional allegation that Rainy Day Investments acted oppressively by abusively defeating the reasonable expectations of the Porchlight Funds as shareholders. The Company believes that the Second Action will not have a material impact on the Company’s business or operations.

Item 1A. Risk Factors

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q and in our other public disclosures. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment in the Company. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition.

Risks Related to Our Business and Our Industry

We are in the process of implementing a shift in our business strategy, and our efforts may not result in a successful growth strategy or strategic alternatives.

Previously, we had relied on a retail-based growth strategy in Canada and the United States; however, we believe that focusing our momentum around new store openings is less likely to be successful in the current retail environment. We believe there is merit in continuing a retail strategy in conjunction with an advanced e-commerce platform, enhanced marketing and merchandising, and expanded wholesale distribution and grocery strategy. We have not completed our transition to a new multi-channel strategy and have not set a timetable for doing so. If we are not able to commit to a strategy on a timely basis, our operating results will likely be adversely affected.

Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

We believe that our brand image and brand awareness are important to our business and potential future growth. We also believe that maintaining and enhancing our brand image is important to maintaining and expanding our customer base and retaining our employees. We have experienced a substantial amount of press as a result of our public proxy contest, some of which has been negative. If customers are concerned about the messaging directed to shareholders, this could have a negative impact on our brand image and, potentially, future operating results.

In addition, our ability to successfully integrate our strategy to expand into new channels or to maintain the strength and distinctiveness of our brand in our existing markets will be adversely impacted if we fail to connect with our target customers. Maintaining and enhancing our brand image may require us to continue to make substantial investments in areas such as merchandising, marketing, store operations, and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality, if we fail to comply with local laws and regulations, if we experience negative publicity or other negative events that affect our image and reputation or as a result of communications by our shareholders. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or our shareholders. Failure to successfully market and maintain our brand image could harm our business, results of operations and financial condition.

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

There has been a decline in foot traffic at many of the malls in which our stores are located.  We believe this is primarily as a result of consumers’ shift toward online shopping. We have aimed to capitalize on consumers’ shift from brick and mortar stores to e-commerce by making a significant investment in our e-commerce website, which is a core part of our plan to grow online sales. These initiatives will require significant investment, and if we are unable to implement them in a timely fashion, and grow them at a pace to offset the decline in retail traffic we believe is caused by increased online shopping, our operating results may suffer.

We may not be able to regain the levels of comparable sales that we have experienced historically. If our future comparable sales continue to decline our financial results will suffer. A variety of factors affect comparable sales including increasing consumer use of e-commerce, consumer tastes, competition, current economic conditions, pricing, competition, inflation and weather conditions. These factors may cause our comparable sales results to be materially lower than previous periods and our expectations, which could harm our results of operations and result in a decline in the price of our common shares.

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

Expanding our focus to e-commerce, potential new concept stores, and grocery alongside retail will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

We are focused on improving the productivity of existing stores and evaluating the closure of non-performing stores. In Fiscal 2017, we looked critically at the performance of our stores, including their locations and the lease terms, resulting in an impairment charge of $15.1 million. We expect to continue critical management of our store portfolio in order to maximize our stores’ performance in an effort to reverse the trend of negative comparables that has emerged at some of our locations. In addition, in 2018, we expect to renovate up to five of our stores to be similar to our DAVIDsTEA 2.0 hybrid concept. These stores enable customers to “self-explore” and buy pre-packaged teas, helping accelerate service levels and reduce wait times. Elements of these concept stores may become key components of our future store renovation program. Impairments, closures and renovations will have a significant cash and non-cash impact on our financial results, and, if our efforts are unsuccessful, our operating results may suffer.

We are in the process of exploring ways in which our customers can interact with our product beyond our stores and e-commerce, including opportunities to expand wholesale distribution from HRI (Hotel, Restaurant and Institution) to other channels including grocery and wholesale. We are also in the process of re-focusing our product mix to focus on our loose-leaf tea and to streamline our offering of tea accessories and kits. We believe that our product mix of accessories and kits has not resonated with our customers resulting in a negative impact to sales. Our management team has been proactively right-sizing the merchandise mix in order to provide our consumers with the teas and products that they have historically favored. These efforts are preliminary and, once fully adopted, may not impact our revenue, preliminarily or at all.

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

Continued decrease in customer traffic in the shopping malls or other locations in which our stores are located could cause our store-based sales to suffer.

Our stores are located in shopping malls, including lifestyle centers and outlets, and on street locations. Sales at these stores are derived, to a significant degree, from the volume of customer traffic in those locations and in the surrounding area. Our stores historically benefited from the ability of shopping malls and centers to generate customer traffic near our stores. Our sales volume and customer traffic may be adversely affected by, among other things:

•	continued shift of consumer shopping to e-commerce;
•	a decrease in popularity of shopping malls or centers in which a significant number of our stores are located;
•	the closing of a shopping mall’s or center’s “anchor” store or the stores of other key tenants;
•	economic downturns in Canada, the United States or regionally;
•	increases in fuel prices;
•	changes in consumer demographics; or
•	deterioration in the financial condition of shopping mall and center operators or developers that could, for example, limit their ability to maintain and improve their facilities.

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

Our success depends in part upon our ability to attract, train, assimilate and retain a sufficient number of employees, including Tea Guides, store managers, district managers and regional directors, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store personnel capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

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

We currently offer approximately 135 varieties of teas and tea blends, including approximately 75 new teas and tea blends each year, and a wide assortment of tea-related gifts, accessories and food. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted market research in order to target our development, however, failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea, tea accessories and food and beverages, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with high‑quality teas, tea accessories and food and beverages. Concerns regarding the safety of our teas, tea accessories and food and beverages or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, tea accessories or food and beverages, even if the basis for the concern has been addressed beyond our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving teas, tea accessories and food and beverages sold at our stores, could discourage consumers from buying our teas, tea accessories and food and beverages and have an adverse effect on our brand, reputation and operating results.

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

Any loss of confidence on the part of our customers in the safety and quality of our teas, tea accessories or food and beverages would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of quality teas, tea accessories and food and beverages and could significantly reduce our brand value. Issues regarding the safety of any teas, tea accessories or food and beverages sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

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

Events that adversely affect our vendors could impair our ability to obtain inventory in the quantities and quality that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences.

More generally, if we experience significant increased demand for our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food or beverages, or need to replace an existing vendor, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and any new vendor may not allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. In particular, the loss of a tea vendor would necessitate that we work with our new vendors to replicate our tea blends, which could result in our inability to sell such tea blends for a period of time or in a change of quality in our tea blends. Any delays, interruption or increased costs in the supply of loose‑leaf teas or the manufacture of our pre-packaged teas, tea sachets and tea-related gifts, accessories or food could have an adverse effect on our ability to meet customer demand for our products and result in lower sales and profitability both in the short and long term.

A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, as a result of weather conditions, earthquakes, crop disease, pests or other natural or man-made causes could impose significant costs and losses on our business.

The supply and price of tea and ingredients used in our tea blends are subject to fluctuation, depending on demand and other factors beyond our control. The supply, quality and price of our teas and other ingredients can be affected by multiple factors in countries that produce tea or other ingredients, including political and economic conditions, civil and labor unrest, adverse weather conditions, including floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire tea harvests may be lost or may be negatively impacted in some geographic areas. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our future success is substantially dependent on continued contributions of our senior management team and the retention of key members of our senior management and the other members of our executive team. We have had significant management turnover over the past 18 months. Significant turnover in our senior management could further deplete our institutional knowledge held by our existing senior management team. If we lose key executives or if any such personnel fails to perform in his or her current position, or if we are unable to attract and retain skilled personnel as needed, our business could suffer. We depend on the skills and abilities of these key personnel in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover. In addition, investors and analysts could view any such departure negatively, which could cause the price of our common shares to decline.

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

In addition, we are dependent on third‑party hardware and software providers, including our website. We sell merchandise over the Internet through our website, which represents a growing percentage of our overall net sales. The successful operation of our e-commerce business depends on our ability to maintain the efficient and continuous operation of our website and our fulfillment operations, and to provide a shopping experience that will generate orders and return visits to our site. Our e-commerce operations are subject to numerous risks, including rapid technology change, unanticipated operating problems, credit card fraud and system failures or security breaches and the costs to address and remedy such failures or breaches. Additionally, our website operations as well as other information systems, may be affected by our reliance on third‑party hardware and software providers, whose products and services are not within our control, making it more difficult for us to correct any defects; technology changes; risks related to the failure of computer systems through which we conduct our website operations; telecommunications failures; security breaches or attempts thereof; and similar disruptions. Third‑party hardware and software providers may not continue to make their products available to us on acceptable terms or at all and such providers may not maintain policies and practices regarding data privacy and security in compliance with all applicable laws. Any impairment in our relationships with such providers could have an adverse effect on our business.

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

We currently rely upon third‑party warehouse facilities for the majority of our product receipts from vendors and shipments to our stores and e‑commerce customers. Our utilization of third‑party warehouse services for our merchandise is subject to risks, including labor disputes or their information technology systems failure. If we change warehousing companies, we could face logistical difficulties that could adversely affect our receipts and delivery of merchandise and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

In addition, we currently rely upon third-party transportation providers for all of our product shipments from our distribution centers to our stores and e-commerce customers. Our utilization of third-party delivery services for our shipments is subject to risk, including increases in fuel prices, which would increase our shipping costs, labor disputes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our teas and ingredients used in our blends are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, accessories and food is currently manufactured outside of the United States and Canada. The United States, Canada and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, tea accessories and food available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

In addition, there is a risk that our suppliers and manufacturers could fail to comply with applicable regulations, which could lead to investigations by the United States, Canadian or foreign government agencies responsible for international trade compliance. Resulting penalties or enforcement actions could delay future imports or exports or otherwise negatively affect our business.

Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of our common shares and any dividends that we may pay.

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

Our earnings per share are reported in Canadian dollars, and accordingly may be translated into U.S. dollars by analysts or our investors. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Any decision to declare a dividend depends on results of operations reported in Canadian dollars, and we will declare dividends, if any, in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns, including increases in the share price and dividends paid, are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

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

Accounting principles as per the International Financial Reporting Standards (“IFRS”) and related accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as accounting for inventories, intangible assets, store closures, sales, leases, insurance, income taxes, stock-based compensation, are complex and involved subjective judgments. Changes in these rules or their interpretation may significantly change or add significant volatility to our reported income or loss without a comparable underlying change in cash flows from operations. As a result, changes in accounting standards may materially affect our reported financial condition and results from operations.

Specifically, changes to financial accounting standards will require operating leases to be recognized on our balance sheet. We have significant obligations relating to our current operating leases, as all our existing stores are subject to leases.

The International Accounting Standards Board (“IASB”) released IFRS 16, “Leases” (“IFRS 16”) replacing IAS 17, “Leases”. This standard requires lessees to recognize assets and liabilities for most leases. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. We have performed a preliminary assessment of the potential impact of the adoption of IFRS 16 on its consolidated financial statements. We expect the adoption of IFRS 16 will have a significant impact as we will recognize new assets and liabilities for our operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of use assets and interest expense on lease liabilities. We have not yet determined which transition method we will apply or whether we will use the optional exemptions or practical expedients under the standard. We expect to disclose additional detailed information, including our transition method, any practical expedients elected and estimated quantitative financial effects, before the adoption of IFRS 16.

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

We are subject to potential challenges relating to minimum wage requirements, overtime pay and other regulations that affect our employees, which could cause our business, financial condition, results of operations or cash flows to suffer.

Various labor laws, including Canadian federal and provincial laws and U.S. federal, state and local laws, among others, govern our relationship with our employees and affect our operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates and citizenship requirements. These laws change frequently and may be difficult to interpret and apply. In particular, as a retailer, we may be subject to challenges regarding the application of overtime and related pay regulations to our employees. A determination that we do not comply with these laws could harm our brand image, business, financial condition and results of operation. Additional government‑imposed increases in minimum wages, overtime pay, paid leaves of absence or mandated health benefits could also cause our business, financial condition, results of operations or cash flows to suffer.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, unionization of farm workers or increases in the federal-, state- or local-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

However, we may not enter into confidentiality and/or invention assignment agreements with every employee, contractor and service provider to protect our proprietary information and intellectual property ownership rights. Those agreements that we do execute may be breached, resulting in the unauthorized use or disclosure of our proprietary information. Individuals not subject to invention assignments agreements may make adverse ownership claims to our current and future intellectual property, and even the existence of executed confidentiality agreements may not deter independent development of similar intellectual property by others. In addition, although we have exclusivity agreements with all of our significant suppliers who perform blending services for us, or who have access to our designs, we may not be able to successfully protect the tea blends and designs to which such suppliers have access under trade secret laws, and the periods for exclusivity governing our tea blends last for periods as brief as 18 months. Unauthorized disclosure of or claims to our intellectual property or confidential information may adversely affect our business.

From time to time, third parties have used our trademarks and/or sold our products using our name without our consent, and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case‑by‑case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

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

We do not own any real estate. Instead, we lease all of our store locations, our corporate offices in Montreal, Canada and a distribution center in Montreal, Canada. Our store leases typically have ten‑year terms and generally require us to pay total rent per square foot that is reflective of our small average store square footage and premium locations. Many of our lease agreements have defined escalating rent provisions over the initial term and any extensions. Our substantial operating lease obligations could have significant negative consequences, including:

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

If an existing or future store is not profitable, and we decide to close it, we may nonetheless remain committed to perform our obligations under the applicable lease including, among other things, paying the base rent for the balance of the lease term. Moreover, even if a lease has an early cancellation clause, we may not satisfy the contractual requirements for early cancellation under that lease. In addition, as our leases expire, we may fail to negotiate renewals on commercially acceptable terms or at all, which could cause us to close stores in desirable locations. Even if we are able to renew existing leases, the terms of such renewal may not be as attractive as the expiring lease, which could materially and adversely affect our results of operations. Of our current stores, two store leases expire without an option to renew in Fiscal 2018 and two store leases expire without an option to renew in Fiscal 2019. Our inability to enter into new leases, renew existing leases on terms acceptable to us, or be released from our obligations under leases for stores that we close could materially adversely affect us.

Our ability to use our net operating loss carryforwards in the United States may be subject to limitation in the event we experience an “ownership change”.

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

Our largest shareholder, Rainy Day Investments, owns approximately 46% of our common shares. Rainy Day Investments may have the ability to influence the outcome of any corporate transaction or other matter submitted to shareholders for approval and the interests of Rainy Day Investments may differ from the interests of our other shareholders.

Rainy Day Investments, as our largest shareholder, has significant influence in electing our directors and, consequently, has a substantial say in the appointment of our executive officers, our management policies and strategic direction. In addition, certain matters, such as amendments to Restated Articles of Incorporation or votes regarding a potential merger or a sale of all or substantially all of our assets, require approval by a majority of at least two-thirds of the votes cast on the matter; Rainy Day Investments’ approval will be required to achieve any such threshold. Accordingly, should the interests of Rainy Day Investments differ from those of other shareholders, the other shareholders are highly susceptible to the influence of Rainy Day Investments’ votes.

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

Our stock price may be volatile or may decline

Our common shares have traded as high as US$29.97 and as low as US$2.25 during the period from our initial public offering in 2015 to September 5, 2018.

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

•	conditions or trends affecting our industry or the economy globally; in particular, in the retail sales environment;
•	stock market price and volume fluctuations of other publicly-traded companies and, in particular, those that are in the retail industry;
•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;
•	variations in our operating performance and the performance of our competitors;
•	seasonal fluctuations;
•	our entry into new markets;
•	timing of new store openings and our levels of comparable sales;
•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;
•	changes in financial estimates by us or by any securities analysts who might cover our shares;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	loss of visibility as to investor expectations as a result of a lack of published reports from industry analysts;
•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships or divestitures;
•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers or significant shareholders;
•	additions or departures of key personnel;
•	significant developments relating to our relationships with business partners, vendors and distributors;
•	regulatory developments negatively affecting our industry;
•	changes in accounting standards, policies, guidance, interpretation or principles;
•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;
•	speculation about our business in the press or investment community;
•	investors’ perception of the retail industry in general and our Company in particular; and
•	other events beyond our control such as major catastrophic events, weather and war.

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

Our Restated Articles of Incorporation, bylaws and certain Canadian legislation contain provisions that may have the effect of delaying or preventing a change in control.

Certain provisions of our Restated Articles of Incorporation and bylaws, together or separately, could discourage potential acquisition proposals, delay or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares.

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

Because we are a federally-incorporated Canadian corporation and the majority of our directors and officers are resident in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 3, 2019. We would lose our foreign private issuer status if, for example, more than 50% of our common shares are directly or indirectly held by residents of the United States on August 3, 2019 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports on U.S. domestic issuer forms beginning at the end of this fiscal year and report our operating results in U.S. GAAP. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we would incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses would relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

Item 2.  Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Amendment to Credit Facility

On June 11, 2018, the Company amended its credit arrangement (the “Amended Credit Agreement”) with the Bank of Montreal (“BMO”) which provides for a two-year revolving facility (“Amended Revolving Facility”).

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

The Amended Credit Facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

Indemnification Agreements

On June 14, 2018, the Company entered into new indemnification agreements (collectively, the “Indemnification Agreement”) with Howard Tafler, Chief Financial Officer of the Company and Emilia Di Raddo, Max Ludwig Fischer, Herschel Segal, Pat De Marco and Peter Robinson, each a member of the Board of Directors (the “Board”) of the Company.  On August 23, 2018, the Company entered into the Indemnification Agreement with Susan L. Burkman and Anne Darche, each a member of the Board.  The Company also expects to enter into the Indemnification Agreement with its future officers and directors.

The Indemnification Agreement requires the Company to indemnify these individuals to the fullest extent permitted by the laws of the Province of Québec and the federal laws of Canada applicable in the Province of Québec, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

The foregoing summary description of the material terms of the Indemnification Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of form of Indemnification Agreement, which is attached hereto as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.  Exhibits

(a) Exhibits:

10.1	Amendment to Credit Agreement by and between DAVIDsTEA Inc., Bank of Montreal, dated June 11, 2018

10.2	Form of Indemnification Agreement entered into with the Company’s officers and directors.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Herschel Segal
Date: September 13, 2018	Name:	Herschel Segal
	Title:	President and Chief Executive Officer