Form 10-Q
period 2018-11-03
DAVIDsTEA Inc.
filed 2018-12-13
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2018.

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

As of  December 10, 2018, 26,007,757 common shares of the registrant were outstanding.

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

In this quarterly report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$”, “C$”, “CAD”, “CND$”, “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On December 7, 2018, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = C$1.3302.

Part I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

Unaudited and in thousands of Canadian dollars

		As at
		November 3,	February 3,
		2018	2018
		$	$

ASSETS
Current
Cash		18,714	63,484
Accounts and other receivables		4,007	3,131
Inventories	[Note 5]	44,408	24,450
Income tax receivable		4,808	2,968
Prepaid expenses and deposits		9,476	7,712
Total current assets		81,413	101,745
Property and equipment	[Note 6]	31,698	36,558
Intangible assets		7,392	4,439
Deferred income tax assets	[Note 10]	8,962	5,194
Total assets		129,465	147,936
LIABILITIES AND EQUITY
Current
Trade and other payables		16,096	14,392
Deferred revenue		4,966	5,186
Current portion of provisions	[Note 7]	4,658	4,693
Derivative financial instruments	[Note 15]	—	229
Total current liabilities		25,720	24,500
Deferred rent and lease inducements		8,829	8,608
Provisions	[Note 7]	14,434	13,460
Total liabilities		48,983	46,568
Equity
Share capital	[Note 9]	112,499	111,692
Contributed surplus		1,230	2,642
Deficit		(34,696)	(14,721)
Accumulated other comprehensive income		1,449	1,755
Total equity		80,482	101,368
		129,465	147,936

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF LOSS

AND COMPREHENSIVE LOSS

Unaudited and in thousands of Canadian dollars, except share and per share information

		For the three months ended		For the nine months ended
		November 3,	October 28,	November 3,	October 28,
		2018	2017	2018	2017
		$	$	$	$

Sales	[Note 14]	43,656	42,997	129,609	137,353
Cost of sales		25,275	24,625	71,193	74,594
Gross profit		18,381	18,372	58,416	62,759
Selling, general and administration expenses	[Note 11]	29,119	27,035	84,865	79,004
Results from operating activities		(10,738)	(8,663)	(26,449)	(16,245)
Finance costs		80	327	237	615
Finance income		(122)	(149)	(574)	(420)
Loss before income taxes		(10,696)	(8,841)	(26,112)	(16,440)
Recovery of income tax		(1,635)	(2,356)	(5,851)	(4,030)
Net loss		(9,061)	(6,485)	(20,261)	(12,410)
Other comprehensive income (loss)
Items to be reclassified subsequently to income (loss):
Cumulative translation adjustment		(62)	1,872	(473)	95
Items that may be reclassified subsequently to income (loss):
Unrealized net gain on forward exchange contracts	[Note 15]	—	824	794	79
Realized net (gain) on forward exchange contracts reclassified to inventory		(425)	(714)	(565)	(46)
Provision for income tax (recovery) on forward exchange contracts		113	589	(62)	(303)
Other comprehensive income (loss), net of tax		(374)	2,571	(306)	(175)
Total comprehensive loss		(9,435)	(3,914)	(20,567)	(12,585)
Net loss per share:
Basic	[Note 12]	(0.35)	(0.25)	(0.78)	(0.48)
Fully diluted	[Note 12]	(0.35)	(0.25)	(0.78)	(0.48)
Weighted average number of shares outstanding
— basic	[Note 12]	25,992,339	25,829,090	25,862,086	25,659,164
— fully diluted	[Note 12]	25,992,339	25,829,090	25,862,086	25,659,164

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited and in thousands of Canadian dollars

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(9,061)	(6,485)	(20,261)	(12,410)
Items not affecting cash:
Depreciation of property and equipment	1,785	2,138	5,193	6,316
Amortization of intangible assets	377	494	905	1,248
Loss on disposal of property and equipment	—	18	14	48
Impairment of property and equipment	725	2,658	3,285	4,971
Deferred rent	74	174	(17)	377
Provision (recovery) for onerous contracts	3,414	(46)	5,306	(1,573)
Stock-based compensation expense	91	362	(7)	1,738
Amortization of financing fees	21	19	61	59
Accretion on provisions	60	307	177	558
Deferred income taxes (recovery)	(2,575)	(227)	(3,921)	203
	(5,089)	(588)	(9,265)	1,535
Net change in other non-cash working capital balances related to operations	(12,948)	(15,546)	(28,316)	(21,511)
Cash flows related to operating activities	(18,037)	(16,134)	(37,581)	(19,976)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	8	90	82	1,696
Cash flows related to financing activities	8	90	82	1,696
INVESTING ACTIVITIES
Additions to property and equipment	(1,752)	(2,770)	(3,420)	(7,501)
Additions to intangible assets	(1,128)	(728)	(3,851)	(1,794)
Cash flows related to investing activities	(2,880)	(3,498)	(7,271)	(9,295)
Decrease in cash during the period	(20,909)	(19,542)	(44,770)	(27,575)
Cash, beginning of period	39,623	56,407	63,484	64,440
Cash, end of period	18,714	36,865	18,714	36,865
Supplemental Information
Cash paid for:
Income taxes (classified as operating activity)	7	165	9	877
Cash received for:
Interest	120	146	563	433
Income taxes (classified as operating activity)	—	—	—	26

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

Unaudited and in thousands of Canadian dollars

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the nine months ended October 28, 2017	—	—	(12,410)	—	—	—	(12,410)
Other comprehensive loss	—	—	—	128	(303)	(175)	(175)
Total comprehensive loss	—	—	(12,410)	128	(303)	(175)	(12,585)
Issuance of common shares	2,546	(850)	—	—	—	—	1,696
Common shares issued on vesting of restricted stock units	912	(1,652)	184	—	—	—	(556)
Stock-based compensation expense	—	1,738	—	—	—	—	1,738
Income tax impact associated with stock options	—	(133)	—	—	—	—	(133)
Reduction of stated capital	(155,947)	—	155,947	—	—	—	—
Balance, October 28, 2017	111,339	7,936	1,323	461	2,551	3,012	123,610

Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the nine months ended November 3, 2018	—	—	(20,261)	—	—	—	(20,261)
Other comprehensive income (loss)	—	—	—	167	(473)	(306)	(306)
Total comprehensive income (loss)	—	—	(20,261)	167	(473)	(306)	(20,567)
Issuance of common shares	164	(82)	—	—	—	—	82
Common shares issued on vesting of restricted stock units	643	(1,322)	286	—	—	—	(393)
Stock-based compensation expense	—	(7)	—	—	—	—	(7)
Income tax impact associated with stock options	—	(1)	—	—	—	—	(1)
Balance, November 3, 2018	112,499	1,230	(34,696)	—	1,449	1,449	80,482

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended November 3, 2018 and October 28, 2017

Unaudited and in thousands of Canadian dollars except share and per share amounts

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and nine-month periods ended November 3, 2018 were authorized for issue in accordance with a resolution of the Board of Directors on December 13, 2018. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 3, 2018, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 3, 2018 on Form 10-K filed with the SEC on April 19, 2018.

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

There has been no impact caused by the new classification of financial assets under IFRS 9. The classification of all financial liabilities as financial liabilities at amortized cost remains unchanged as well as their measurement resulting from their classification.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 3, 2018 on Form 10-K filed with the SEC on April 19, 2018.

5. INVENTORIES

	November 3,	February 3,
	2018	2018
	$	$
Finished goods	36,510	17,600
Goods in transit	2,784	4,608
Packaging	5,114	2,242
	44,408	24,450

6. PROPERTY AND EQUIPMENT

For the three and nine months ended November 3, 2018, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and nine months ended November 3, 2018, an impairment loss of $725 and $3,285, respectively, [October 28, 2017 — $2,658 and $4,971] related to store leasehold improvements, furniture and equipment, and computer hardware was recorded in the Canada and U.S. segments for $725 and nil, respectively, for the three months ended November 3, 2018 and $3,096 and $189, respectively, for the nine months ended November 3, 2018, respectively [October 28, 2017 — $595 and $2,063, respectively, for the three months and $595 and $5,242, respectively, for the nine months]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of nil [October 28, 2017 —$635] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre-tax discount rate of 11.9% [October 28, 2017 — 13.4%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the three and nine months ended November 3, 2018, no impairment losses were reversed [October 28, 2017 — $866 reversed in the U.S. segment, with value in use of $848]. Impairment losses are reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

7. PROVISIONS

For the
nine months ended
November 3,
2018
$
Opening balance	18,153
Additions	5,894
Reversals	(588)
Utilization	(4,820)
Settlements	(615)
Accretion expense	177
Cumulative translation adjustment	891
Ending balance	19,092
Less: Current portion	(4,658)
Long-term portion of provisions	14,434

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

During the three and nine months ended November 3, 2018, due to changes to assumptions, additions to the onerous provision were recorded in the amount of $3,743 and $5,894, respectively, [October 28, 2017 — nil and $458], while the provisions for other stores were partially or fully reversed by an amount of $329 and $588, respectively, [October 28, 2017 — $46 and $2,031].

8. REVOLVING FACILITY

On June 11, 2018, the Company amended its existing Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a two-year revolving facility (“Amended Revolving Facility”) in the principal amount of $15.0 million or the equivalent in U.S. dollars, repayable at any time, two years from June 11, 2018, with no accordion feature. Borrowings under the Amended Revolving Facility may not exceed the lesser of the total commitment for the revolving facility and the borrowing base, calculated as 75% of the face value of all eligible receivables plus 50% of the estimated value of all eligible inventory, less any priority payables.

The Amended Credit Agreement subjects the Company to certain financial covenants entered into between the Company and the lender. Without the prior written consent of the lender, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1:00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15.0 million. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate and LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility.

The credit facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at November 3, 2018 and February 3, 2018, the Company did not have any borrowings under the Amended Revolving Facility.  At November 3, 2018, the Company is in breach of its fixed charge coverage ratio and is taking measures to rectify the situation.  The Company is in compliance with its other financial and non-financial covenants.

9. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	November 3,	February 3,
	2018	2018
	$	$
26,007,009 common shares [February 3, 2018 - 25,885,372 shares]	112,499	111,692
	112,499	111,692

During the three and nine-month periods ended November 3, 2018, 10,000 and 88,135 stock options, respectively, were exercised for 88,135 common shares for cash proceeds of $8 and $82, respectively, and 36,418 common shares for a non-cash settlement of nil and $121, respectively [October 28, 2017 — 24,000 and 436,773 stock options, respectively, for cash proceeds of $90 and $1,696, respectively]. During the three and nine-month periods ended November 3, 2018, the carrying value of common shares includes $3 and $82, respectively [October 28, 2017 — $22 and $850, respectively], which corresponds to a reduction in contributed surplus associated with options exercised during the period.

In addition, during the three and nine-month periods ended November 3, 2018, 1,128 and 70,668 common shares, respectively [October 28, 2017 – 19,819 and 75,820 common shares, respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $7 and $643, net of tax, respectively [October 28, 2017 – $208 and $912, respectively] and a reduction in contributed surplus of $18 and $1,322, respectively [October 28, 2017 — $433 and $1,652, respectively].

During the nine-month period ended October 28, 2017, the shareholders of the Company approved a resolution to reduce the stated capital maintained in respect of the common shares by an amount of $155,947, which resulted in a corresponding reduction of the deficit.

Stock-based compensation

As at November 3, 2018, 842,905 common shares remain available for issuance under the 2015 Omnibus Incentive Plan.

No stock options were granted during the nine-month period ended November 3, 2018. For the nine-month period ended October 28, 2017, the weighted average fair value of options granted of $2.39 was estimated using the Black Scholes option pricing model, using the following assumptions:

	October 28,
	2017
Risk-free interest rate	1.79%
Expected volatility	27.4%
Expected option life	4.0	years
Expected dividend yield	0%
Exercise price	$9.76

Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the nine-month period is presented below.

	For the nine months ended
	November 3,		October 28,
	2018		2017
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of period	447,779	7.18	933,195	5.63
Issued	—	—	161,980	9.76
Exercised	(88,135)	2.76	(436,773)	3.88
Forfeitures	(220,791)	8.92	(135,135)	8.31
Outstanding, end of period	138,853	7.23	523,267	7.67
Exercisable, end of period	75,837	4.84	315,909	5.74

For the nine-month period ended November 3, 2018, the weighted average share price at the date of exercise for stock options exercised was $4.47 [October 28, 2017 —  $8.68].

A summary of the status of the Company’s RSU plan and changes during the nine-month period is presented below.

	For the nine months ended
	November 3,		October 28,
	2018		2017
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	289,416	9.70	252,233	12.42
Granted	476,450	4.48	298,897	8.59
Forfeitures	(327,479)	6.45	(34,864)	10.19
Vested	(70,668)	9.08	(75,820)	12.21
Vested, withheld for tax	(69,017)	8.91	(65,342)	11.40
Outstanding, end of period	298,702	5.26	375,104	9.80
(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended November 3, 2018, the Company recognized stock-based compensation expense and a net reversal of stock-based compensation of $91 and $7, respectively [October 28, 2017 — stock-based compensation expense of $362 and $1,738, respectively].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	November 3,		October 28,		November 3,		October 28,
	2018		2017		2018		2017
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.9	(2,873)	26.8	(2,368)	26.9	(7,015)	26.8	(4,404)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.4)	38	(0.4)	38	0.1	(31)	(2.3)	385
Provision for uncertain tax position	(8.8)	940	—	—	(3.6)	940	—	—
Other	(2.4)	260	0.3	(26)	(1.0)	255	0.1	(11)
Income tax provision (recovery) — effective tax rate	15.3	(1,635)	26.7	(2,356)	22.4	(5,851)	24.6	(4,030)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of loss is as follows:

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	$	$	$	$
Income tax provision (recovery)
Current	940	(2,129)	(1,930)	(4,233)
Deferred	(2,575)	(227)	(3,921)	203
	(1,635)	(2,356)	(5,851)	(4,030)

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	$	$	$	$
Wages, salaries and employee benefits	16,767	15,012	49,031	47,113
Depreciation of property and equipment	1,785	2,138	5,193	6,316
Amortization of intangible assets	377	494	905	1,248
Loss on disposal of property and equipment	—	18	14	48
Impairment of property and equipment	725	2,658	3,285	4,971
Provision (recovery) for onerous contracts	3,414	(46)	5,306	(1,573)
Utilization for onerous contracts	(2,126)	(1,092)	(4,820)	(2,340)
Stock-based compensation	91	362	(7)	1,738
Executive separation costs related to salary	123	1,070	840	1,882
Strategic review and proxy contest costs	27	—	3,538	—
Other selling, general and administration	7,936	6,421	21,580	19,601
	29,119	27,035	84,865	79,004

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

The following reflects the loss and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	$	$	$	$
Net loss for basic EPS	(9,061)	(6,485)	(20,261)	(12,410)

Weighted average number of shares outstanding — basic and fully diluted	25,992,339	25,829,090	25,862,086	25,659,164

As a result of the net loss during the three and nine-month periods ended November 3, 2018, the stock options and RSUs disclosed in Note 9 are anti-dilutive.

13. RELATED PARTY DISCLOSURES

Other than the reimbursement of third-party costs described below incurred in connection with the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018, (the “2018” Annual Meeting”), there have been no significant changes in related party transactions from those disclosed in the Company’s audited annual consolidated financial statements for the year ended February 3, 2018.

During the three and nine months ended November 3, 2018, the Company purchased merchandise and services from a company controlled by one of its executive employees amounting to $125 and $222, respectively [October 28, 2017 — nil].

During the three and nine months ended November 3, 2018, the Company reimbursed Rainy Day Investments Ltd. (“Rainy Day Investments”), a controlling shareholder, nil and $957, respectively, for third-party costs incurred by it in connection with the proxy contest, as approved by the independent members of the Board of Directors of the Company. This amount is  included in selling, general and administration expenses.

14. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their respective revenues from the retail and online sale of tea, tea accessories and food and beverages. The Company’s Interim Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resource allocation and assesses performance at the country level, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	$	$	$	$
Tea	31,348	30,098	92,167	93,958
Tea accessories	8,478	8,636	25,979	30,315
Food and beverages	3,830	4,263	11,463	13,080
	43,656	42,997	129,609	137,353

Property and equipment and intangible assets by country are as follows:

	November 3,	February 3,
	2018	2018
	$	$
Canada	35,342	37,234
US	3,748	3,763
Total	39,090	40,997

During the fourth quarter of Fiscal 2017, the Company changed the measure of profit used by the CODM in measuring performance. Management believes that the new measure, being results from operating activities before corporate expenses by country, excluding intercompany profit, is the most relevant in evaluating results. The Company has retroactively revised the results by segment for the three and nine-month periods ended October 28, 2017. Results from operating activities before corporate expenses per country are as follows:

	For the three months ended			For the nine months ended
	November 3, 2018			November 3, 2018
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	34,709	8,947	43,656	103,091	26,518	129,609
Cost of sales	19,520	5,755	25,275	55,060	16,133	71,193
Gross profit	15,189	3,192	18,381	48,031	10,385	58,416
Selling, general and administration expenses (allocated)	13,872	4,513	18,385	40,794	12,907	53,701
Impairment of property and equipment	725	—	725	3,096	189	3,285
Impact of onerous contracts	133	1,155	1,288	1,129	(643)	486
Results from operating activities before corporate expenses	459	(2,476)	(2,017)	3,012	(2,068)	944
Selling, general and administration expenses (non-allocated)			8,721			27,393
Results from operating activities			(10,738)			(26,449)
Finance costs			80			237
Finance income			(122)			(574)
Loss before income taxes			(10,696)			(26,112)

	For the three months ended			For the nine months ended
	October 28, 2017			October 28, 2017
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	35,495	7,502	42,997	112,803	24,550	137,353
Cost of sales	19,475	5,150	24,625	59,046	15,548	74,594
Gross profit	16,020	2,352	18,372	53,757	9,002	62,759
Selling, general and administration expenses (allocated)	12,414	4,319	16,733	37,806	13,265	51,071
Impairment of property and equipment	595	2,063	2,658	595	4,376	4,971
Impact of onerous contracts	(150)	(988)	(1,138)	(101)	(3,812)	(3,913)
Results from operating activities before corporate expenses	3,161	(3,042)	119	15,457	(4,827)	10,630
Selling, general and administration expenses (non-allocated)			8,782			26,875
Results from operating activities			(8,663)			(16,245)
Finance costs			327			615
Finance income			(149)			(420)
Income before income taxes			(8,841)			(16,440)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $32.

The Company’s foreign exchange exposure is as follows:

	November 3,	February 3,
	2018	2018
	US$	US$
Cash	1,963	5,686
Accounts receivable	1,639	882
Accounts payable	4,247	2,555

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IFRS 9. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive income (loss) for the three and nine-month periods ended November 3, 2018.

The Company had no foreign exchange contracts outstanding as at November 3, 2018.

The nominal and contract values of foreign exchange contracts outstanding as at October 28, 2017 are as follows:

		Nominal	Nominal		Unrealized
	Contractual	value	value		gain
	exchange rate	US$	C$	Term	C$
Purchase contracts
U.S. dollar	1.2221 - 1.3098	35,400	44,796	November 2017 to September 2018	628

Market risk — interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates and consists of cash. The Company is exposed to cash flow risk on its Amended Revolving Facility which bears interest at variable interest rates (Note 8). As at November 3, 2018, the Company did not have any borrowings under the Amended Revolving Facility.

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

As at November 3, 2018, the Company had $18,714 in cash.

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

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9 and as disclosed in Note 3 in these unaudited condensed interim consolidated financial statements for the three and nine-month periods ended November 3, 2018. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy.

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

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the nine-month period ended November 3, 2018 or the nine-month period ended October 28, 2017.

16. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the presentation adopted in the current quarter.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein include statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “projects”, “approximately”, “intends”, “plans”, “estimates” or “anticipates”, or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, our turnaround strategy, our store renovation plans, expansion into new sales channels, financial condition, liquidity, prospects, new store opening projections, use of cash and operating and capital expenditures, impact of new accounting pronouncements, and the impact of improvements to internal control and financial reporting. These risks and uncertainties include, but are not limited to, the risks referred to under the section entitled “Risk Factors” elsewhere in this Quarterly Report on Form 10-Q.  Forward-looking statements speak only as of the date hereof. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2018” are to the Company’s fiscal year ending February 2, 2019. All references to “Fiscal 2017 ” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2016 ” are to the Company’s fiscal year ended January 28, 2017.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year.  Fiscal 2017 covers a 53-week fiscal period.  Fiscal 2018 and Fiscal 2016 each cover a 52-week fiscal period.

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 238 company-operated DAVIDsTEA stores as of November 3, 2018, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

How we assess our performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales.  Sales consist primarily of sales from our retail stores and e-commerce site. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarters because of lower customer traffic in our locations during the summer months.

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

Measuring the change in period-over-period comparable sales allows us to evaluate how our business is performing. Various factors affect comparable sales, including:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits to our stores and online;

•	the customer experience we provide in our stores and online;

•	the level of customer traffic near the locations in which we operate;

•	the number of customer transactions and average ticket amount in our stores and online;

•	the pricing of our tea, tea accessories, and food and beverages;

•	our ability to obtain and distribute product efficiently;

•	our opening of new stores in the vicinity of our existing stores; and

•	the opening or closing of competitor stores in the vicinity of our stores.

Non-Comparable Sales.    Non-comparable sales include sales from stores prior to the beginning of their thirteenth fiscal month of operation and from our wholesale sales channel, which includes sales to groceries, hotels, restaurants and institutions, office and workplace locations and food services, as well as corporate gifting.

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

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Consolidated statement of income (loss) data:
Sales	$43,656	$42,997	$129,609	$137,353
Cost of sales	25,275	24,625	71,193	74,594
Gross profit	18,381	18,372	58,416	62,759
Selling, general and administration expenses	29,119	27,035	84,865	79,004
Results from operating activities	(10,738)	(8,663)	(26,449)	(16,245)
Finance costs	80	327	237	615
Finance income	(122)	(149)	(574)	(420)
Loss before income taxes	(10,696)	(8,841)	(26,112)	(16,440)
Recovery of income tax	(1,635)	(2,356)	(5,851)	(4,030)
Net loss	$(9,061)	$(6,485)	$(20,261)	$(12,410)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.9%	57.3%	54.9%	54.3%
Gross profit	42.1%	42.7%	45.1%	45.7%
Selling, general and administration expenses	66.7%	62.9%	65.5%	57.5%
Results from operating activities	(24.6%)	(20.2%)	(20.4%)	(11.8%)
Finance costs	0.2%	0.7%	0.1%	0.4%
Finance income	(0.3%)	(0.3%)	(0.4%)	(0.3%)
Loss before income taxes	(24.5%)	(20.6%)	(20.1%)	(11.9%)
Recovery of income tax	(3.7%)	(5.5%)	(4.5%)	(2.9%)
Net loss	(20.8%)	(15.1%)	(15.6%)	(9.0%)
Other financial and operations data:
Adjusted EBITDA (1)	$(6,248)	$(2,887)	$(12,212)	$(3,578)
Adjusted EBITDA as a percentage of sales	(14.3%)	(6.7%)	(9.4%)	(2.6%)
Number of stores at end of period	238	236	238	236
Comparable sales decline for period (2)	(4.7%)	(6.8%)	(8.8%)	(4.5%)

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.
(2)

Comparable sales refer to period-over-period comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not presentations made in accordance with IFRS, and the use of the terms Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA provide investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs and do not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•

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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities and Adjusted EBITDA to their most comparable IFRS figures.

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Selling, general and administration expenses	29,119	27,035	84,865	79,004
Executive separation costs (a)	(123)	(1,112)	(840)	(2,074)
Impairment of property and equipment (b)	(725)	(2,658)	(3,285)	(4,971)
Impact of onerous contracts (c)	(1,288)	1,138	(486)	3,913
Strategic review and proxy contest costs (d)	(27)	—	(3,538)	—
Adjusted selling, general and administration expenses	$26,956	$24,403	$76,716	$75,872

(a)

Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company. The three and nine-month periods ended October 28, 2017 include $42 and $192, respectively, of non-cash stock-based compensation expenses relating to the vesting of equity awards pursuant to the separation agreements.

(b)	Represents non-cash provisions related to impairment of property and equipment for stores.
(c)

Represents non-cash provisions, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the 2018 Annual Meeting. Costs for the three and nine months ended November 3, 2018 include nil and $389, respectively, related to the strategic review process, nil and $868 for incremental directors’ and officers’ run-off insurance costs incurred prior to the 2018 Annual Meeting, and $27 and $2,281, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments, a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Results from operating activities	(10,738)	(8,663)	(26,449)	(16,245)
Executive separation costs (a)	123	1,112	840	2,074
Impairment of property and equipment (b)	725	2,658	3,285	4,971
Impact of onerous contracts (c)	1,288	(1,138)	486	(3,913)
Strategic review and proxy contest costs (d)	27	—	3,538	—
Adjusted results from operating activities	$(8,575)	$(6,031)	$(18,300)	$(13,113)

(a)

Executive separation costs related to salary represent mainly salary owed to the former executives as part of their separation of employment from the Company.  The three and nine-month periods ended October 28, 2017 include $42 and $192, respectively, of non-cash stock-based compensation expenses relating to the vesting of equity awards pursuant to the separation agreements.

(b)	Represents non-cash provisions related to impairment of property and equipment for stores.
(c)

Represents non-cash provisions, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the 2018 Annual Meeting. Costs for the three and nine months ended November 3, 2018 include nil and $389, respectively, related to the strategic review process, nil and $868 for incremental directors’ and officers’ run-off insurance costs incurred prior to the 2018 Annual Meeting, and $27 and $2,281, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments, a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

 Reconciliation of Adjusted EBITDA to our net  loss

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
(in thousands)	2018	2017	2018	2017
Net loss	$(9,061)	$(6,485)	$(20,261)	$(12,410)
Finance costs	80	327	237	615
Finance income	(122)	(149)	(574)	(420)
Depreciation and amortization	2,162	2,632	6,098	7,564
Loss on disposal of property and equipment	—	18	14	48
Recovery of income tax	(1,635)	(2,356)	(5,851)	(4,030)
EBITDA	$(8,576)	$(6,013)	$(20,337)	$(8,633)
Additional adjustments:
Stock-based compensation expense (reversal) (a)	91	362	(7)	1,738
Executive separation costs related to salary (b)	123	1,070	840	1,882
Impairment of property and equipment (c)	725	2,658	3,285	4,971
Impact of onerous contracts (reversals) (d)	1,288	(1,138)	486	(3,913)
Deferred rent (e)	74	174	(17)	377
Strategic review and proxy contest costs (f)	27	—	3,538	—
Adjusted EBITDA	$(6,248)	$(2,887)	$(12,212)	$(3,578)

(a)	Represents non-cash net stock-based compensation expense (reversal).
(b)	Executive separation costs related to salary represent salary owed to former executives as part of their separation of employment from the Company.
(c)	Represents non-cash provisions related to impairment of property and equipment for stores.

(d)

Represents non-cash provisions, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which the Company’s annual rent expense has been above or below its cash rent payments.
(f)

Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the 2018 Annual Meeting. Costs for the three and nine months ended November 3, 2018 include nil and $389, respectively, related to the strategic review process, nil and $868 for incremental directors’ and officers’ run-off insurance costs incurred prior to the 2018 Annual Meeting, and $27 and $2,281, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments, a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

Three Months Ended November 3, 2018 Compared  to Three Months Ended October 28, 2017

Sales.  Sales for the three months ended November 3, 2018 increased 1.6% and $0.7 million, to $43.7 million from $43.0 million for the three months ended October 28, 2017.  E-commerce and wholesale channels increased $2.0 million and 35.1% compared to the three months ended October 28, 2017 driven primarily by greater online adoption in both Canada and the U.S. and our entry into grocery chain distribution earlier this year.  Non-comparable sales of $1.6 million from stores opened for less than thirteen months, helped to partially offset decreases of $2.9 million and 7.9% in comparable sales.

Gross Profit.  Gross profit remained consistent at $18.4 million for both the three months ended November 3, 2018 and the three months ended October 28, 2017. Gross profit as a percentage of sales decreased slightly to 42.1% for the three months ended November 3, 2018 from 42.7% for the three months ended October 28, 2017 respectively, resulting from a shift in product sales mix and a deleveraging of fixed costs due to negative comparable sales.

Selling, General and Administration Expenses.  Selling, general and administration expenses for the three months ended November 3, 2018 increased by 7.7%, and $2.1 million, to $29.1 million from $27.0 million for the three months ended October 28, 2017. As a percentage of sales, selling, general and administration expenses increased to 66.7% for the three months ended November 3, 2018 compared to 62.9% for the three months ended October 28, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the three months ended November 3, 2018 and October 28, 2017, selling, general and administration expenses increased to $27.0 million for the three months ended November 3, 2018 from $24.4 million for the three months ended October 28, 2017. The increase of $2.6 million and 10.4% was attributable primarily to a $1.7 million increase in staff compensation, partly attributable to minimum wage increases, and a $0.8 million increase in foreign currency translation losses.  As a percentage of sales, selling, general and administration expenses excluding these items increased to 61.7% from 56.7%, due to deleveraging of fixed costs as a result of the negative comparable sales this quarter.

Results from Operating Activities.  Losses from operating activities increased by $2.1 million, to $10.7 million for the three months ended November 3, 2018 from a loss of $8.7 million for the three months ended October 28, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and the strategic review and proxy contest for the three months ended November 3, 2018, losses from operating activities increased by $2.6 million, to $8.6 million from a loss of $6.0 million for the three months ended October 28, 2017.

Recovery of Income Taxes.  Recovery of income taxes decreased by $0.7 million, to $1.6 million for the three months ended November 3, 2018 from $2.4 million for the three months ended October 28, 2017. The decrease was due primarily to lower operating activities and a provision recorded of $0.9 million in connection with an uncertainty in the eventual outcome of a tax position the Company has taken.  The Company’s effective tax rates were 15.3% and 24.7% for the three months ended November 3, 2018 and October 28, 2017, respectively. Adjusting the November 3, 2018 effective tax rate for the provision taken on uncertain tax position, the Company’s effective tax rate would have been 26.5%.

Nine Months Ended November 3, 2018 Compared to Nine Months Ended October 28, 2017

Sales.  Sales for the nine months ended November 3, 2018 decreased 5.7%, or $7.8 million, to $129.6 million from $137.4 million for the nine months ended October 28, 2017.  E-commerce and wholesale channel sales increased $3.0 million and 19.4% compared to the nine months ended October 28, 2017 driven primarily by greater online adoption in both Canada and the U.S. and our entry into grocery chain distribution.  Non-comparable sales of $2.5 million from stores opened for less than thirteen months, helped to partially offset decreases of $13.3 million and 11.7% in comparable sales.

Gross Profit.  Gross profit decreased by 7.0%, or $4.4 million, to $58.4 million for the nine months ended November 3, 2018 from $62.8 million for the nine months ended October 28, 2017. Gross profit as a percentage of sales decreased slightly to 45.1% for the nine months ended November 3, 2018 from 45.7% for the nine months ended October 28, 2017.

Selling, General and Administration Expenses.  Selling, general and administration expenses increased by 7.4%, or $5.9 million, to $84.9 million for the nine months ended November 3, 2018 from $79.0 million for the nine months ended October 28, 2017. As a percentage of sales, selling, general and administration expenses increased to 65.5% for the nine months ended November 3, 2018 compared to 57.5% for the nine months ended October 28, 2017. Excluding the impact of separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the nine months ended November 3, 2018 and October 28, 2017, selling, general and administration expenses increased to $76.7 million for the nine months ended November 3, 2018 from $75.9 million for the nine months ended October 28, 2017.  The net increase of $0.8 million and 1.1% was attributable to a $1.9 million increase in salaries, partly attributable to minimum wage increases, a $0.5 million increase in foreign exchange translation losses and  a $1.7 million decrease in non-cash stock-based compensation expense. As a percentage of sales, selling, general and administration expenses excluding the impact of these items increased to 59.2% from 55.2%, due to deleveraging of fixed costs as a result of the negative comparable sales.

Results from Operating Activities.  Losses from operating activities increased by $10.2 million, to $26.4 million for the nine months ended November 3, 2018 from a loss of $16.2 million for the nine months ended October 28, 2017. Excluding the impact of executive separation costs, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the nine months ended November 3, 2018 and October 28, 2017, results from operating activities increased by $5.2 million, to $18.3 million from a loss of  $13.1 million for the nine months ended October 28, 2017.

Recovery of Income Taxes.  Recovery of income taxes increased by $1.8 million, to a recovery of $5.9 million for the nine months ended November 3, 2018 from a recovery of $4.0 million for the nine months ended October 28, 2017. The increase was due primarily to an increase in recovery of income taxes attributable primarily to lower results from operating activities, partially offset by a $0.9 million tax provision in connection with an uncertainty in the eventual outcome of a tax position the Company has taken.  The Company’s effective tax rates were 22.4% and 24.6% for the nine months ended November 3, 2018 and October 28, 2017, respectively.  Adjusting the November 3, 2018 effective tax rate for the provision taken on uncertain tax position, the Company’s effective tax rate would have been 27.0%.

Liquidity and Capital Resources

As at November 3, 2018, the Company had $18.7 million of cash primarily held with major Canadian financial institutions. Working capital was $55.1 million as at November 3, 2018, compared to $77.2 million as at February 3, 2018.

The Company’s primary sources of liquidity are cash on hand and cash flows from operations. The Company’s primary cash needs are to support the increase in inventories and for capital expenditures related to new stores, store renovations and infrastructure investments.

Capital expenditures typically vary depending on the timing of new store openings, store renovations and infrastructure-related investments.

The Company’s primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. The Company’s working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as the Company takes title to increasing quantities of inventory in anticipation of its peak selling season in the fourth fiscal quarter. The Company funds its capital expenditures and working capital requirements from cash on hand and net cash provided by its operating activities.

The Company believes that its cash position and net cash provided by its operating activities will be adequate to finance its planned capital expenditures and working capital requirements for the foreseeable future.

Cash Flow

A summary of the Company’s cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended		For the nine months ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Cash flows provided by (used in):
Operating activities	$(18,037)	$(16,134)	$(37,581)	$(19,976)
Investing activities	(2,880)	(3,498)	(7,271)	(9,295)
Financing activities	8	90	82	1,696
Decrease in cash	$(20,909)	$(19,542)	$(44,770)	$(27,575)

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities decreased to $18.0 million for the three months ended November 3, 2018 from $16.1 million for the three months ended October 28, 2017. The decrease in the cash flows used in operating activities was due primarily to lower results from operations and to an increase in working capital attributed to prepaid rents, due to the timing of quarter end, and higher investments in inventory to support the sales for the holiday season.

Net cash used in operating activities decreased to $37.6 million for the nine months ended November 3, 2018 from $20.0 million for the nine months ended October 28, 2017. The decrease in the cash flows used in operating activities was due primarily to lower results from operations and to an increase in working capital attributed to prepaid rents, due to the timing of quarter end, and higher investments in inventory in comparison to the nine months ended October 28, 2017.

Cash Flows Provided by (Used in) Investing Activities

Capital expenditures decreased by $0.6 million, to $2.9 million for the three months ended November 3, 2018 from $3.5 million for the three months ended October 28, 2017. The decrease was primarily due to a lower number of new store build-outs and store renovations.

Capital expenditures decreased by $2.0 million, to $7.3 million for the nine months ended November 3, 2018 from $9.3 million for the nine months ended October 28, 2017. The decrease was primarily due to a lower number of new store build-outs and store renovations.

Cash Flows Provided By Financing Activities

Net cash flows provided by financing activities were $0.0 million and $0.1 million for the three and nine months ended November 3, 2018, compared to $0.1 million and $1.7 million, respectively, for the three and nine months ended October 28, 2017.

Credit Facility

In June 2018, the Company entered into a two year revolving credit facility, the Amended Credit Agreement, with a major Canadian financial institution, it lender.

The Amended Credit Agreement subjects the Company to certain financial covenants entered into between the Company and its lender. Without the prior written consent of the lender, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1:00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15.0 million. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the lender’s prime rate, U.S. bank rate and LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility.

The Amended Credit Agreement also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become a guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at November 3, 2018 and February 3, 2018, the Company did not have any borrowings under the Amended Revolving Facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended February 3, 2018 filed with the SEC on April 19, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

The Company’s management, with the participation of the Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of its disclosure controls and procedures as of November 3, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of November 3, 2018, the Interim Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and nine-month period ended November 3, 2018 that have materially affected or are reasonably likely to materially affect the Company’s internal controls over financial reporting.

Item 1.  Legal Proceedings

The Company is, from time to time, subject to claims and suits arising in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of any matters in which the Company is currently involved will have a material adverse effect on its financial position or on its results of operations.

On June 1, 2018, certain investment funds managed by Porchlight Equity Management LLC (the “Porchlight Funds”) filed an Application for declaratory judgment in the Superior Court in the District of Montreal, Province of Québec (the “Initial Action”) against Rainy Day Investments, our controlling shareholder, and Herschel Segal, who controls Rainy Day Investments. The Company and its directors were named as “mis en cause”, also referred to as an impleaded party. The Initial Action related to a 2013 settlement agreement between the Porchlight Funds and Rainy Day Investments. On July 20, 2018, the Initial Action was discontinued.

On July 24, 2018, the Porchlight Funds filed an “Application for declaratory judgment and for the issuance of orders for relief from oppression and to prohibit defendant Herschel Segal from holding the office of director and/or executive chairman and/or chief executive officer of [the Company]” in the Superior Court in the District of Montreal, Province of Québec against Rainy Day Investments and Herschel Segal (the “Second Action”). The Company and its directors were again named as impleaded parties. The allegations contained in the Second Action were similar to those contained in the Initial Action. In October 2018, the Second Action was discontinued.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2018 and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended November 3, 2018, as filed with the SEC, which could materially affect our business, financial condition or future results.

If any of such risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment in the Company. Although we believe that we have identified and discussed as referred to above the key risk factors affecting our business, there may be additional risks and uncertainties that are not currently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities

Recent Sales of Unregistered Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Indemnification Agreements

On December 10, 2018, the Company entered into an Indemnification Agreement with Frank Zitella, the Company’s recently appointed Chief Financial Officer.  The Company also expects to enter into the Indemnification Agreement with its future officers and directors.

The Indemnification Agreement requires the Company to indemnify these individuals to the fullest extent permitted by the laws of the Province of Québec and the federal laws of Canada applicable in the Province of Québec, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

The foregoing summary description of the material terms of the Indemnification Agreement does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of form of Indemnification Agreement, which was attached as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on September 13, 2018 and incorporated herein by reference.

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

DAVIDsTEA Inc.

	By:	/s/ Herschel Segal
Date: December 13, 2018	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer (principal executive officer)

	By:	/s/ Frank Zitella
Date: December 13, 2018	Name:	Frank Zitella
	Title:	Chief Financial Officer (principal accounting officer and principal financial officer)