Form 10-K
period 2019-02-02
DAVIDsTEA Inc.
filed 2019-05-02
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 001-37404

DAVIDsTEA Inc.
(Exact name of registrant as specified in its charter)

Canada	98-1048842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5430 Ferrier Mount-Royal, Québec, Canada, H4P 1M2
(Address of principal executive offices)

(888) 873-0006

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered	Trading Symbol for Each Class
Common shares, no par value per share	NASDAQ Global Market	DTEA

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 3, 2018, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$37,327,359.

As of April 17, 2019, 26,018,832 common shares of the registrant were outstanding.

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DAVIDsTEA Inc. and our consolidated subsidiary.

EXPLANATORY NOTE

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act, qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing on the reporting forms available to foreign private issuers, although the Company is not required to do so. We are permitted to file our audited consolidated financial statements with the SEC under International Financial Reporting Standards (“IFRS”), as issued by the International Accounting Standards Board (“IASB”), without a reconciliation to U.S. generally accepted accounting principles (“U.S. GAAP”). As a result, we do not prepare a reconciliation of our results to U.S. GAAP. It is possible that certain of our accounting policies could be different from U.S. GAAP.

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

2

PART I

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

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	Our ability to manage significant changes to our Board of Directors and leadership team;

•	Our efforts to expand beyond retail stores;

•	Our ability to maintain our brand image;

•	Significant competition within our industry;

•	The effect of a decrease in customer traffic to the shopping malls, centers and street locations where our stores are located;

•	The results of our transfer pricing audit;

•	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;

•	Changes in consumer preferences and economic conditions affecting disposable income;

•	Our ability to source, develop and market new varieties of teas, tea accessories, food and beverages;

•	Our reliance upon the continued retention of key personnel;

•	The impact from real or perceived quality or safety issues with our teas, tea accessories, food and beverages;

•	Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities;

•	The impact of weather conditions, natural disasters and manmade disasters on the supply and price of tea;

•	Actual or attempted breaches of data security;

•	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;

•	Adverse publicity as a result of public disagreements with our shareholders;

•	Fluctuations in exchange rates; and

•	The seasonality of our business.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially-available relevant information. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur, and investors are cautioned not to unduly rely upon these statements.

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

ITEM 1. BUSINESS

DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its subsidiary. All references to “Fiscal 2016” are to the Company’s fiscal year ended January 28, 2017. All references to “Fiscal 2017” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2016, January 28, 2017 and February 2, 2019 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

Our Company

DAVIDsTEA is a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related gifts, accessories, food and beverages primarily through 237 company-operated DAVIDsTEA stores as of February 2, 2019, and our website, davidstea.com. We offer primarily proprietary tea blends that are exclusive to DAVIDsTEA, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

In our retail stores, we strive to make the enjoyment of tea a multi‑sensory experience by facilitating customers’ interaction with our products through education and sampling, which allows our customers the opportunity to appreciate the compelling attributes of tea as well as the ease of preparation. We design our stores with a modern and minimalistic aesthetic that, coupled with our teal‑colored logo, create an inviting atmosphere and stand in stark contrast to common perceptions of tea as a more traditional product. Our in‑store “Tea Guides” help novice and experienced tea drinkers alike select from the approximately 135 premium teas and tea blends featured on our “Tea Wall,” which is the focal point of our stores.

Our website presents customers with educational information to guide their exploration of tea, serving a similar function as the “Tea Guides” in our retail stores. Additionally, on our website customers can purchase our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories, as well as certain products that are exclusive to our website.

We have a dedicated and highly experienced product development team that is constantly creating new tea blends using high‑quality ingredients from around the world and identifying new tea products designed to match customers’ tastes as they evolve. We capitalize on our product development capabilities by rotating new tea blends each year into our offering. The product development team also infuses innovation into our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages, providing our customers with fun, inventive and convenient ways to enjoy tea.

We intend to focus our attention on continuing to improve and develop new and innovative teas products and tea-related gift offerings. To enhance our retail operations, we plan to reinvigorate our stores through creative merchandising that better highlights the functional benefits of our growing wellness collection of teas. We plan to grow our latte and custom beverage experience and offerings. We also plan to build on the investments we have already made in our website. Aiming to simulate for our online customers the experience of our retail stores, we plan to provide customers additional expertise published by our Tea Guides, a community-focused platform that builds on our existing customers and fans, and other features designed to facilitate our customers in their discovery of tea. Relatedly, we also plan to continue to implement new digital marketing strategies not only to retain the business of existing customers, but to also increase brand awareness and attractiveness to potential new customers. Finally, we intend to expand our wholesale channel, strategically placing our tea products in specialty grocery stores, pharmacies, hotels and restaurants, which will allow us to continue to enhance brand awareness of DAVIDsTEA throughout Canada and the United States.

Our Market and Competition

The markets for tea products in Canada and the United States are highly fragmented. We compete with a large number of relatively small independently owned tea retailers and a number of regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers and internet suppliers, as well as with houseware retailers and suppliers that offer tea wares and related accessories.

We believe we differentiate ourselves from our competitors because we are considered by our customers as tea experts and by the excellence of our blended and straight teas, through our distinct retail experience, our broad product offering that ranges from loose leaf tea to beverage to ready-to-drink (“RTD”), the potential broad demographic appeal of our brand, innovative tea products driven by customer insights, the effectiveness of our website, www.davidstea.com, and digital and community focused marketing strategies, and our passionate customer-focused culture supported by our experienced management team and dedicated board members.

Our Product Offerings

We offer a significant variety of premium loose‑leaf teas and pre-packaged teas, tea sachets and tea-related gifts and accessories. We also offer on‑the‑go tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts can be enjoyed by consumers at home, on‑the‑go or at work. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Our tea collection features over 30% certified organic tea, and to our knowledge makes us the largest organic loose-leaf provider on the market. We carry only responsibly sourced and fairtrade certified blends. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including from China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka and South Africa. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient. Our tea-related gifts include special edition seasonal and holiday gift packages as well as novelty themed gifts that continue to innovate with new themes, seasonal collections and visually-appealing gift boxes designed for entertaining. Our tea gifts are all either fully recyclable or compostable.

Tea Accessories

Our tea accessories are created to make the tea preparation process and tea experience more convenient, fun and easy at home or on-the-go. Tea accessories include tea mugs, travel mugs, teacup sets, teapots, tea makers, kettles, infusers, filters, frothers, tins and spoons. Many of our accessories are crafted with unique functional features to improve tea preparation and consumption as well as with visually-appealing colors and designs consistent with our brand aesthetic.

Food and Beverages

Our retail stores offer tea beverages and food products for on‑the‑go consumption. Our beverages range from standard hot or iced tea to our “Tea Lattes”.

Distribution Channels

Retail Stores and Operations

Our Stores

As of February 2, 2019, our retail footprint consisted of 189 stores in Canada and 48 stores in the United States. Our retail stores are located primarily within malls, including lifestyle centers and outlets, and on street locations. Each store exterior prominently displays the DAVIDsTEA teal signage.

Distinctive Retail Experience

The DAVIDsTEA experience starts with our in-store Tea Guides. Our employees’ passions for tea and wellness permeate our culture and are rooted in a deep knowledge of, and desire to share, the compelling attributes of tea. A key element of the retail experience is our “Tea Wall,” a focal point of the store. Our Tea Guides help to create a highly interactive and immersive multi-sensory experience for our customers. The Tea Guides facilitate customers’ interaction with our products through education and sampling, which allows our customers the opportunity to appreciate the compelling attributes of tea as well as the ease of preparation. Every visit to our stores is designed to create a sense of adventure for our customers, novice and experienced tea drinkers alike, as our knowledgeable, personable and passionate Tea Guides assist our customers in navigating the “Tea Wall” by selecting a variety of teas for customers to smell based on their taste preferences.

Site Selection and Store Portfolio

We seek to maintain our stores in strategic locations that support the brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We regularly review our store portfolio, identifying new store locations and monitoring existing locations for sufficient levels of customer traffic to maintain successful stores. We actively monitor and manage the performance of our stores and increasingly seek to incorporate information learned through the monitoring process into our analyses for future site selection and store retention decisions.

Store Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance, allowing us to identify and reward teams that meet our high standards. We use store-level scorecards that report key performance indicators, and we provide our store managers with a number of analytical tools to assist them in attaining optimum store performance including access to the key performance indicator reports, coaching logs for one‑on‑one meetings, weekly one‑on‑one meetings between our store managers and district managers, and annual evaluations. While our focus is on the overall performance of the team and our stores, we provide incentives to individual team members, store managers and district managers to encourage success.

•	Passion for Tea. We believe our passionate Tea Guides are a major element of our retail experience. We seek to recruit, hire, train, retain and promote qualified, knowledgeable and enthusiastic team members who share our passion for tea and strive to deliver an extraordinary retail experience to our customers.

•	Extensive Training. We have specific training and certification requirements for all new team members, including undergoing food handlers’ certification and foundational training. This process helps ensure that all team members educate our customers and execute our standards accurately and consistently. As team members progress to the assistant manager and manager levels, they undergo additional weeks of training in sales, operations and management.

•	Career Development and Individual Enrichment. We track and reward team member performance, which we believe incentivizes excellence and helps us identify top performers. Identifying such talent integral in supporting our growth, as many of our store managers and district managers are promoted from within our organization. In addition, we provide our employees with career development and opportunities for individual enrichment and empowerment.

Our rewarding corporate culture allows us to attract passionate and friendly employees who share a vision of making tea fun and accessible – which we believe is a key contributor to our success – and also reflects our belief in community engagement and doing right by our customers and employees.

Digital Retail

Our website, www.davidstea.com, features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories. To drive increased sales through our website, we utilize online‑specific marketing and promotions in addition to employing banner advertisements, search engine optimization and pay‑per‑click arrangements to help drive customer traffic to our website. We will be introducing new marketing and core gap features that will further enhance the website experience and improve its accessibility for mobile users.

Through our website, we can reach customers who may not live near one of our retail locations. We believe our website and our stores are complementary, as our website provides our store customers an additional channel through which to purchase our teas and tea‑related products while also helping drive awareness of and customer traffic to our stores.

Wholesale

We currently sell tea products to Hotel, Restaurant and Institution (“HRI”) distribution channels. In Fiscal 2018, we launched several select pre-packaged sachet offerings with a national Canadian grocer. We believe that the broad distribution of select tea blends helps to service not only existing customers but also attract new customers to our exclusive sachet tea offerings, while ultimately also driving greater brand awareness and traffic to our online and retail stores where our full selection of products including loose-leaf tea blends and packaged gifts become available.

Marketing and Advertising

We differentiate our business through a field‑based marketing approach to build brand awareness and drive customers to our stores and website in both new and existing markets. Our events sponsorship group engages directly in the communities around our stores, driving store visits by participating in both hyper‑local and large‑scale events where they offer product samplings and beverage coupons. These events are customized for each of our markets and are identified and coordinated by our local store managers and Tea Guides with support from our dedicated corporate events team.

In addition, we continue to leverage our growing digital presence, including through Facebook, Instagram, Twitter, Google+, Pinterest, LinkedIn, YouTube, Snapchat and Yelp, to increase our website sales and drive additional store visits within existing and new markets. Our marketing and advertising efforts are led by a strong marketing and merchandising team.

Product Development and Design

Our tea and merchandising teams travel throughout the world seeking premium teas and tea-related products. These teams consist of Tea Blend Developers, Product Designers, Category Merchants and Quality Control Personnel, who leverage our extensive experience in selecting and developing our product assortment. We constantly explore distinctive ingredients, flavors and trends that are popular in a variety of cultures, which we introduce to our customers through their incorporation in new teas. Our research and development team works with our blenders and suppliers to create new and exciting flavors of tea, which we rotate into our product offerings to attract new customers and to continue to pique the interest of existing customers. Our blending process focuses on magnifying the senses and bringing smell and taste to the forefront. We introduce new flavors and blends each month as well as around seasonal holidays. Through extensive research, we have identified key customer segments and preferences to help evaluate our product assortment and we have developed an effective product release cadence. We believe our focus on innovation and continual product development are key differentiating factors for our brand that drives our customers’ loyalty and supports our efforts to attract new customers.

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and stimulating at home or on-the-go. Since our merchandising team designs and develops most of our products in‑house, we are better positioned than our competitors who do not have such an in-house function to create the unique and proprietary designs that make consuming loose‑leaf tea easier and more fun for our customers. We believe the combination of our product selection and our product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers.

Sourcing and Manufacturing

We do not own or operate any tea estates or blending operations; instead, we work with vendors who source ingredients for our teas and tea blends from all over the world. The majority of our tea blenders are in either Germany or the United States. Since we founded the Company in 2008, we have developed strong relationships with our vendors. These relationships are important, as we depend on our vendors to provide us with the highest quality teas and ingredients from around the world. Our quality control process includes both in-house testing and vendor testing. Therefore, in addition to bringing our designs for tea blends to fruition, our vendors play an important role in quality control and in ensuring our teas meet applicable regulatory guidelines. Our tea merchandise is sourced from a number of suppliers who manufacture to our unique and proprietary designs.

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories to our stores and our online customers from distribution centers in Montréal, Québec, Sherbrooke, Québec and Champlain, New York. We use third-party logistics facilities in Sherbrooke, Québec and Champlain, New York. The Sherbrooke facility ships to our Canadian stores and Canadian online customers. The Champlain, New York facility ships to all our U.S. stores and to our U.S. online customers. Our products are typically shipped to our stores and our online customers via third‑party national transportation providers multiple times per week.

Management Information Systems

Our management information systems provide a full range of business process supports to our stores, our store operations and service support center teams. Additionally, we operate our website on an independent platform. We utilize a combination of industry‑standard and customized software systems to provide various functions related to point of sales, inventory management, warehouse management, and accounting and financial reporting.

Government Regulation

We are subject to labor and employment laws, import and trade restrictions laws, laws governing advertising, privacy and data security laws, safety regulations, and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. In the United States, we are subject to the regulatory authority of, among other agencies, the Federal Trade Commission (“FTC”) and the U.S. Food and Drug Administration (“FDA”). We are also subject to the laws of Canada, including the Canadian Food Inspection Agency, as well as provincial and local regulations. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

Insurance

We maintain third-party insurance for a number of risk management activities including, but not limited to, workers’ compensation, general liability, property, directors and officers, cyber insurance and employee-related health care benefits. We evaluate our insurance requirements on an ongoing basis to ensure that we maintain adequate levels of coverage.

Trademarks and Other Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. In addition to registered intellectual property, such as our patents and marks, we also rely upon trade secrets and know‑how to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including by availing ourselves of trademark and trade secret laws and by entering into confidentiality agreements with vendors, employees, consultants and others who have access to our proprietary information.

We own several trademarks and servicemarks that have been registered with the Canadian Intellectual Property Office and the U.S. Patent and Trademark Office, including DAVIDsTEA®. We have also registered our stylized logos, and we own domain names, including www.davidstea.com. In addition, we have registered or have applied to register one or more of our marks in a number of foreign countries and expect to continue to do so in the future. However, we cannot be certain that we can obtain the registration for the marks in every country where we apply for registration.

We must constantly protect against any infringement by competitors. If we believe a competitor has infringed or is infringing upon our rights, we may take legal action, which could result in litigation, in which case we may incur significant expenses and divert significant attention from our business operations.

Employees

As of the end of Fiscal 2018, we had 2,901 associates. As of February 2, 2019, we employed a total of 487 full‑time employees and 2,414 part‑time employees, with 467 in the United States and 2,434 in Canada. Of all those employees, 2,671 were employed in our store network and 230 were employed in corporate, distribution and direct channel support functions. None of our employees is represented by a labor union. We believe we have a good relationship with our employees.

Seasonality

Our business experiences seasonal fluctuations, reflecting increased sales during the holiday season in November and December. Our sales and income are generally highest in the fourth quarter, which includes the holiday sales period, and tends to be lowest in the second and third fiscal quarters. Therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must increase our inventory levels above those maintained during the rest of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in the third and fourth quarters in anticipation of the increased net sales during the holiday season. As a result of this seasonality, and generally because of variations in consumer spending habits, we experience fluctuations in net sales, earnings and working capital requirements during the year.

Corporate Information

DAVIDsTEA Inc. was incorporated under the Canada Business Corporations Act, or the CBCA, on April 29, 2008, and our principal executive offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. Our telephone number at our principal executive offices is (888) 873‑0006. Our website address is www.davidstea.com.

DAVIDsTEA Inc. owns a 100% equity interest in its sole subsidiary, DAVIDsTEA (USA) Inc., a corporation organized under the laws of Delaware.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports are filed with the Securities and Exchange Commission (the “SEC”) and the Québec Autorité des marchés financiers (the “AMF”). We are subject to the informational requirements of the Securities Act of 1933 (the “Securities Act”) and the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC and/or the AMF as required by applicable law.

Our website is located at www.davidstea.com, and our investor relations website is located at http://ir.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC and the AMF. To request a printed copy of this Annual Report on Form 10-K or consolidated financial statements and related MD&A as of and for the year ended February 2, 2019, which we will provide without charge, please contact the Company’s Chief Financial Officer at 5430, Ferrier Street, Town of Mount-Royal, H4P 1M2, or send an email to investors@davidstea.com. Additional information relating to the Company, including directors’ and officers’ remuneration and indebtedness, principal holders of the Company’s securities and securities authorized for issuance under equity compensation plans is also contained in the Company’s information circular, which will be available on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.

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

Risks Related to Our Business and Our Industry

Recent significant changes to our board of directors and our executive leadership team, any future loss of directors or executives, and the resulting transitions might harm our future operating results.

We have recently experienced significant changes to our board of directors and our leadership team. In June 2018, our shareholders elected seven new directors, two of whom subsequently resigned and were replaced in August 2018. We have an interim Chief Executive Officer and several other new members of our leadership team, including our Chief Financial Officer, our VP Supply Chain, our VP Marketing and VP of eCommerce, each of whom have joined the Company recently. These types of board and leadership changes have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate the new leadership team within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business. These changes could increase the volatility of our stock price. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

Our transfer pricing policies are subject to audit, an unfavorable outcome to which could take a disproportionate share of our management’s attention and negatively affect our financial condition.

We and our subsidiary engage in a number of intercompany transactions in various jurisdictions. Such activity subjects us to complex transfer pricing regulations in the countries in which we operate. There is a relatively high degree of uncertainty and inherent subjectivity in complying with these regulations. Tax examinations similarly are often complex, and tax authorities may disagree with the treatment of items reported by us and our transfer pricing methodology.

We are currently undergoing an audit by the Canada Revenue Agency (the “CRA”) on the subject of transfer pricing. We believe that these transactions reflect the accurate economic allocation of profit and risk and that proper contemporaneous transfer pricing documentation is in place. However, the ultimate outcome of any examination with respect to amounts owed by us may differ from the amounts recorded in our financial statements and might also include penalties and interest. Preliminary findings from the transfer pricing audit indicates a difference in the interpretation of the economics of the arrangement. Appealing an unfavorable outcome could require significant attention of senior management to the detriment of other aspects of our business. As well, the difference between what we have reserved and what the CRA auditors may find we owe may materially affect our financial position and financial results in the period or periods for which such determination is made.

Because our business is highly concentrated on a single, discretionary product category – tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, and food and beverages – we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing and selling loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumers’ tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions. These discretionary purchases may decline during recessionary periods or at other times when disposable income is lower. Our financial performance may become susceptible to economic and other conditions in regions where we have a significant number of stores. Our continued success will depend, in part, on our ability to anticipate, identify and respond quickly to changing consumer preferences and economic conditions.

We may not be able to obtain credit when desired on favorable terms, if at all, which may impact our ability to execute our current or future business strategies.

We anticipate that our current cash and cash equivalents will be sufficient to meet our current and anticipated needs for general corporate purposes during the next 12 months. However, it is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. In addition, we may not have access to the funds available under our credit agreement (the “Credit Agreement”) with the Bank of Montréal and BMO Capital Markets (collectively, the “Lender”). We are currently renegotiating our Credit Agreement with the Lender. As our negotiations with the Lender are ongoing, the outcome of such negotiations remains uncertain. If we are successful in renegotiating our Credit Agreement and then breach covenants in that renegotiated credit agreement, the Lender could make the loans outstanding under that renegotiated credit agreement immediately due and payable. If we do not generate sufficient cash flow from operations or otherwise, we may need additional financing to execute our current or future business strategies. We cannot assure you that additional financing will be available to us on favorable terms, if at all. To the contrary, we expect that future lending would be under more restrictive terms than those presently upon us. If adequate funds are not available or not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

We have defaulted on the Credit Agreement. Although the Lender is forbearing declaring any event of default, if we do not successfully cure our default, in the event we need funds to execute our strategy, the Lender could limit access to liquidity, which would have negative consequences on our long-term business plan.

On April 24, 2015, we entered into the Credit Agreement with the Lender. The Credit Agreement was amended on September 15, 2016 and June 11, 2018. The Credit Agreement contains various affirmative and negative covenants. Among the covenants are maintenance of a coverage ratio, which requires that we maintain on a consolidated basis a minimum fixed charge coverage ratio of 1.10:1.00; delivery of a borrower base certificate and a compliance certificate; and delivery of a quarterly compliance certificate. Failure to abide by one of these financial and reporting covenants constitutes an event of default under the Credit Agreement.

On February 5, 2019, we received a notice from the Lender that we were in breach of the Credit Agreement’s financial and reporting covenants. In the same notice, the Lender indicated that it was tolerating the existence of these events of default. We have entered into good-faith negotiations with the Lender to replace terms of the Credit Agreement with those we intend to be able to keep. In the meantime, we are unable to make any borrowing requests until a new agreement has been entered into, or as otherwise permitted in writing by the Lender. This could limit immediate access to liquidity, which would have a negative outcome on our financial condition. Further, the Lender has not waived any events of default and reserved all of its rights under the Credit Agreement. Declaration of an event of default would raise serious doubts about our ability to borrow money on terms favorable to us, which would have negative consequences on our ability to achieve our long-term business plan or to take advantage of future opportunities.

Expanding our focus to online sales and wholesale alongside our retail stores will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Growing our business in historically non-core channels will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with expansion forecasts for the future. It may also require us to enhance our store management systems, financial and management controls and information systems, and to hire, train and retain personnel. Implementing new systems, controls and procedures, to our infrastructure and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

We have experienced a slowdown in the growth rate of our business during the past few years and negative comparable store sales, meaning our former high levels of growth may not be achieved in future periods.

We have experienced significant fluctuation in the growth rate of our business during the last several years. Although we have planned initiatives to support the growth of our business, such as continued investment in our online presence, increased marketing and product development to support our wholesale business, or changes to our promotional strategy, we cannot be sure that these initiatives will not negatively affect our gross margins in the short term depending on the timing and extent of our realization of the costs and benefits of such initiatives.

Similarly, we may not be able to regain the levels of comparable store sales that we have experienced historically. If our future comparable store sales continue to decline, our financial results will suffer. A variety of factors affect comparable store sales including increasing consumer use of e-commerce online retail options, which may not be recaptured by consumers’ use of our website, consumer tastes, competition, current economic conditions, pricing, and decreases in consumer traffic in shopping malls or other locations in which our stores are located. These factors may cause our comparable store sales results to be materially lower than previous periods and our expectations, which could harm our results of operations and result in a decline in the price of our common shares.

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

Our success depends, in part, on our ability to continue to source, develop and market new varieties of teas and tea blends, tea-related gifts, accessories, and food and beverages that meet our high standards and customer preferences.

We currently offer approximately 135 varieties of teas and tea blends and a wide assortment of tea-related gifts, accessories and food and beverages. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted extensive customer market research in order to target our development, however, failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

Because we rely on a limited number of third‑party suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of decentralized vendors to supply us with straight tea and specially blended teas on a continuous basis. Our financial performance depends in large part on our ability to purchase tea in sufficient quantities at competitive prices from these vendors. In general, we do not have long‑term purchase contracts or other contractual assurances of continued supply, pricing or exclusive access to products from these vendors.

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

More generally, if we experience significant increased demand for our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, or food and beverages, or need to replace an existing vendor, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and that any new vendor may not allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs as a result of the time it takes to train our suppliers and manufacturers in our methods, products and quality control standards. In particular, the loss of a tea vendor would necessitate that we work with our new vendors to replicate our tea blends, which could result in our inability to sell such tea blends for a period of time or in a change of quality in our tea blends. Any delays, interruption or increased costs in the supply of loose‑leaf teas or the manufacture of our pre-packaged teas, tea sachets and tea-related gifts, and accessories could have an adverse effect on our ability to meet customer demand for our products and result in lower sales and profitability both in the short and long term.

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

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverage profitably or at all could be hurt if new trade restrictions are imposed or existing trade restrictions become more burdensome.

All of our teas and ingredients used in our blends are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, and accessories are currently manufactured outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, and tea accessories available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

Our failure to accurately forecast consumer demand for our products while increasing inventory levels could adversely affect our gross margins, cash flow and liquidity.

As we shift our focus towards tea and away from the sale of hard goods and accessories, we are increasing inventory levels of our tea products, which are perishable. In the event we are unable to adequately manage our inventory levels, we may be forced to either write off or sell expiring excess inventory at a discount, which could affect our financial performance. Further, if our strategy of focusing on tea rather than hard goods and accessories does not suit customer preferences, we could have a large volume of obsolete inventory that we may be required to write off or discount, which would negatively affect our gross margins and operating results. If our inventory and our forecasts exceed demand, our liquidity and cash flow may be adversely affected.

We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea, tea accessories, and food and beverages, which could have an adverse effect on our operating results.

We believe our customers rely on us to provide them with high‑quality teas, tea accessories, and food and beverages. Concerns regarding the safety of our teas, tea accessories, and food and beverages or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, tea accessories, and food and beverages, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving teas, tea accessories, and food and beverages sold at our stores, could discourage consumers from buying our teas, tea accessories, and food and beverages and have an adverse effect on our brand, reputation and operating results.

Furthermore, the sale of teas, tea accessories, and food and beverages entails a risk of product liability claims and the resulting negative publicity. For example, tea supplied to us could contain contaminants that, if not detected by us, could result in illness or death upon their consumption. Similarly, tea accessories, and food and beverages could contain contaminants or contain design or manufacturing defects that could result in illness, injury or death. It is possible that product liability claims will be asserted against us in the future.

We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recall could, individually and in the aggregate, be significant in any given fiscal year. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our teas, tea accessories, and food and beverages and have a negative impact on our future sales and results of operations.

Any loss of confidence on the part of our customers in the safety and quality of our teas, tea accessories, and food and beverages would be difficult and costly to overcome. Any such adverse effect could be exacerbated by our position in the market as a purveyor of quality teas, tea accessories, and food and beverages and could significantly reduce our brand value. Issues regarding the safety of any teas, tea accessories, and food and beverages sold by us, regardless of the cause, could have a substantial and adverse effect on our sales and operating results.

Third‑party failure to adequately receive, warehouse and ship our merchandise to our stores and online customers could result in lost sales or reduced demand for our teas, tea accessories, and food and beverages.

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

In addition, we currently rely upon third-party transportation providers for all of our product shipments from our distribution centers to our stores and online customers. Our utilization of third-party delivery services for our shipments is subject to risk, including increases in fuel prices, which would increase our shipping costs, employee strikes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. If we change shipping companies, we could face logistical difficulties that could adversely affect deliveries, and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from the third-party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

We rely on independent certification for a number of our products and our marketing of products marked “Organic”, “Fair Trade” and “Kosher”. Loss of certification within our supply chain or as related to our manufacturing process or failure to comply with government regulations pertaining to the use of the term organic could harm our business.

We rely on independent certification, such as “Organic,” “Fair Trade,” or “Kosher,” to differentiate some of our products from others. We offer one of the largest certified organic collections of tea in North America amongst branded tea retailers. We must comply with the requirements of independent organizations or certification authorities in order to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

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

We accept payments using a variety of methods, including cash, credit and debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. As a result, our business and operating results could be adversely affected.

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

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. For example, our stores in California and online sales to Californians subject us to the California Consumer Privacy Act, the standards and restrictions of which are more stringent than in other U.S. states. If applicable data privacy and marketing laws become more restrictive at the international, federal, state or provincial levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

Data security breaches could negatively affect our reputation, credibility and business.

We collect and store personal information relating to our customers and employees, including their personally identifiable information, and we rely on third parties for the operation of our e‑commerce site and for the various social media tools and websites we use as part of our marketing strategy. Consumers are increasingly concerned over the security of personal information transmitted over the Internet (or through other mechanisms), consumer identity theft and user privacy. Any perceived, attempted or actual unauthorized disclosure of personally identifiable information regarding our employees, customers or website visitors could harm our reputation and credibility, reduce our e‑commerce sales, impair our ability to attract website visitors, reduce our ability to attract and retain customers and result in litigation against us or the imposition of significant fines or penalties and could require us to expend significant time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information. We cannot be certain that any of our third‑party service providers with access to such personally identifiable information will maintain policies and practices regarding data privacy and security in compliance with all applicable laws, or that they will not experience data security breaches or attempts thereof which could have a corresponding adverse effect on our business.

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

Use of social media platforms, user review and recommendation websites and other forms of online communications provides individuals with access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, especially with respect to advertising and consumer privacy, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely affect our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted online by unaffiliated third parties, whether seeking to pass themselves off as us or not, at any time, which may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

Fluctuations in our results of operations for the fourth fiscal quarter have a disproportionate effect on our overall financial condition and results of operations.

Our business is seasonal and, historically, we have realized a higher portion of our sales, earnings and cash flow from operations in the fourth fiscal quarter, due to the impact of the holiday selling season. Any factors that harm our fourth fiscal quarter operating results, including disruptions in our supply chain, ability of our supply chain to handle higher volumes, adverse weather or unfavorable economic conditions, could have a disproportionate effect on our results of operations for the entire fiscal year.

In order to prepare for our peak shopping season, we must order and maintain higher quantities of inventory than we would carry at other times of the year. As a result, our working capital requirements also fluctuate during the year, increasing in the second and third fiscal quarters in anticipation of the fourth fiscal quarter. Any unanticipated decline in demand for our loose‑leaf teas, pre‑packaged teas, tea sachets, tea-related gifts, and accessories during our peak shopping season could require us to sell excess inventory at a substantial markdown, which could diminish our brand and reduce our sales and gross profit.

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

We face risks from Brexit.

Although none of our suppliers or manufacturers are based the United Kingdom, a significant portion of our tea comes suppliers in European Union countries, such as Germany. The lack of clarity about Brexit and the future laws and regulations of the United Kingdom creates uncertainty for us, as the outcome of these negotiations may affect our business and operations. Additionally, there also is a risk that countries where our suppliers and manufacturers are located may decide to leave the European Union. The uncertainty surrounding Brexit not only potentially affects our business in the European Union, but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. From time to time, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, these may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

We currently report our financial results under IFRS, which differs in certain significant respects from U.S. GAAP.

We report our financial statements under IFRS. There have been and there may in the future certain significant differences between IFRS and U.S. GAAP, including but not limited to differences related to revenue recognition, share-based compensation expense, income tax, impairment of long-lived assets and earnings per share. As a result, our financial information and reported earnings for historical or future periods could be significantly different if they were prepared in accordance with U.S. GAAP. As a result, you may not be able to meaningfully compare our financial statements under IFRS with those companies that prepare financial statements under U.S. GAAP.

Changes to estimates related to our property, fixtures and equipment or operating results that are lower than our current estimates at certain store locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

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

Further, we have significant long-term lease obligations. If our cash flows and capital resources are insufficient to fund our lease obligations, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness.

If we are unable to attract, train, assimilate and retain employees that embody our culture, including store personnel, store and district managers and regional directors, we may not be able to grow or successfully operate our business.

Our success depends in part upon our ability to attract, train, assimilate and retain a sufficient number of employees, including Tea Guides, store managers, district managers and regional directors, who understand and appreciate our culture, represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages we offer, our ability to open new stores may be impaired, the performance of our existing and new stores could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

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

From time to time, third parties have sold our products using our name without our consent, and, we believe, have infringed or misappropriated our intellectual property rights. We respond to these actions on a case‑by‑case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain, Our failure to register or protect our trademarks could prevent us in the future from using our trademarks or challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, impede our marketing efforts, negatively affect customers’ perception of our brand, stores and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims brought by or against us could result in substantial costs and a significant distraction for management and have a negative impact on our business. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third‑party intellectual property rights, or that we will not be accused of doing so in the future.

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

Our stock price may be volatile or may decline

Our common shares have traded as high as US$29.97 and as low as US$1.07 during the period from our IPO to April 17, 2019.

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

Responding to actions by activist stockholders can be costly and time-consuming and may divert the attention of management and our employees. The review, consideration, and response to public announcements or criticism by any activist shareholder, or litigation initiated by such shareholders, requires the expenditure of significant time and resources by us. We have previously experienced shareholder activism, which became the subject of contention among other of our significant shareholders and ultimately resulted in changes to our Board of Directors and management. Additional public disagreements or proxy contests for the election of directors at our annual meeting could require us to incur significant legal fees and proxy solicitation expenses, may negatively affect our stock price, potentially result in litigation, and may have other material adverse effects on our business.

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

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 3, 2019. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on August 3, 2019 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2019, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate	Lease
Location	Use	Square Feet	Renewal Date
Montréal, Québec	Executive and Administrative Offices	22,000	October 31, 2023
Montréal, Québec	Distribution Center	61,500	June 30, 2021

As of February 2, 2019, we operated 237 company-operated stores, with 189 stores in Canada and 48 stores in the United States, consisting of approximately 220,000 gross square feet. All of our stores are leased from third parties and the leases typically have 10-year terms. Most leases for our retail stores provide for a minimum rent, typically including rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of February 2, 2019:

Number of
Locations in Canada	Stores
Alberta	26
British Columbia	30
Manitoba	6
Newfoundland	2
New Brunswick	3
Nova Scotia	5
Ontario	63
Prince Edward Island	1
Québec	50
Saskatchewan	3
Total stores in Canada	189

Number of
Locations in the United States of America	Stores
California	8
Connecticut	2
Florida	1
Illinois	8
Indiana	1
Massachusetts	10
Maryland	2
Minnesota	1
New Jersey	2
New York	6
Ohio	3
Pennsylvania	1
Vermont	1
Washington	1
Wisconsin	1
Total stores in the United States of America	48

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as noted above, we are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been listed on the NASDAQ Global Market under the symbol “DTEA” since June 2015. Prior to that date, there was no public trading of our common shares. As of April 17, 2019, there were approximately 13 holders of record of our common shares.

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

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from June 4, 2015 through February 2, 2019. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of June 4, 2015. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended February 2, 2019 and February 3, 2018 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended January 28, 2017, January 30, 2016 and January 31, 2015 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with IFRS. These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$212,753	$224,015	$215,984	$180,690	$141,883
Cost of sales	114,774	116,772	107,534	85,359	64,185
Gross profit	97,979	107,243	108,450	95,331	77,698
Selling, general and administration expenses	125,722	131,930	114,756	80,116	66,565
Results from operating activities	(27,743)	(24,687)	(6,306)	15,215	11,133
Finance costs	1,614	2,371	76	1,051	2,345
Finance income	(700)	(567)	(479)	(348)	(133)
Accretion of preferred shares	-	-	-	401	1,044
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	-	-	-	140,874	380
IPO-related costs	-	-	-	-	856
Settlement cost related to former option holder	-	-	-	-	520
Income (loss) before income taxes	(28,657)	(26,491)	(5,903)	(126,763)	6,121
Provision for income tax (recovery)	4,882	2,010	(2,235)	4,668	(333)
Net income (loss)	$(33,539)	$(28,501)	$(3,668)	$(131,431)	$6,454

Weighted average number of shares outstanding - basic	25,967,836	25,716,186	24,699,290	19,776,946	11,984,763
Net income (loss) per share:
Basic and fully diluted	$(1.29)	$(1.11)	$(0.15)	$(6.65)	$0.54

Consolidated balance sheet data (at year end):
Cash	$42,074	$63,484	$64,440	$72,514
Total assets	$122,500	$147,936	$174,334	$158,972
Total liabilities	$55,044	$46,568	$40,884	$24,935
Total equity	$67,456	$101,368	$133,450	$134,037

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have taken into account all information available to us up to May 2, 2019, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on May 2, 2019.

All financial information contained in this annual MD&A and in the audited annual consolidated financial statements has been prepared in accordance with IFRS, except for certain non-GAAP information discussed in this Annual Report on Form 10-K. As a foreign private issuer, we are permitted to file our audited consolidated financial statements with the SEC under IFRS without a reconciliation to U.S. GAAP and as a result, we do not prepare a reconciliation of our results to U.S. GAAP. It is possible that certain of our accounting policies could be different from GAAP. All monetary amounts in this MD&A are expressed in Canadian dollars, except for share and per share data and where otherwise indicated.

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of February 2, 2019 and February 3, 2018 and for the years ended February 2, 2019, February 3, 2018, and January 28, 2017 which are contained in this Annual Report on Form 10-K.

Accounting Periods

All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019. All references to “Fiscal 2017” are to the Company’s fiscal year ended February 3, 2018.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended February 2, 2019 covers a 52-week fiscal period, and the year ended February 3, 2018 covers a 53-week fiscal period.

Overview

We are a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages primarily through 237 company-operated DAVIDsTEA stores as of February 2, 2019, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section of this Form 10-K.

Fiscal 2018 Highlights

During Fiscal 2018, sales declined by $11.3 million and 5% over the prior year to $212.8 million. Net loss increased by $5.0 million to $33.5 million for the year from a net loss of $28.5 million in Fiscal 2017. Adjusted EBITDA in Fiscal 2018 was a loss of $1.3 million and compares to $12.8 million in Fiscal 2017.

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

The fiscal year ended February 3, 2018 included 53 weeks instead of the normal 52 weeks which are included in the fiscal year ended February 2, 2019. As a result, changes in comparable same store sales are not consistent with changes in net sales reported for other fiscal periods.

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

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to our credit facility, long-term debt and finance lease obligations.

Finance Income. Finance income consists of interest income on cash balances.

Provision for Income Tax. Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, gain (loss) on derivative financial instruments, loss on disposal of property and equipment, impairment of property and equipment and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. For a reconciliation of net loss to Adjusted EBITDA, refer to page 37 of this Annual Report on Form 10-K.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018
Consolidated statement of loss data:
Sales	$83,144	$86,662	$212,753	$224,015
Cost of sales	43,581	42,178	114,774	116,772
Gross profit	39,563	44,484	97,979	107,243
Selling, general and administration expenses	40,857	52,926	125,722	131,930
Results from operating activities	(1,294)	(8,442)	(27,743)	(24,687)
Finance costs	1,377	1,756	1,614	2,371
Finance income	(126)	(147)	(700)	(567)
Loss before income taxes	(2,545)	(10,051)	(28,657)	(26,491)
Provision for income tax	10,733	6,040	4,882	2,010
Net loss	$(13,278)	$(16,091)	$(33,539)	$(28,501)

Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	52.4%	48.7%	53.9%	52.1%
Gross profit	47.6%	51.3%	46.1%	47.9%
Selling, general and administration expenses	49.1%	61.1%	59.1%	58.9%
Results from operating activities	-1.6%	-9.7%	-13.0%	-11.0%
Finance costs	1.7%	2.0%	0.8%	1.1%
Finance income	-0.2%	-0.2%	-0.3%	-0.3%
Loss before income taxes	-3.1%	-11.6%	-13.5%	-11.8%
Provision for income tax	12.9%	7.0%	2.3%	0.9%
Net loss	-16.0%	-18.6%	-15.8%	-12.7%
Other financial and operations data:
Adjusted EBITDA (1)	$10,940	$16,397	$(1,272)	$12,819
Adjusted EBITDA as a percentage of sales	13.2%	18.9%	-0.6%	5.7%
Number of stores at end of year	237	240	237	240
Comparable sales growth (decline) for year (2)	-1.6%	-6.0%	-6.1%	-6.0%

__________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.

(2)	Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income are not a presentation made in accordance with IFRS, and the use of the term Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income provide investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income are frequently used by securities analysts, lenders and others in their evaluation of companies, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income do not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables present a reconciliation of Adjusted Selling, General and Administration expenses, Adjusted results from Operating Activities, Adjusted EBITDA to our net loss, Adjusted Net Income (Loss) and Adjusted Fully Diluted Income (Loss) per common share determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018

Selling, general and administration expenses	$40,857	$52,926	$125,722	$131,930
Executive separation costs (a)	(440)	(151)	(1,280)	(2,225)
Impairment of property and equipment and intangible assets (b)	(6,675)	(10,098)	(9,960)	(15,069)
Impact of onerous contracts (c)	(66)	(11,767)	(552)	(7,854)
Strategic review and proxy contest costs (d)	(55)	-	(3,593)	-
ERP project termination (e)	(2,496)	-	(2,496)	-
Adjusted selling, general and administration expenses	$31,125	$30,910	$107,841	$106,782

___________

(a)	Executive and employee separation costs represent salary owed to certain former executives and employees payable as part of their separation of employment from the Company

(b)	Represents costs related to impairment of property and equipment for stores and intangible assets.

(c)	Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and twelve months ended February 2, 2019 includes $13 and $825, respectively, related to the strategic review process, nil and $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $42 and $1,900, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018

Results from operating activities	$(1,294)	$(8,442)	$(27,743)	$(24,687)
Executive separation costs (a)	440	151	1,280	2,225
Impairment of property and equipment and intangible assets (b)	6,675	10,098	9,960	15,069
Impact of onerous contracts (c)	66	11,767	552	7,854
Strategic review and proxy contest costs (d)	55	-	3,593	-
ERP project termination (e)	2,496	-	2,496	-
Adjusted results from operating activities	$8,438	$13,574	$(9,862)	$461

__________

(a)	Executive and employee separation costs represent salary owed to certain former executives and employees payable as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property and equipment and intangibles assets for stores.

(c)	Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and twelve months ended February 2, 2019 includes $13 and $825, respectively, related to the strategic review process, nil and $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $42 and $1,900, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

Reconciliation of Adjusted EBITDA to our net loss

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018

Net loss	$(13,278)	$(16,091)	$(33,539)	$(28,501)
Finance costs	1,377	1,756	1,614	2,371
Finance income	(126)	(147)	(700)	(567)
Depreciation and amortization	2,105	2,341	8,203	9,905
Recovery of income tax	10,733	6,040	4,882	2,010
EBITDA	$811	$(6,101)	$(19,540)	$(14,782)
Additional adjustments :
Stock-based compensation expense (a)	218	283	211	2,021
Executive separation costs related to salary (b)	440	151	1,280	2,033
Impairment of property and equipment and intangible assets (c)	6,675	10,098	9,960	15,069
Impact of onerous contracts (d)	66	11,767	552	7,854
Deferred rent (e)	42	165	25	542
Loss on disposal of property and equipment	137	34	151	82
Strategic review and proxy contest costs (f)	55	-	3,593	-
ERP project termination (g)	2,496	-	2,496	-
Adjusted EBITDA	$10,940	$16,397	$(1,272)	$12,819

_________

(a)	Represents non-cash stock-based compensation expense.

(b)	Executive and employee separation costs related to salary represent salary owed to certain former executives and employees as part of their separation of employment from the Company.

(c)	Represents costs related to impairment of property and equipment and intangibles assets for stores.

(d)	Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our rent expense has been above or below our cash rent payments.

(f)	Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and twelve months ended February 2, 2019 includes $13 and $825, respectively, related to the strategic review process, nil and $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $42 and $1,900, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

(g)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives. Includes $1,724 that was capitalized at November 3, 2018 and $772 that was expensed during the fourth quarter.

Reconciliation of reported results to Adjusted Net Income (Loss)

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018

Net loss	$(13,278)	$(16,091)	$(33,539)	$(28,501)
Executive separation costs (a)	440	151	1,280	2,225
Impairment of property and equipment and intangible assets (b)	6,675	10,098	9,960	15,069
Impact of onerous contracts and accretion expense (c)	140	13,501	803	10,146
Strategic review and proxy contest costs (d)	55	-	3,593	-
ERP project termination (e)	2,496	-	2,496	-
Income tax expense adjustment (f)	(2,687)	(6,313)	(4,866)	(7,444)
Write-down of deferred income tax assets (g)	9,500	6,409	9,500	6,409
Provision for uncertain tax positions (h)	3,060	-	4,000	-
Impact of change in U.S. tax rates (i)	-	1,986	-	1,986
Adjusted net income (loss)	$6,401	$9,741	$(6,773)	$(110)

________

(a)	Executive separation costs related to salary represent salary owed to former executives as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property and equipment and intangibles assets for stores.

(c)	Represents provisions, non-cash reversals, utilization and the accretion expense related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract. The accretion expense on provisions for onerous contracts is included in Finance costs on the Consolidated Statement of Comprehensive Income (Loss) for the three months and twelve months ended February 2, 2019.

(d)	Represents costs related to a corporate strategic review process as well as costs related to the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. Costs for the three and twelve months ended February 2, 2019 includes $13 and $825, respectively, related to the strategic review process, nil and $868 for incremental directors and officers run-off insurance costs incurred prior to the annual meeting on June 14, 2018, and $42 and $1,900, respectively, for costs incurred in connection with the proxy contest, including nil and $957, respectively, paid to Rainy Day Investments Ltd., a controlling shareholder, for third-party costs incurred by it, as approved by the independent members of the Board of Directors of the Company.

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

(f)	Removes the income tax impact of items referenced in notes (a), (b), (c) and (d).

(g)	Represents a write-down of the U.S. entity's deferred income tax assets.

(h)	Represents provision for uncertain tax positions regarding ongoing tax audits.

(i)	Represents the impact on the U.S. entity's deferred income tax assets related to changes in the U.S. statutory income tax rates.

Reconciliation of fully diluted loss per common share to adjusted fully diluted income (loss) per common share

	For the three months ended		For the twelve months ended
	February 2,	February 3,	February 2,	February 3,
	2019	2018	2019	2018

Weighted average number of shares outstanding, fully diluted	26,010,544	25,874,769	25,967,836	25,716,186

Adjustment for anti-dilution (a)	-	247,008	-	-

Adjusted weighted average number of shares outstanding, fully diluted	26,010,544	26,121,777	25,967,836	25,716,186

Net loss	$(13,278)	$(16,091)	$(33,539)	$(28,501)

Adjusted net income (loss)	$6,401	$9,741	$(6,773)	$(110)

Net loss per share, fully diluted	$(0.51)	$(0.62)	$(1.29)	$(1.11)

Adjusted net income (loss) per share, fully diluted	$0.25	$0.37	$(0.26)	$(0.00)

Operating Results for the Fourth Quarter of 2018 Compared to the Operating Results for the Fourth Quarter of 2017

Sales. Sales decreased 4.1% to $83.1 million from $86.7 million in the fourth quarter of Fiscal 2017. Sales through e-commerce and wholesale channels increased $2.5 million and 20.2% driven primarily by greater online adoption in both Canada and the U.S., as well as our entry into grocery chain distribution earlier this year. Offsetting this was a decline in retail sales of $5.9 million, partially explained by $3.1 million from one less week in our fiscal 2018 calendar year and a decline of $3.2 million and 1.6% in comparable sales.

Gross Profit. Gross profit decreased by $4.9 million to $39.6 million and decreased as a percentage of sales to 47.6% from 51.3%, resulting from a shift in product sales mix and the deleveraging of fixed costs due to negative comparable sales.

Selling, General and Administration Expenses. Selling, general and administration expenses decreased by $12.1 million to $40.9 million compared to the prior year quarter. As a percentage of sales, selling, general and administration expenses decreased to 49.1% from 61.1%. Adjusted SG&A, which excludes any impact from executive separation costs, impairment of property and equipment and intangibles assets, onerous contracts, costs related to strategic review and proxy contest and ERP project termination costs, increased by $0.2 million to $31.1 million. As a percentage of sales, Adjusted selling, general and administration expenses increased to 37.4% from 35.7%, due to the deleveraging of fixed costs as a result of negative comparable sales this quarter.

Results from Operating Activities. Loss from operating activities was $1.3 million as compared to $8.4 million in the fourth quarter of Fiscal 2017. Adjusted results from operating activities, which excludes any impact from executive separation costs, impairment of property and equipment and intangibles assets, onerous contracts, costs related to strategic review and proxy contest and ERP project termination costs was $8.4 million compared to $13.6 million in the prior year quarter.

Finance Costs. Finance costs decreased by $0.4 million to $1.4 million in Fiscal 2018 resulting from lower accretion expense of $1.7 million offset by an interest accrual of $1.3 million regarding uncertain tax provisions.

Finance Income. Finance income remained stable at $0.1 million in both Fiscal 2018 and Fiscal 2017, as a result of interest income generated on cash on hand.

Provision (Recovery) for Income Tax. Provision for income tax increased by $4.7 million, to $10.7 million in Fiscal 2018. The increase in the provision for income taxes was due primarily to a write-down of the deferred income tax assets and a provision for uncertain tax position.

Adjusted EBITDA. Adjusted EBITDA, which excludes non-cash or other items in the current and prior periods, was $10.9 million compared to $16.4 million in the fourth quarter of Fiscal 2017.

Net Income (Loss). Net loss was $13.3 million compared to a net loss of $16.1 million in the fourth quarter of Fiscal 2017. Adjusted net income, which excludes any impact from executive separation costs, impairment of property and equipment and intangibles assets, onerous contracts and accretion, costs related to strategic review and proxy contest, ERP project termination costs, and provision for uncertain tax positions, was $6.4 million compared to $9.7 million.

Net Income (Loss) per Share. Fully diluted loss per common share was $0.51 compared to $0.62 in the fourth quarter of Fiscal 2017. Adjusted fully diluted loss per common share, which is adjusted net income on a fully-diluted weighted average shares outstanding basis, was $0.25 per share compared to $0.37 per share.

Cash on Hand. At the end of the quarter, the Company had cash amounting to $42.1 million. Our strong cash position enables us to execute our strategy and invest further in our e-commerce platform.

Fiscal Year Ended February 2, 2019 Compared to Fiscal Year Ended February 3, 2018

Sales. Sales for Fiscal 2018 decreased 5%, or $11.3 million, to $212.8 million from $224.0 million in Fiscal 2017, comprising $16.4 million in comparable sales decrease and $5.1 million increase in non‑comparable sales. For Fiscal 2018, comparable sales decreased by 6.1% and non‑comparable sales increased primarily due to e-commerce and wholesale channel sales driven primarily by greater online adoption in both Canada and the U.S., as well as our entry into grocery chain distribution.

Gross Profit. Gross profit decreased by 8.6%, or $9.3 million, to $98.0 million in Fiscal 2018 from $107.2 million in Fiscal 2017. Gross profit as a percentage of sales decreased to 46.1% in Fiscal 2018 from 47.9% in Fiscal 2017. The decrease in gross profit as a percent of sales was primarily due to deleveraging of fixed costs due to the negative 6.1% comparative sales for the year.

Selling, General and Administration Expenses. Selling, general and administration expenses decreased by 4.7%, or $6.2 million, to $125.8 million in Fiscal 2018 from $131.9 million in Fiscal 2017. As a percentage of sales, selling, general and administration expenses decreased to 59.1% in Fiscal 2018 from 58.9% in Fiscal 2017. Excluding employee separation costs, impairment of property and equipment and intangibles assets, impact of onerous contracts, cessation of ERP project, as well as loss on disposal of property and equipment in Fiscal 2018, selling, general and administration expenses increased 0.9% to $107.8 million in Fiscal 2018 from $106.8 million in Fiscal 2017, due primarily salaries of new 2017 stores going full year in 2018 as well as higher for comparable stores. As a percentage of sales, selling, general and administration expenses excluding the impacts referenced above increased to 50.7% from 47.7%.

Results from Operating Activities. Loss from operating activities increased by $3.1 million, to $(27.8) million in Fiscal 2018 from $(24.7) million in Fiscal 2017. Excluding executive separation costs, impairment of property and equipment and intangible assets, impact of onerous contracts, ERP termination project as well as the loss on disposal of property and equipment in Fiscal 2018, results from operating activities decreased to a loss of $(9.9) million in Fiscal 2018 from $0.5 million in Fiscal 2017.

Adjusted EBITDA. Adjusted EBITDA, which excludes non-cash or other items in the current and prior periods, was negative $1.3 million compared to $12.8 million for Fiscal 2017.

Net Loss. Net loss was $33.5 million compared to a net loss of $28.5 million for the comparable period in Fiscal 2017. Adjusted net loss which excludes any impact from executive separation costs, impairment of property and equipment and intangible assets, onerous contracts, costs related to strategic review and proxy contest, ERP project termination costs, and provision for uncertain tax positions, was $6.8 million compared to an adjusted net loss $0.1 million in Fiscal 2017.

Finance Costs. Finance costs decreased by $0.8 million to $1.6 million in Fiscal 2018 from $2.4 million in Fiscal 2017, as a result of a lower accretion expense on the provision for onerous contracts.

Finance Income. Finance income increased by $0.1 million, or 23.5%, to $0.7 million in Fiscal 2018 from $0.6 million in Fiscal 2017, as a result of interest income generated on cash on hand.

Provision (Recovery) for Income Tax. Provision for income tax increased by $2.9 million, to $4.9 million in Fiscal 2018. The increase in the provision for income taxes was due primarily to a write-down of the deferred income tax assets and a provision for uncertain tax position. Our effective tax rates were (17.0%) and (7.6%) in Fiscal 2018 and 2017, respectively. The effective tax rate decreased as a result of the write-down of the deferred income tax assets and provision for uncertain tax position.

Net Loss per Share. Fully diluted loss per common share was $1.29 compared to $1.11 in the comparable period of Fiscal 2017. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully-diluted weighted average shares outstanding basis, was $0.26 per share compared to $0.00 per share.

Liquidity and Capital Resources

As of February 2, 2019 we had $42.1 million of cash compared to $63.5 million as of February 3, 2018. Our working capital was $62.1 million as of February 2, 2019, compared to $77.2 million as at February 3, 2018.

Our primary cash needs are to support the increase in inventories needed to satisfy customer demand and for any capital expenditures related to store renovations.

Our primary sources of liquidity are cash on hand and borrowings under our Revolving Facility. As of February 2, 2019, we are in default under our Revolving Facility and, notwithstanding we have sufficient cash to operate the business, we do not currently have access to borrowings under this Revolving Facility. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement.

We are in good-faith negotiations with BMO to replace the current Revolving Facility with an alternative arrangement that will provide the Company with access to borrowings, if needed. Notwithstanding this, the Company has never drawn on any debt facilities.

Our primary working capital requirements are for the purchase of store inventory and payment of payroll, rent and other store operating costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter.

Capital expenditures typically vary depending on the timing of store remodeling, store openings and infrastructure-related investments. During Fiscal 2018, capital expenditures totaled $8.3 million. We devoted approximately 47% of our capital expenditures to construct as well as renovate a number of existing stores. The remainder of the capital expenditures was used to make continued investments in our infrastructure.

We believe that our cash position will be adequate to finance our planned capital expenditures and working capital requirements for the next twelve months.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	February 2,	February 3,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(13,228)	$9,858
Investing activities	(8,264)	(12,596)
Financing activities	82	1,782
Increase (decrease) in cash	$(21,410)	$(956)

Cash Flows Provided by Operating Activities

	For the year ended
	February 2,	February 3,
	2019	2018
Cash flows provided by (used in) operating activities:
Net loss	$(33,539)	$(28,501)
Depreciation of property and equipment	6,905	8,431
Amortization of intangible assets	1,298	1,474
Loss on disposal of property and equipment	1,875	82
Impairment of property and equipment and intangible assets	9,960	15,069
Deferred rent	25	542
Provision for onerous contracts	6,282	10,321
Stock-based compensation expense	211	2,021
Amortization of financing fees	64	79
Accretion on provisions	251	2,292
Deferred income taxes (recovered)	5,069	3,585
Net change in other non-cash working capital balances related to operations	(11,628)	(5,537)
Cash flows provided by operating activities	$(13,228)	$9,858

Net cash provided by operating activities decreased to $(13.2) million in Fiscal 2018 from $9.9 million in Fiscal 2017. The decrease in the cash flows provided by operating activities was due mainly to investment in working capital, primarily inventory and to lower results from operating activities partially offset by lower impairment on property and equipment and provision on onerous contracts.

The increase in inventories of $9.9 million in Fiscal 2018 is primarily related to sales shortfalls. The increase in trade and other payables of $6.6 million is mainly due to increase in inventories in Fiscal 2018 compared to Fiscal 2017.

Cash Flows Used in Investing Activities

Capital expenditures decreased $4.3 million, to $8.3 million in Fiscal 2018 from $12.6 million in Fiscal 2017. This decrease was due primarily to a reduction in new store openings costs and renovations of existing stores.

Cash Flows Provided by Financing Activities

	For the year ended
	February 2,	February 3,
	2019	2018
Cash flows provided by financing activities:
Proceeds from issuance of common shares pursuant to exercise of stock options	$82	$1,782
Cash flows provided by financing activities	$82	$1,782

Net cash provided by financing activities decreased by $1.7 million to $0.1 million in Fiscal 2018 from $1.8 million in Fiscal 2017 due to a decrease in the proceeds from issuance of common shares upon exercise of stock options.

Credit Facility with Bank of Montreal

The Company has a credit arrangement (hereinafter referred to as “Credit Agreement”) with the Bank of Montreal (“BMO”) that provides for a three-year revolving term facility, maturing June 11, 2020, in the principal amount of $15.0 million (which we refer to as the “Revolving Facility”) or the equivalent amount in U.S. dollars, repayable at any time.

As at February 2, 2019, we did not have any borrowings on the Revolving Facility.

The Credit Agreement subjects us to certain financial covenants. Without the prior written consent of BMO, our fixed charge coverage ratio may not be less than 1.10:1.00 and our leverage ratio may not exceed 3.00:1.00. In addition, our net tangible worth may not be less than $65.0 million.

Borrowings under the Revolving Facility are available in the form of Canadian dollar advances, U.S. dollar advances, prime rate loans, banker’s acceptances, U.S. base rate loans and LIBOR loans. Further, up to an aggregate maximum amount of $2.0 million, or the equivalent amount in other currencies authorized by BMO, is available by way of letters of credit or letters of guarantees for terms of not more than 364 days. The Revolving Facility bears interest based on our adjusted leverage ratio. In the event our adjusted leverage ratio is equal to or less than 3.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.50% per annum, (b) the bank’s U.S. base rate plus 0.50% per annum, (c) LIBOR plus 1.50% per annum, subject to availability, or (d) 1.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.30% will be paid on the daily principal amount of the unused portion of the Revolving Facility. Should our adjusted leverage ratio be greater than 3.00:1.00 but less than 4.00:1.00, the Revolving Facility bears interest at (a) the bank’s prime rate plus 0.75% per annum, (b) the bank’s U.S. base rate plus 0.75% per annum, (c) LIBOR plus 1.75% per annum, subject to availability, or (d) 1.75% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.35% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If our adjusted leverage ratio is greater than 4.00:1.00 but less than 5.00:1.00, the Revolving Facility bears interest at (a) bank’s prime rate plus 1.25% per annum, (b) the bank’s U.S. base rate plus 1.25% per annum, (c) LIBOR plus 2.25% per annum, subject to availability, or (d) 2.25% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.45% will be paid on the daily principal amount of the unused portion of the Revolving Facility. If our adjusted leverage ratio is greater than 5.00:1.00, the Revolving Facility bears interest at (a) bank’s prime rate plus 1.50% per annum, (b) the bank’s U.S. base rate plus 2.50% per annum, (c) LIBOR plus 2.50% per annum, subject to availability, or (d) 2.50% on the face amount of each banker’s acceptance, letter of credit or letter of guarantee, as applicable. A standby fee of 0.50% will be paid on the daily principal amount of the unused portion of the Revolving Facility.

The Credit Agreement is collateralized by a first lien security interest in all of our assets, a general security agreement, registered in each Canadian province in which we do business, creating a first priority charge on all assets. The Credit Agreement is also guaranteed by, and secured by a first lien security interest in all of the assets of, our wholly owned U.S. subsidiary, DAVIDsTEA (USA) Inc.

The Credit Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. We also cannot make any dividend payments. As at February 23, 2018, we were in default under certain covenants contained in our Credit Agreement, including our failure to maintain a fixed charge coverage ratio of 1.10:1.00 and certain reporting requirements. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations and minimum annual lease payments under operating leases. The following table summarizes our contractual obligations as of February 2, 2019, and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments due by period
		less than	Between	Between	More than
	Total	1 year	1 and 3 years	3 and 5 years	5 years
Trade and other payables	$18,251	$18,251	$-	$-	$-
Operating lease obligations (1)	116,772	21,089	66,790	28,893	-
Purchase obligations (2)	9,146	9,146	-	-	-
Total	$144,169	$48,486	$66,790	$28,893	$0
____________

(1)	Operating lease obligations under long‑term operating leases is exclusive of certain operating costs for which the Company is responsible. Certain of the operating lease agreements provide for additional rentals based on sales.

(2)	Includes amounts pertaining to agreements to purchase goods or services that are enforceable and legally binding on the Company.

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

Intercompany transfer pricing. Our intercompany transfer pricing are currently subject to audit by the CRA. We believe that our intercompany transfer policies and tax positions are reasonable and reflect economic realities documented at the time of implementation. However, it is possible that the final outcome of our audit may be materially different from that which is reflected in our income tax provision.

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

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases.” This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has elected to apply the modified retrospective method by setting right-of-use assets based on the lease liability at the date of initial application, adjusted by the amount of any prepaid or accrued lease payments, and will benefit from the following practical expedients;

•	apply IFRS 16 exclusively to contracts that were previously identified as leases applying IAS 17,

•	apply a single discount rate to a portfolio of leases with reasonably similar characteristics,

•	rely on its assessment of whether leases are onerous applying IAS 37 immediately before the date of initial application as an alternative to performing an impairment review of the right-of-use asset,

•	exclude initial direct costs from the measurement of the right-of-use asset at the date of initial application, and

•	elect not to apply IFRS 16 to leases for which the underlying asset is of low value.

As of February 2, 2019, based on the information currently available, the Company estimates that it will recognize a right-of-use asset of approximately $62,800 to $66,000 and a lease liability of approximately $90,000 to $94,600. The right-of-use asset will be net of the provision for onerous leases and deferred rent and lease inducements relating to the leases recognised in the consolidated balance sheet immediately before the date of initial application. The actual impacts of the initial application of IFRS 16 may vary from the estimates provided, as the Company has not finalized all its calculations.

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

JOBS Act Exemptions and Foreign Private Issuer Status

We qualify as an “emerging growth company” as defined in the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. This includes an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act. We may take advantage of this exemption for up to five years or such earlier time that we are no longer an emerging growth company. We will cease to be an emerging growth company if we (1) have US$1.07 billion or more in annual revenue as of the end of our fiscal year, (2) are a large accelerated filer and have more than US$700.0 million in market value of our common shares held by non‑affiliates as of the end of our second fiscal quarter or (3) issue more than US$1.0 billion of non‑convertible debt securities over a three‑year period. We may choose to take advantage of some but not all of these reduced burdens.

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

Interest Rate Risk

Our borrowings under our Revolving Facility carry floating interest rates tied to our lender’s prime rate, and therefore, our consolidated statements of loss and cash flows will be exposed to changes in interest rates in fiscal periods in which we have debt outstanding. As at February 2, 2019, we have no indebtedness under our Revolving Facility.

Foreign Exchange Risk

A significant portion of our tea and tea accessory purchases are in U.S. dollars as is our revenue from U.S. stores and U.S. e‑commerce customers. As a result, our statement of loss and cash flows could be adversely impacted by changes in exchange rates, primarily between the U.S. dollar and the Canadian dollar. During the year, in order to protect ourselves from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, we entered into forward contracts of $30.0 million to fix the exchange rate of 80% to 90% of our expected February 2018 to September 2018 U.S. dollar purchases in respect of our inventory.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DAVIDsTEA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended February 2, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018 and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

May 2, 2019

_________

1 CPA, Auditor, CA, public accountancy permit no. A123806

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at
		February 2,	February 3,
		2019	2018
		$	$

ASSETS
Current
Cash	[Note 6]	42,074	63,484
Accounts and other receivables	[Note 7]	3,681	3,131
Inventories		34,353	24,450
Income tax receivable		4,107	2,968
Prepaid expenses and deposits		8,819	7,712
Total current assets		93,034	101,745
Property and equipment	[Note 8]	23,788	36,558
Intangible assets	[Note 9]	5,678	4,439
Deferred income tax assets	[Note 17]	—	5,194
Total assets		122,500	147,936
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 10]	20,951	14,392
Deferred revenue	[Note 11]	6,241	5,186
Current portion of provisions	[Note 12]	3,714	4,693
Derivative financial instruments	[Note 22]	—	229
Total current liabilities		30,906	24,500
Deferred rent and lease inducements		8,698	8,608
Provisions	[Note 12]	15,440	13,460
Total liabilities		55,044	46,568
Commitments and contingencies	[Note 13]
Equity
Share capital	[Note 15]	112,519	111,692
Contributed surplus		1,400	2,642
Deficit		(47,960)	(14,721)
Accumulated other comprehensive income		1,497	1,755
Total equity		67,456	101,368
		122,500	147,936

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

[In thousands of Canadian dollars, except share information]

		For the year ended
		February 2,	February 3,	January 28,
		2019	2018	2017
		$	$	$

Sales	[Note 21]	212,753	224,015	215,984
Cost of sales		114,774	116,772	107,534
Gross profit		97,979	107,243	108,450
Selling, general and administration expenses	[Note 18]	125,722	131,930	114,756
Results from operating activities		(27,743)	(24,687)	(6,306)
Finance costs	[Note 16]	1,614	2,371	76
Finance income		(700)	(567)	(479)
Loss before income taxes		(28,657)	(26,491)	(5,903)
Provision for income tax (recovery)	[Note 17]	4,882	2,010	(2,235)
Net loss		(33,539)	(28,501)	(3,668)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain (loss) on forward exchange contracts	[Note 22]	-	(992)	(2,247)
Realized net (gain) loss on forward exchange contracts reclassified to inventory		230	309	(742)
Provision for income tax recovery (income tax) on comprehensive income		(63)	183	793
Cumulative translation adjustment		(425)	(932)	(820)
Other comprehensive loss, net of tax		(258)	(1,432)	(3,016)
Total comprehensive loss		(33,797)	(29,933)	(6,684)
Net loss per share:
Basic and fully diluted	[Note 19]	(1.29)	(1.11)	(0.15)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 19]	25,967,836	25,716,186	24,699,290

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
OPERATING ACTIVITIES
Net loss	(33,539)	(28,501)	(3,668)
Items not affecting cash:
Depreciation of property and equipment	6,904	8,431	8,069
Amortization of intangible assets	1,298	1,474	758
Write-off of property and equipment	1,875	82	356
Impairment of property and equipment	9,960	15,069	7,516
Deferred rent	25	542	1,325
Provision (recovery) for onerous contracts	6,282	10,321	8,140
Stock-based compensation expense	211	2,021	2,264
Amortization of financing fees	64	79	75
Accretion on provisions	251	2,292	—
Deferred income taxes (recovered)	5,069	3,585	(4,380)
	(1,600)	15,395	20,455
Net change in other non-cash working capital balances related to operations	(11,628)	(5,537)	(9,293)
Cash flows related to operating activities	(13,228)	9,858	11,162
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	82	1,782	2,779
Cash flows related to financing activities	82	1,782	2,779
INVESTING ACTIVITIES
Additions to property and equipment	(3,898)	(9,634)	(20,531)
Additions to intangible assets	(4,366)	(2,962)	(1,484)
Cash flows related to investing activities	(8,264)	(12,596)	(22,015)
Decrease in cash during the year	(21,410)	(956)	(8,074)
Cash, beginning of year	63,484	64,440	72,514
Cash, end of year	42,074	63,484	64,440
Supplemental Information
Cash paid for:
Interest	—	—	1
Income taxes (classified as operating activity)	10	880	2,437
Cash received for:
Interest	650	574	486
Income taxes (classified as operating activity)	1,774	68	532

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY

[In thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, January 28, 2017	263,828	8,833	(142,398)	333	2,854	3,187	133,450
Net loss for the year ended February 3, 2018	-	-	(28,501)	-	-	-	(28,501)
Other comprehensive loss	-	-	-	(500)	(932)	(1,432)	(1,432)
Total comprehensive loss	-	-	(28,501)	(500)	(932)	(1,432)	(29,933)
Issuance of common shares	2,669	(887)	-	-	-	-	1,782
Common shares issued on vesting of restricted stock units	1,142	(1,984)	231	-	-	-	(611)
Write-down of deferred income tax assets	-	(3,412)	-	-	-	-	(3,412)
Stock-based compensation expense	-	2,021	-	-	-	-	2,021
Income tax impact associated with stock options	-	(1,797)	-	-	-	-	(1,797)
Impact of change in foreign tax rate associated with stock options	-	(132)	-	-	-	-	(132)
Reduction of stated capital	(155,947)	-	155,947	-	-	-	—
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368

Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the year ended February 2, 2019	-	-	(33,539)	-	-	-	(33,539)
Other comprehensive loss	-	-	-	167	(425)	(258)	(258)
Total comprehensive loss	-	-	(33,539)	167	(425)	(258)	(33,797)
Issuance of common shares	164	(82)	-	-	-	-	82
Common shares issued on vesting of restricted stock units	663	(1,370)	300	-	-	-	(407)
Stock-based compensation expense	-	211	-	-	-	-	211
Income tax impact associated with stock options	-	(1)	-	-	-	-	(1)
Balance, February 2, 2019	112,519	1,400	(47,960)	-	1,497	1,497	67,456

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 2, 2019, February 3, 2018 and January 28, 2017

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the year ended February 2, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on May 2, 2019. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company is engaged in the retail and online sale of tea, tea accessories, and food and beverages in Canada and in the United States. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season, and tend to be lowest in the second and third fiscal quarters because of lower customer traffic during the summer months.

2. BASIS OF PREPARATION

The consolidated financial statements of the Company have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies were consistently applied to all periods presented, other than with respect to the adoption of new accounting standards as disclosed in note 4.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 28, 2017, February 2, 2019 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

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

Property and equipment

Property and equipment are initially recorded at cost and are depreciated over their useful economic life. Cost includes expenditures that are directly attributable to the acquisition of the asset, including any costs directly related to bringing the asset to a working condition for its intended use. The residual values, useful lives and methods of depreciation of property and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate. All repair and maintenance costs are recognized in net loss as incurred.

Depreciation of an asset begins once it becomes available for use. Depreciation is charged to income on the following bases:

Furniture and equipment	20% declining balance
Computer hardware	30% declining balance

Leasehold improvements are depreciated on a straight‑line basis over the lesser of the useful economic life and the initial term of the leases, plus one renewal option period, not to exceed 10 years.

Any gain or loss arising on the disposal or derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in our consolidated statement of net loss when the asset is derecognized.

Intangible assets

Intangible assets consist of computer software, trademarks and patents.

Intangible assets are initially recorded at cost. Intangible assets with finite lives are amortized over their useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in out consolidated statement of loss as the expense category that is consistent with the function of the intangible assets.

Any gain or loss arising on the disposal or derecognition of the intangible asset (calculated as the difference between the net disposal proceeds and the carrying amount of the intangible asset) is included in our consolidated statement of loss when the intangible asset is derecognized.

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

Leases in which a significant portion of the risks and rewards of ownership are not assumed by the Company are classified as operating leases. The Company carries on its operations in premises under leases of varying terms and renewal options, which are accounted for as operating leases. Payments under an operating lease are recognized in net loss on a straight‑line basis over the term of the lease. When a lease contains a predetermined fixed escalation of the minimum rent, the Company recognizes the related rent expense on a straight‑line basis and, consequently, records the difference between the recognized rental expense and the amounts payable under the lease as deferred rent. Contingent (sales‑based) rentals are recognized as an expense when incurred.

Store opening costs

Store opening costs are expensed as incurred.

Impairment

i.	Impairment of financial assets

The Company applies the “expected credit loss” model. The impairment model applies to trade receivables. It requires a credit loss to be reflected in profit and loss immediately after an asset or receivable is acquired and subsequent changes in expected credit losses at each reporting date reflecting the change in credit risk. The Company applies the simplified approach for trade receivables and calculates expected credit losses based on lifetime expected credit losses.

ii.	Impairment of non‑financial assets

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

An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment may no longer exist or may have decreased and if there has been a change in the assumptions used to determine the asset’s recoverable amount. The reversal is limited to the extent that an asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, had no impairment loss been recognized. Such reversal is recognized in our consolidated statement of loss.

Derivative financial instruments and hedge accounting

The Company enters into foreign exchange forward contracts to hedge its foreign currency risks, resulting from variability in foreign currency exchange rates on inventory purchases, as described in Note 22.

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

The Company has applied hedge accounting for its foreign exchange forward contracts and has designated them as cash flow hedges. The effective portion of the gain or loss on the hedging instrument is recognized directly in Other Comprehensive Loss (“OCI”), while any ineffective portion is recognized immediately in out consolidated statement of loss. The amounts recognized in OCI are reclassified to inventory when such non-financial asset is recognized on the consolidated balance sheet, and our consolidated statement of loss when inventory is subsequently sold.

Provisions

Provisions are recognized when the Company has a present obligation as a result of a past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. When the Company expects some or all of a provision to be reimbursed, the reimbursement is recognized as a separate asset, but only when the reimbursement is virtually certain. The expense relating to a provision is presented in our consolidated statement of loss, net of any reimbursement. All provisions are reviewed at each reporting date and adjusted to reflect the current best estimates.

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

Share capital

i.	Common shares

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

ii.	Preferred shares

Preferred shares are classified as a financial liability if they are redeemable on a specific date or at the option of the shareholders. Dividends thereon are recognized as interest expense in our consolidated statement of net loss as accrued.

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

Revenue recognition

Revenue is recognized when control of goods has been transferred at the amount of consideration to which the Company expects to be entitled. Revenue from retail sales is recorded upon delivery to the customer. Revenue is recognized on e-commerce sales when merchandise is delivered. Revenues are recorded net of discounts, rebates, estimated returns, sales taxes and amounts deferred related to the issuance of Frequent Steeper points.

i.	Gift card breakage

Gift cards sold are recorded as deferred revenue and revenue is recognized at the time of redemption or in accordance with the Company’s accounting policy for breakage. Breakage income represents the estimated value of gift cards that is not expected to be redeemed by customers and is determined in proportion to the pattern of rights exercised by the customer. Gift card breakage is included in sales in the consolidated statement of loss.

ii.	Loyalty program

The Frequent Steeper loyalty and rewards program allows customers to earn points when they purchase products in the Company’s retail stores and on the Company’s website. The Company introduced a new Loyalty program on January 1, 2019 that enhanced some features and removed expiry of points. Under the old program, points were redeemed for free tea or free beverages, depending on the number of points a customer has obtained over a limited collection period, typically a three-month period. Free tea offers were issued at the end of each collection period and redeemable within 60 days thereafter. Free beverage offers were issued at the end of the calendar collection period and redeemable within 60 days thereafter.

Starting January 1, 2019, the Company launched a new Frequent Steeper loyalty and rewards program that allows customers to earn points when they purchase products at the Company’s retail stores and on the Company’s website. Points are converted into offers to receive loose-leaf teas which must be redeemed within 60 days. Free beverage offers are issued once a customer has purchased 10 beverages which must be redeemed within 60 days.

Consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The fair value of Frequent Steeper points and offers are determined based on the estimated selling price of the loose-leaf tea, net of points and offers we expect will not be redeemed. The fair value of beverage offers is determined based on the estimated selling price of the beverage, net of beverage offers that are not expected to be redeemed. The relative selling price of points and offers issued are recorded as deferred revenue. Offers for loose-leaf tea and beverage offers are recognized as revenue on the earlier of redemption and expiry. On an ongoing basis, the Company monitors historical redemption rates. Frequent Steeper redemptions are included with total sales in our consolidated statement of net loss.

Finance income

Interest income is recognized as interest accrues using the effective interest method.

Income taxes

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in our consolidated statement of loss except to the extent that they relate to items recognized directly in equity or in other comprehensive loss.

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

Earnings per share

Basic earnings per share is calculated using the weighted average number of shares outstanding during the year.

The diluted earnings per share is calculated by adjusting the weighted average number of shares outstanding to include additional shares issued from the assumed conversion of preferred shares and the exercise of stock options and RSUs, if dilutive. For stock options, the number of additional shares is calculated by assuming that the proceeds from such exercises, as well as the amount of unrecognized stock-based compensation which is considered to be assumed proceeds, are used to purchase common shares at the average market price during the reporting period.

Financial instruments

A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity. A financial asset or liability is recognized initially (at settlement date) at its fair value plus, in the case of a financial asset or liability not at fair value through profit or loss, transaction costs that are directly attributable to the acquisition or issue of the instrument. Financial assets and liabilities carried at fair value through profit or loss are initially recognized at fair value and transaction costs are expensed in the consolidated statements of loss.

After initial recognition, financial assets are measured at amortized cost or fair value. Where assets are measured at fair value, gains and losses are either recognized entirely in profit or loss (“FVTPL”) or recognized in other comprehensive income (“FVOCI”).

The Company classifies its financial assets and liabilities according to their characteristics and management's choices and intentions related thereto for the purposes of ongoing measurement.

Classifications that the Company has used for financial assets include:

(a) Amortized Cost – non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. This includes trade receivables, and these are recorded at amortized cost with gains and losses recognized in net income in the period that the asset is no longer recognized or becomes impaired; and

(b) FVTPL – financial assets which are classified as fair value through profit and loss. This includes cash and derivative financial instruments

Classifications that the Company has used for financial liabilities include:

a) Amortized cost – non-derivative financial liabilities measured at amortized cost with gains and losses recognized in net loss in the period that the liability is no longer recognized. This includes Trade and other payables; and

b) FVTPL – financial liabilities which are classified as fair value through profit and loss. This includes derivative financial instruments

Foreign currency translation

Revenues, expenses and non-monetary assets and liabilities denominated in foreign currencies are recorded at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Unrealized and realized translation gains and losses are reflected in our statement of loss.

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

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other OCI in the cumulative translation account and reclassified from equity to our consolidated statement of loss on disposal of the net investment.

4. CHANGES IN ACCOUNTING PRINCIPLES

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

Overall, there was no material impact on the Company’s consolidated financial statements.

a)	The following table presents the carrying amount of financial assets held by the Company at February 3, 2018 and their measurement category under IAS 39 and the new model under IFRS 9.

	February 3, 2018		February 3, 2018
	IAS 39		IFRS 9
		Carrying		Carrying
	Measurement	Value	Measurement	Value
	category	$	category	$
Cash	FVTPL	63,484	FVTPL	63,484
Credit card cash clearing receivables	Amortized cost	1,291	Amortized cost	1,291
Other receivables	Amortized cost	1,840	Amortized cost	1,840
Derivative financial instruments	FVTPL	229	FVTPL	229

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

As of February 4, 2018, the Company adopted IFRS 15, “Revenue from Contracts with Customers” (“IFRS 15”). IFRS 15 replaces IAS 11, “Construction Contracts”, and IAS 18, “Revenue”, as well as various interpretations regarding revenue. This standard introduces a single model for recognizing revenue that applies to all contracts with customers, except for contracts that are within the scope of standards on leases, insurance and financial instruments. This standard also requires enhanced disclosures. Adoption of IFRS 15 is mandatory and is effective for annual periods beginning on or after January 1, 2018. The implementation of IFRS 15 impacts the allocation of revenue that is deferred in relation to the Company’s customer loyalty award programs. Prior to adoption, revenue was allocated to the customer loyalty awards using the residual fair value method. Under IFRS 15, consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The change in allocation of revenue that is deferred in relation to the Company’s customer loyalty program did not have a material impact on retained earnings as at February 4, 2018. Overall, there was not a material impact on the Company’s consolidated financial statements.

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

Standards issued but not yet effective

IFRS 16, “Leases” (“IFRS 16”) replaces IAS 17, “Leases.” This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard will be effective for annual periods beginning on or after January 1, 2019. Early application is permitted, provided the new revenue standard, IFRS 15, has been applied, or is applied at the same date as IFRS 16. The Company expects the adoption of IFRS 16 will have a significant impact as the Company will recognize new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has elected to apply the modified retrospective method by setting right-of-use assets based on the lease liability at the date of initial application, adjusted by the amount of any prepaid or accrued lease payments, and will benefit from the following practical expedients;

•	apply IFRS 16 exclusively to contracts that were previously identified as leases applying IAS 17,

•	apply a single discount rate to a portfolio of leases with reasonably similar characteristics,

•	rely on its assessment of whether leases are onerous applying IAS 37 immediately before the date of initial application as an alternative to performing an impairment review of the right-of-use asset,

•	exclude initial direct costs from the measurement of the right-of-use asset at the date of initial application, and

•	elect not to apply IFRS 16 to leases for which the underlying asset is of low value.

As of February 2, 2019, based on the information currently available, the Company estimates that it will recognize a right-of-use asset of approximately $62,800 to $66,000 and a lease liability of approximately $90,000 to $94,600. The right-of-use asset will be net of the provision for onerous leases and deferred rent and lease inducements relating to the leases recognised in the consolidated balance sheet immediately before the date of initial application. The actual impacts of the initial application of IFRS 16 may vary from the estimates provided, as the Company has not finalized all its calculations.

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

Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a district or regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior, the allocation basis of e-commerce sales to CGUs, and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash inflows of the stores in the group as interdependent.

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

6. ACCOUNTS AND OTHER RECEIVABLES

	February 2,	February 3,
	2019	2018
	$	$
Credit card cash clearing receivables	1,477	1,291
Other receivables	2,204	1,840
	3,681	3,131

7. INVENTORIES

	February 2,	February 3,
	2019	2018
	$	$
Finished goods	28,991	17,600
Goods in transit	3,262	4,608
Packaging	2,100	2,242
	34,353	24,450

During the year ended February 2, 2019, inventories recognized as cost of sales amounted to $63,195 [February 3, 2018 —$64,611, January 28, 2017 - $62,995]. The cost of inventory includes a write-down of $703 [February 3, 2018 – nil, January 28, 2017 - $869] recorded as a result of net realizable value being lower than cost. Inventory write-downs of nil [February 2, 2018 - $730, January 28, 2017 – nil] recognized in the previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, January 28, 2017	75,555	11,185	3,948	90,688
Acquisitions	6,581	1,808	1,245	9,634
Disposals	—	(187)	—	(187)
Cumulative translation adjustment	(1,503)	(167)	(49)	(1,719)
Balance, February 3, 2018	80,633	12,639	5,144	98,416
Acquisitions	2,096	1,125	676	3,897
Disposals	(68)	(32)	-	(100)
Cumulative translation adjustment	1,481	178	58	1,717
Balance, February 2, 2019	84,142	13,910	5,878	103,930

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, January 28, 2017	32,342	5,048	2,138	39,528
Depreciation	6,394	1,357	680	8,431
Impairment	13,491	1,148	430	15,069
Disposals	—	(105)	—	(105)
Cumulative translation adjustment	(931)	(102)	(32)	(1,065)
Balance, February 3, 2018	51,296	7,346	3,216	61,858
Depreciation	5,117	1,134	653	6,904
Impairment	8,164	1,411	351	9,926
Disposals	—	(16)	—	(16)
Cumulative translation adjustment	1,297	126	47	1,470
Balance, February 2, 2019	65,874	10,001	4,267	80,142

Net Carrying Value
Balance, February 3, 2018	29,337	5,293	1,928	36,558
Balance, February 2, 2019	18,268	3,909	1,611	23,788

For the year ended February 2, 2019, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations. As a result, an impairment loss of $9,926 [February 3, 2018 - $15,069, January 28, 2017 — $7,516] related to store leasehold improvements, furniture and equipment and computer hardware was recorded in the Canada and U.S. segments for $7,686 and $2,240, respectively [February 3, 2018 - $5,114 and $9,955, January 28, 2017 —$1,116 and $6,400, respectively]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of nil [February 3, 2018 - $1,097, January 28, 2017 —$472] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax discount rate of 11.9% [February 3, 2018 – 11.9%, January 28, 2017 — 13.4%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the year ended February 2, 2019, no of impairment losses were reversed [February 3, 2018 - $866, January 28, 2017 — nil]. Impairment losses were reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

For the year ended February 2, 2019, the depreciation expense was $6,904 [February 3, 2018 - $8,431, January 28, 2017 —$8,069 ]; with $5,825 recorded in the Canada segment [February 3, 2018 - $6,387, January 28, 2017 — $5,583], $520 recorded in the U.S. segment [February 3, 2018 - $1,508, January 28, 2017 — $1,930], and $559 recorded in corporate selling, general and administration expenses [February 3, 2018 - $536, January 28, 2017 — $556]. Depreciation expense and net impairment losses are reported in the consolidated statement of loss and comprehensive loss under selling, general and administration expenses (Note 18).

9. INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, January 28, 2017	6,321	279	6,600
Acquisitions	2,962	-	2,962
Cumulative translation adjustment	(4)	(10)	(14)
Balance, February 3, 2018	9,279	269	9,548
Acquisitions	4,356	0	4,356
Disposal	(1,724)	(178)	(1,902)
Cumulative translation adjustment	4	10	14
Balance, February 2, 2019	11,915	101	12,016

Accumulated amortization
Balance, January 28, 2017	3,565	77	3,642
Amortization	1,456	18	1,474
Cumulative translation adjustment	(2)	(5)	(7)
Balance, February 3, 2018	5,019	90	5,109
Amortization	1,281	17	1,298
Impairment	34	-	34
Disposal	-	(111)	(111)
Cumulative translation adjustment	2	6	8
Balance, February 2, 2019	6,336	2	6,338

Net Carrying Value
Balance, February 3, 2018	4,260	179	4,439
Balance, February 2, 2019	5,579	98	5,678

Amortization expense is reported in the consolidated statement of loss under selling, general and administration expenses (Note 18).

Included in disposal is a write-off of $1,724 [February 2, 2018 – nil] related to costs incurred with respect to an ERP upgrade which the Company no longer intends to continue.

10. TRADE AND OTHER PAYABLES

	February 2,	February 3,
	2019	2018
	$	$
Trade payable and accrued liabilities	14,990	11,221
Income taxes payable	2,700	—
Government remittances	-	186
Wages, salaries and employee benefits payable	3,261	2,985
	20,951	14,392

11. DEFERRED REVENUE

	February 2,	February 3,
	2019	2018
	$	$
Gift cards liability	4,992	3,982
Loyalty program liability	1,249	1,204
	6,241	5,186

During the year, the Company recorded gift card breakage income of $242 [February 3, 2018 - $575, January 28, 2017 - $850]. Gift card breakage is included in sales in the consolidated statement of loss.

12. PROVISIONS

	February 2,	February 3,
	2019	2018
	$	$
Opening balance	18,153	8,494
Additions	11,078	14,073
Reversals	(4,796)	(3,752)
Utilization	(5,730)	(2,467)
Settlements	(691)	(132)
Accretion expense	251	2,292
Cumulative translation adjustment	889	(355)
Ending balance	19,154	18,153
Less: Current portion	(3,714)	(4,693)
Long-term portion of provisions	15,440	13,460

Provisions for onerous contracts have been recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceed the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. For the year ended February 2, 2019, additions to the onerous provisions were recorded in the amount of $11,078 [February 3, 2018 - $14,073], while the provisions for other stores were fully or partially reversed in the amount of $4,796 [February 3, 2018 - $3,752].

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

The minimum rentals payable under long‑term operating leases are exclusive of certain operating costs for which the Company is responsible. For the year ended February 2, 2019, the Company has recognized in the consolidated statement of loss contingent rent amounting to $1,030 [February 3, 2018 - $1,742, January 28, 2017 — $2,312] and accrued for a contingent rent liability of $477 [February 3, 2018 - $725, January 28, 2017 —$1,001].

Included in the cost of sales and selling, general and administration expenses for the year ended February 2, 2019 is rent expense of $31,520 [February 3, 2018 - $31,565, January 28, 2017 — $29,173].

The following is a schedule of future minimum lease payments under operating leases:

	February 2,	February 3,
	2019	2018
	$	$
Within one year	21,089	19,840
After one year but not more than five years	66,790	86,844
More than five years	28,893	28,281
	116,772	134,965

 14. REVOLVING FACILITY

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

The Amended Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of the lender, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1:00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15.0 million. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate and LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility.

The credit facility also contains non-financial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at February 2, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at February 2, 2019, the Company is in breach of its fixed charge coverage ratio and certain non-financial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility. The Company is in good-faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercial reasonable terms.

15. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and Outstanding

	February 2,	February 3,
	2019	2018
	$	$
Share Capital - Common shares	112,519	111,692

Common
shares
#
Number of shares in issuance
Balance, January 28, 2017	25,330,951
Issuance of common shares upon exercise of options	456,773
Issuance of common shares upon vesting of restricted stock units	97,648
Balance, February 3, 2018	25,885,372
Issuance of common shares upon exercise of options	51,717
Issuance of common shares upon vesting of restricted stock units	74,728
Balance, February 2, 2019	26,011,817

During the year ended February 2, 2019, 51,720 stock options were exercised for common shares, for cash proceeds of $82 and 36,415 common shares for a non-cash settlement of $121 [February 3, 2018 – 456,773 stock options for cash proceeds of $1,782, January 28, 2017 — 1,236,154 stock options for cash proceeds of $2,779]. The carrying value of common shares during the year ended February 2, 2019 includes $82 [February 3, 2018 - $887] which corresponds to a reduction in the contributed surplus associated to options exercised during the period.

In addition, during the year ended February 2, 2019, 74,728 common shares [February 3, 2018 – 97,648, January 28, 2017 —57,325] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $663, net of tax [February 2, 2018 - $1,142].

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

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 1,440,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at February 2, 2019, 867,882 common shares remain available for issuance under the 2015 Omnibus Plan.

No options were granted for the year ended February 2, 2019. The weighted average fair value of options granted of $2.39 for the year ended February 3, 2018 was estimated using the Black Scholes option pricing model, using the following assumptions; risk-free interest rate of 1.79%, expected volatility of 27.4%, expected option life of 4.0 years, expected dividend yield of nil%, and exercise price of $9.76. Expected volatility was estimated using historical volatility of similar companies whose share prices were publicly available.

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended
	February 2,		February 3,
	2019		2018
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	447,779	7.18	933,195	5.63
Issued	-	-	161,980	9.76
Exercised	(88,135)	2.76	(456,773)	3.9
Forfeitures	(222,104)	8.95	(190,623)	9.63
Outstanding, end of year	137,540	7.17	447,779	7.18
Exercisable, end of year	80,332	4.74	304,415	5.57

The weighted average share price at the date of exercise for options exercised during the year ended February 2, 2019 was $4.47 [February 3, 2018 — $8.51].

The following table summarizes information about the stock options outstanding at February 2, 2019 and February 3, 2018:

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	February 2,	remaining	exercise	February 2,	exercise
	2019	life	price	2019	price
Range of exercise prices	#	(years)	$	#	$
$0.77	31,100	1.1	0.77	31,100	0.77
$3.33 - $4.31	35,000	2.6	4.29	35,000	4.29
$8.76 - $10.28	53,225	5.1	10.28	-	-
$14.39 - $17.99	18,215	4.2	14.51	14,232	14.54
As at February 2, 2019	137,540	3.4	7.17	80,332	4.74

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	February 3,	remaining	exercise	February 3,	exercise
	2018	life	price	2018	price
Range of exercise prices	#	(years)	$	#	$
$0.77	50,600	2.3	0.77	50,600	0.77
$3.33 - $4.31	172,396	3.7	3.91	161,395	3.89
$8.76 - $10.28	161,980	6.4	9.76	55,530	8.76
$14.39 - $17.99	62,803	4.3	14.68	36,890	14.72
As at February 3, 2018	447,779	4.6	7.18	304,415	5.57

A summary of the status of the Company’s RSU plan and changes during the year ended February 2, 2019 and February 3, 2018 is presented below.

	For the year ended
	February 2,		February 3,
	2019		2018
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	289,416	9.7	252,233	12.42
Granted	491,450	4.47	298,897	8.59
Forfeitures	(360,371)	6.31	(89,035)	10.03
Vested	(74,728)	8.85	(97,648)	11.85
Vested, withheld for tax	(74,791)	8.6	(75,031)	11.28
Outstanding, end of year	270,976	5.26	289,416	9.7

(1) Weighted average fair value per unit as at date of grant.

During the year ended February 2, 2019, the Company recognized a stock-based compensation expense of $211 [February 3, 2018 - $2,021, January 28, 2017 — $2,264].

16. FINANCE COSTS

	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Financing fees on term loan and Revolving Facility [note 14]	2	79	75
Accretion on provisions	251	2,292	-
Interest and penalty on provision for uncertain tax position	1,300	-	-
Other finance costs	61	-	1
	1,614	2,371	76

17. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the year ended
	February 2,		February 3,		January 28,
	2019		2018		2017
	%	$	%	$	%	$
Income tax recovery — statutory rate	26.9	(7,700)	26.8	(7,097)	26.5	(1,564)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(1.3)	378	(1.6)	437	(10.1)	598
Effect of substantively enacted income tax rate changes	—	—	(7.9)	2,090	—	—
Unrecognized deferred income tax assets	(15.0)	4,306	(16.7)	4,415	—	—
Write-down of deferred income tax assets	(18.2)	5,194	(7.8)	2,054	—	—
Provision for uncertain tax position	(9.4)	2,700
Other	0.0	4	(0.4)	111	21.5	(1,269)
Income tax provision (recovery) — effective tax rate	(17.0)	4,882	(7.6)	2,010	37.9	(2,235)

A breakdown of the income tax provision (recovery) on the consolidated statement of loss is as follows:

	For the year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Income tax provision (recovery)
Current	(187)	(1,575)	2,145
Deferred	5,069	3,585	(4,380)
	4,882	2,010	(2,235)

On December 22, 2017, the Tax Cuts and Jobs Act (“U.S. Tax Reform”) was signed into law, which reduced the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018. As a result of the U.S. Tax Reform, The Company’s net deferred taxes reported on the balance sheet were required to be re-measured using the newly enacted rates. The effect of this re-evaluation resulted in a decrease in the net deferred tax assets in the amount of $4,892 during the year ended February 3, 2018.

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

We are currently undergoing transfer pricing audit by the Canada Revenue Agency. While the Company believes that its filing positions are appropriate and supportable, periodically, certain matters may be challenged by tax authorities. We believe that our transfer pricing practices reflect the accurate economic allocation of profit and risk and that proper contemporaneous transfer pricing documentation is in place. Preliminary findings from the transfer pricing audit indicates a difference in the interpretation of the economics of the arrangement. Although the outcome of such matters is not predictable with assurance, we have nonetheless recorded a provision of $4.0 million comprised of $2.7 million and $1.3 milllion for taxes and interest, respectively. While the Company believes its tax provisions are adequate, the final determination of tax audits and any related disputes could be materially different from historical income tax provisions and accruals. The Company intends to vigorously defend its practices and believes it has sufficient arguments to mitigate the unfavorable outcome.

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and liabilities are as follows:

	February 2,	February 3,
	2019	2018
	$	$
Deferred income tax assets
Operating losses carried forward	4,608	1,259
Tax values of property and equipment in excess of carrying value including impairment	3,505	1,553
Deferred rent	1,762	1,662
Stock options	3,843	3,401
Financing fees and IPO-related costs	588	1,197
Lease inducements	634	515
Provisions for onerous contracts	5,357	4,812
Other	665	635
Total deferred income tax assets	20,962	15,034
Deferred income tax liabilities
Unrealized foreign exchange gain on derivative financial instruments	-	62
Unrealized foreign exchange gain related to intercompany advances	(212)	(113)
Deferred income tax liabilities	(212)	(51)
Net	20,750	14,983
Unrecognized deferred income tax asset	(20,750)	(9,789)
Net deferred income tax assets (liabilities)	-	5,194

As at February 2, 2019, the Company’s Canadian operations have accumulated losses amounting to $11.9 million [February 3, 2018 — nil; January 28, 2017 — nil], which expire during the year 2039. As at February 2, 2019, the Company’s U.S. subsidiary has accumulated losses amounting to US$14.0 million [February 3, 2018 — US$14.2 million; January 28, 2017 — US$14.9 million], which expire during the years 2033 to 2039.

Based upon the projections for future taxable income and prudent tax planning strategies, management believes it is no longer probable the Company will realize the benefits of these operating tax losses carried forward and other deductible temporary differences. Therefore, a full valuation allowance of $20,750 was recorded against the net deferred income tax asset.

The changes in the net deferred income tax asset were as follows for the fiscal years:

	February 2,	February 3,
	2019	2018
	$	$
Balance net, beginning of year	5,194	14,375
Deferred rent	101	(222)
Canadian and U.S. operating losses carried forward	3,349	(1,180)
Property and equipment, including store impairment	1,952	3,387
Stock options	442	(2,245)
Financing fees and IPO-related costs	(609)	(604)
Foreign exchange gain on derivative financial instrument	(62)	183
Unrealized foreign exchange gain on intercompany advances	(99)	196
Lease inducement	120	(149)
Unrecognized deferred income tax asset	(10,961)	(9,789)
Provisions for onerous contracts	544	1,447
Other	29	(205)
Deferred income tax assets net, end of year	-	5,194

18. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	For the year ended
	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Wages, salaries and employee benefits	68,324	65,888	61,143
Depreciation of property and equipment	6,904	8,431	8,069
Amortization of intangible assets	1,298	1,474	758
Loss on disposal of property and equipment	151	82	356
Impairment of property and equipment	9,960	15,069	7,516
Net Provision for onerous contracts (a)	552	7,854	8,140
Stock-based compensation	211	2,021	2,264
Executive and employee separation costs related to salary	1,280	2,033	835
Strategic review and proxy contest costs	3,593	-	-
ERP project termination	2,496	-	-
Other selling, general and administration	30,953	29,078	25,675
	125,722	131,930	114,756

(a)	Net provision for onerous contract includes additions, reversals and utilization.

19. EARNINGS PER SHARE

The following reflects the loss and share data used in the basic and diluted EPS computations:

	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Net loss for basic EPS	(33,539)	(28,501)	(3,688)

Weighted average number of shares outstanding — basic and diluted	25,967,836	25,716,186	24,699,290

For the years ended February 2, 2019, February 3, 2018, and January 28, 2017, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 15 are anti‑dilutive.

20. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the year ended February 2, 2019, the Company purchased merchandise from a company controlled by one of its executive employees amounting to $241 [February 3, 2018 — $87; January 28, 2017 — nil]. Subsequent to year end, the Company extended its relationship by entering into an agreement for the purchase and sale of administrative and infrastructure services.

In February 2019, the Company entered into an arrangement with a related party of the controlling shareholder for the development of reporting and consulting services.

During the year ended February 2, 2019, the Company reimbursed Rainy Day Investments Ltd. (“Rainy Day Investments”), a controlling shareholder $957 for third-party costs incurred by it in connection with the proxy contest which culminated at the Company’s annual meeting held on June 14, 2018. This reimbursement was approved by the independent members of the Board of Directors of the Company. This amount is included in selling, general and administration expenses.

Transactions with Key Management Personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$

Wages, salaries ,bonus and director fees	2,706	4,071	3,434
Termination benefits	1,025	1,485	719
Stock-based compensation	101	1,809	1,377
Total compensation earned by key management personnel	3,832	7,365	5,530

21. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has reviewed its operations and determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. As a result, the Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the retail and online sale of tea, tea accessories, and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available.

The Company derives revenue from the following products:

	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Tea	152,761	156,125	143,280
Tea accessories	44,436	49,470	53,807
Food and beverages	15,556	18,420	18,897
	212,753	224,015	215,984

Property and equipment and intangible assets by country are as follows:

	February 2,	February 3,	January 28,
	2019	2018	2017
	$	$	$
Canada	27,996	37,234	41,432
US	1,470	3,763	12,686
Total	29,466	40,997	54,118

Results from operating activities before corporate expenses per country are as follows:

	For the year ended
	February 2, 2019
	Canada	US	Consolidated
	$	$	$
Sales	169,430	43,323	212,753
Cost of sales	89,604	25,170	114,774
Gross profit	79,826	18,153	97,979
Selling, general and administration expenses (allocated)	57,902	18,175	76,077
Impairment of property and equipment	7,719	2,240	9,960
Onerous contracts provision (recovery)	2,034	(1,482)	552
Results from operating activities before corporate expenses	12,171	(780)	11,391
Selling, general and administration expenses (non-allocated)			39,134
Results from operating activities			(27,743)
Finance costs			1,614
Finance income			(700)
Loss before income taxes			(28,657)

	For the year ended
	February 3, 2018
	Canada	US	Consolidated
	$	$	$
Sales	185,287	38,728	224,015
Cost of sales	93,383	23,389	116,772
Gross profit	91,904	15,339	107,243
Selling, general and administration expenses (allocated)	54,884	18,302	73,186
Impairment of property and equipment	5,114	9,955	15,069
Provision for onerous contracts	1,752	6,102	7,854
Results from operating activities before corporate expenses	30,154	(19,020)	11,134
Selling, general and administration expenses (non-allocated)			35,821
Results from operating activities			(24,687)
Finance costs			2,371
Finance income			(567)
Loss before income taxes			(26,491)

	For the year ended
	January 28, 2017
	Canada	US	Consolidated
	$	$	$
Sales	180,380	35,604	215,984
Cost of sales	86,473	21,061	107,534
Gross profit	93,907	14,543	108,450
Selling, general and administration expenses (allocated)	49,466	16,584	66,050
Impairment of property and equipment	1,116	6,400	7,516
Provision for onerous contracts	427	7,713	8,140
Results from operating activities before corporate expenses	42,898	(16,154)	26,744
Selling, general and administration expenses (non-allocated)			33,050
Results from operating activities			(6,306)
Finance costs			76
Finance income			(479)
Loss before income taxes			(5,903)

22. FINANCIAL RISK MANAGEMENT

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $123.

The Company’s foreign exchange exposure is as follows:

	February 2,	February 3,
	2019	2018
	US$	US$
Cash	267	5,686
Accounts receivable	1,142	882
Accounts payable	3,869	2,555

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

In order to protect itself from the risk of losses should the value of the Canadian dollar decline in relation to the U.S. dollar, the Company entered into forward contracts to fix the exchange rate of 80% to 90% of its expected U.S. dollar inventory purchasing requirements, through September 2018. A forward foreign exchange contract is a contractual agreement to buy a specific currency at a specific price and date in the future. The Company designated the forward contracts as cash flow hedging instruments under IFRS 9. This has resulted in mark-to-market foreign exchange adjustments, for qualifying hedged instruments, being recorded as a component of other comprehensive loss for the years ended Februay 2, 2019 and February 3, 2018. As at February 2, 2019 and February 3, 2018, the designated portion of these hedges was considered effective.

The Company had no foreign exchange contracts outstanding as at February 2, 2019.

The nominal and contract values of foreign exchange contracts outstanding as at February 3, 2018 are as follows:

	Range of	Nominal	Nominal		Unrealized
	Contractual	value	value		gain/(loss)
Purchase contracts	exchange rate	US$	C$	Term	C$

U.S. dollar	1.2221 - 1.3050	24,100	30,033	February 2018 to September 2018	(229)

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash. The Company is exposed to cash flow risk on its Revolving Facility which bears interest at variable interest rates (see Note 14). As at February 2, 2019 and February 3, 2018, the Company did not have any borrowings on the Revolving Facility.

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

As at February 2, 2019, the Company had $42.1 million in cash. In addition, the Company has a Revolving Facility of $15,000, the full amount of which remained un-drawn as at February 2, 2019. Access to this Facility is further described in Note 14.

The Company expects to finance its working capital needs, store renovations, and investments in infrastructure through cash flows from operations and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

The following table summarizes the obligations as of February 2, 2019 and February 3, 2018, and the effect such obligations are expected to have on liquidity and cash flows in future periods.

	February 2, 2019
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	18,251	18,251	-	-
Operating lease obligations	116,772	21,089	66,790	28,893
Purchase obligations	9,146	9,146	-	-
	144,169	48,486	66,790	28,893

	February 3, 2018
	Payments due by period
		less than	Between	More than
	Total	1 year	1 and 5 years	5 years
Trade and other payables	14,392	14,392	—	—
Operating lease obligations	134,965	19,840	86,844	28,281
Purchase obligations	8,820	8,820	—	—
	158,177	43,052	86,844	28,281

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable and derivative financial instruments. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. As a result, expected credit loss on these financial assets is not significant.

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There were no outstanding derivative financial instruments at February 2, 2019.

The classification of financial instruments at February 3, 2018, as well as their carrying values and fair values, are shown in the tables below:

	Carrying	Fair
	value	value
	$	$
Financial assets
Derivative financial instruments — foreign forward exchange contracts	239	239
Financial liabilities
Derivative financial instruments — foreign forward exchange contracts	468	468

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

23. MANAGEMENT OF CAPITAL

The Company’s capital is composed of shareholders’ equity as follows:

	February 2,	February 3,
	2019	2018
	$	$
Cash	42,074	63,484
Shareholder s equity [excluding accumulated other comprehensive income]	65,959	99,613
Total capital under management	108,033	163,097

The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its organic growth, to establish a strong capital base so as to maintain investor, creditor and market confidence and to provide an adequate return to shareholders.

The Company’s primary uses of capital are to finance increases in non‑cash working capital and capital expenditures for its store renovation program as well as information technology and infrastructure.

The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

As of February 2, 2019, the Company was in default under certain covenants contained in our Credit Agreement, including our failure to maintain a fixed charge coverage ratio of 1.10:1.00 and certain reporting requirements. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the Credit Agreement. During the year ended February 3, 2018 the Company also considered its access to the Revolving Facility as a source for funding its cash requirements, although it had not drawn on the Revolving facility at February 3, 2018.

24. GUARANTEES

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

Management, with the participation of the Company’s principal executive and financial officers, assessed our internal control over financial reporting as of February 2, 2019, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end February 2, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the year ended February 2, 2019 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of our directors and officers as of April 17, 2019, and a brief summary of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Herschel Segal	88	Interim Chief Executive Officer, Chairman of the Board and Director
Frank Zitella, CPA, CMA, CA	54	Chief Financial Officer, Chief Operating Officer and Corporate Secretary
Sarah Segal	34	Chief Brand Officer
Pat De Marco, CPA, CA	58	Lead Director
Susan L. Burkman	65	Director
Anne Darche	63	Director
Emilia Di Raddo, CPA, CA	61	Director
Max Ludwig Fischer, Ph.D	68	Director
Peter Robinson	66	Director

Herschel Segal, Interim Chief Executive Officer and Chairman of the Board. Mr. Segal, 88, was appointed Chairman of the Board of Directors and Interim Chief Executive Officer of the Company on June 14, 2018. Since January 1969, Herschel Segal has been President and Chief Executive Officer of Rainy Day Investments Ltd., an investment company. In 1959, Mr. Segal founded Le Château Inc., a clothing retailer listed on the TSX Venture Exchange, and served as its Chief Executive Officer until September 2006. Mr. Segal served as Executive Chairman of Le Château Inc. until February 2007 and remains a director. Mr. Segal holds a Bachelor of Arts degree from McGill University, Montreal, Québec. Mr. Segal is a founder of DAVIDsTEA and a resident of Québec, Canada.

Frank Zitella, CPA, CMA, CA, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. Zitella, 54, joined the Company on December 10, 2018 as Chief Financial Officer and Corporate Secretary and on April 26, 2019 assumed responsiblitieas as the Company’s Chief Operating Officer. Mr. Zitella has close to 30 years of finance, strategic planning and corporate tax planning experience and served for over eleven years as the Vice President and Chief Financial Officer of DST Health Solutions, LLC, a subsidiary of SS&C Technologies Holdings, Inc. (Nasdaq: SSNC), and for over eight years as the Chief Financial Officer of International Financial Data Services, a joint venture between State Street Bank and SS&C Technologies Holdings, Inc. Mr. Zitella received his Bachelor of Commerce degree from Concordia University, Montreal, Québec and his Graduate Diploma in Public Accountancy from McGill University, Montreal, Québec. Mr. Zitella is a resident of Québec, Canada.

Sarah Segal, Chief Brand Officer. Ms. Segal, 34, served as the President and Head of Product Development and Tea Department for DAVIDsTEA from December 2010 to September 2012. Since May 2013, Ms. Segal has served as the CEO of the retail company SQUISH Candies, based in Montreal, Québec. In 2017, Ms. Segal was appointed VP, Product Development & Innovation at DAVIDsTEA. Most recently, Ms. Segal was appointed Chief Brand Officer. Ms. Segal received a Bachelor of Arts degree in Environmental Health from McGill University, Montreal, Québec, and an M.Sc. degree in Water Science, Policy and Management from Oxford University, Oxford, England. Ms. Segal is a resident of Québec, Canada.

Pat De Marco, CPA, CA, Lead Director (June 14, 2018 to present). Mr. De Marco, 58, has served as President and Chief Operating Officer of Viau Food Products Inc. of Laval, Québec, a large Canadian processor of beef and pork products, since 2008. Prior thereto, Mr. De Marco held senior executive positions at Moores Retail Group Inc., Canada’s leading menswear retailer, from 1995 as Chief Financial Officer and from 2002 as President. Prior to that, Mr. De Marco was a partner at Ernst & Young LLP, where for 13 years he audited and consulted for companies in the manufacturing, real estate and consumer goods sectors. Mr. De Marco is a CPA, and holds a Bachelor of Commerce degree from Concordia University, Montreal, Québec. Mr. De Marco is a resident of Québec, Canada.

Susan L. Burkman, Director (August 23, 2018 to present). Ms. Burkman, 65, is an experienced financial consulting executive. Throughout her 35 years in the investment banking industry, she has successfully led equity, M&A, and valuation and fairness opinion transactions in excess of $6 billion for Canadian companies across numerous industries. Since 2007, she has been majority shareholder and President of Burkman Capital Corporation, an investment banking boutique located in Bromont, Québec. From 1997 to 2007, Ms. Burkman was a partner at Griffiths McBurney and Partners and a Director at GMP Securities where she led the Investment Banking Group in Montreal. Prior thereto, Ms. Burkman was President of Mathurin-Burkman Inc., an investment banking boutique, a Vice-President and member of the Board of Directors of McNeil Mantha Inc., then a publicly-traded Canadian securities brokerage firm, and held positions with Wood Gundy Securities in Toronto and with the Corporate Banking division of Bank of Montreal. Ms. Burkman started her professional career as an auditor with KPMG at its Pittsburgh, Pennsylvania and Toronto, Ontario offices. Since 2012, Ms. Burkman has been a member of the Board of Directors of Olameter Inc., a provider of outsourced utility solutions in North America based in Montreal. Ms. Burkman holds both a Bachelor of Arts degree and Masters of Business Administration degree from the University of Pittsburgh and became a Certified Public Accountant in Pennsylvania. Ms. Burkman is a resident of Québec, Canada.

Anne Darche, Director (August 23, 2018 to present). Ms. Darche, 63, is a marketing and consumer-trends specialist with a 20-year career in Montreal advertising agencies, primarily as a co-owner, VP for strategic planning and president. The agency she helped build and administer, Allard Johnson, became one of Canada’s leading advertising firms. A respected speaker, she has been heard regularly on Radio-Canada sharing her views on trends, breakthroughs and market disruptions. Ms. Darche serves as a director of Germain Hôtels, a company based in Québec City that owns and operates hotels across Canada, KDC, a leading North American contract manufacturer of health and beauty-care products, and 48North Cannabis Corp., a company listed on the TSX Venture Exchange whose wholly-owned subsidiary is a licensed producer of cannabis in Canada. She is also chair of MU, a not-for-profit organization devoted to beautifying the city of Montreal by creating murals that are anchored in local communities. Ms. Darche holds a Bachelor of Arts degree in graphic design from Université Laval, Québec City, Québec and a Masters of Business Administration degree from Université de Sherbrooke, Sherbrooke, Québec and is a Chartered Director. Ms. Darche is a resident of Québec, Canada.

Emilia Di Raddo, CPA, CA, Director (2014 to present). Ms. Di Raddo, 61, has been a director of the Company since 2012, except between January 2013 and March 2014. She has been the President of Le Château Inc., a company listed on the TSX Venture Exchange, since 2000, has served on its Board of Directors since 2001 and was Chief Financial Officer from 1996 to 2000. Prior thereto, Ms. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products industry. Ms. Di Raddo received a Bachelor of Commerce degree and a Diploma in Accountancy from Concordia University, Montreal, Québec, and is also a chartered accountant and a CPA. Ms. Di Raddo is a resident of Québec, Canada.

Max Ludwig Fischer, Ph.D, Director (June 14, 2018 to present). Mr. Fischer, 68, was Professor of German and International Studies at Willamette University, Salem, Oregon, where he also held administrative positions, including Chair of the Department of German and Russian Studies. Since 2008, Mr. Fischer has been a consultant to the President and CEO of Rancho La Puerta in Tecate, Mexico, a consistent winner of Travel & Leisure’s “Best Spa Destination”, as well as a Bi-Annual Lecturer on Nutrition and Natural Healing Modalities at Rancho La Puerta. In 2018, Mr. Fischer was an invited lecturer on “The Concept of Holistic Living” at the Omega Institute, Rhinebeck, New York. Mr. Fischer holds a Ph.D. in Philosophy and a Masters of Arts degree from the University of Colorado, Boulder, Colorado, and a Bachelor of Arts degree in English and sociology from the University of Regensburg, Regensburg, Germany. Mr. Fischer is the author of numerous publications on 20th century literature, exile literature and intercultural communications. In addition to his expertise in literature, Mr. Fischer has a deep interest in psychology, holistic living and natural nutrition. Mr. Fischer is a resident of Ontario, Canada.

Peter Robinson, Director (June 14, 2018 to present). Mr. Robinson, 66, possesses diverse leadership experience spanning more than four decades in business, government and the non-profit sectors. He was Chief Executive Officer of the David Suzuki Foundation from 2008 to 2017 and, from 2000 to 2008, was Chief Executive Officer of Mountain Equipment Co-op, a Canadian consumers’ cooperative that sells outdoor recreation gear and clothing exclusively to its members. From 1983 to 2000, Mr. Robinson held a number of positions with BC Housing, a government agency, including Chief Executive Officer from 1999 to 2000. Mr. Robinson holds a Bachelor of Arts degree in geography from Simon Fraser University, Burnaby, British Columbia, and a Master of Arts degree in Conflict Analysis and Management and a Doctor of Social Sciences degree, both from Royal Roads University, Victoria, British Columbia. He has been extensively involved in community and humanitarian work, including serving as a director from 2012 to 2017 of Imagine Canada, a national charitable organization, governor of the Canadian Red Cross Society from 2010 to 2012, and Chair of the Board of Governors and Chancellor of Royal Roads University from 2007 to 2010. Mr. Robinson is a resident of British Columbia, Canada.

Family Relationships

Sarah Segal, the Chief Brand Officer of DAVIDsTEA, is the daughter of Herschel Segal, Chairman of the Board of Directors and Interim Chief Executive Officer of the Company and the owner of Rainy Day Investments Ltd., which controls approximately 46% of the outstanding shares of DAVIDsTEA.

Audit Committee

Function of Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) operates under a written charter adopted by the Board of Directors. The Charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Audit Committee’s primary responsibilities and duties include:

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

Independence of Audit Committee Members

The members of the Audit Committee are Pat De Marco (chair), Susan L. Burkman and Peter Robinson. The Board has determined that each of them meets the independence requirements under the rules of the NASDAQ Global Market and under Rule 10A-3 under the Exchange Act.

Audit Committee Financial Experts

The Board has determined that Pat De Marco and Susan L. Burkman are “Audit Committee financial experts”. All members of the Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NASDAQ Global Market.

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

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended February 2, 2019 and Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Audit Committee has also discussed with EY the matters required to be discussed by the Public Company Accounting Oversight Board (“PCAOB”) AU Section 380, “Communication with Audit Committees.” The Audit Committee received the written disclosures and the letter from EY that are required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with EY its independence. The Audit Committee considered whether EY’s provision of non-audit services to the Company is compatible with maintaining EY’s independence. This discussion and disclosure informed the Audit Committee’s review of EY’s independence and assisted the Audit Committee in evaluating that independence. On the basis of the foregoing, the Audit Committee concluded that EY is independent from the Company, its affiliates and management.

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for the year ended February 2, 2019 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Pat De Marco, Chair

Susan L. Burkman

Peter Robinson

Corporate Governance

Statement of Corporate Governance Practices

As a reporting issuer in the Canadian Province of Québec with securities listed on the NASDAQ, DAVIDsTEA complies with all applicable rules adopted by the AMF and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards, provided that DAVIDsTEA complies with Canadian governance requirements. Policy Statement 58-201 to Corporate Governance Guidelines of the AMF provides guidance on governance practices for reporting issuers in the Province of Québec. Québec Regulation 58-101 respecting Disclosure of Corporate Governance Practices requires such issuers to make prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the foregoing requirements of the Province of Québec, as reflected in the disclosure made below. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described below, on the recommendation of the Corporate Governance and Nominating Committee (“CGNC”).

Board of Directors

Independence

The Board of Directors consists of seven directors, six of whom are non‑employee directors. Herschel Segal, Pat De Marco, Emilia Di Raddo, Max Ludwig Fischer and Peter Robinson were elected as directors at the annual meeting of shareholders held on June 14, 2018. Susan L. Burkman and Anne Darche were appointed as directors on August 23, 2018 to fill vacancies created by the resignations of two directors. Directors are elected or appointed to hold office until the next annual meeting of shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Five of the seven directors comprising the Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees. Under that provision, Susan L. Burkman, Anne Darche, Pat De Marco, Max Ludwig Fischer and Peter Robinson are considered independent, whereas Herschel Segal is not considered to be independent in that he is an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

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

As Herschel Segal, Chairman of the Board, is not an independent director, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director” on September 23, 2018 upon the recommendation of the CGNC.

The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

Chair of the Board

Herschel Segal, Interim Chief Executive Officer and Chairman of the Board, chairs meetings of the Board of Directors. Mr. Segal is not an independent director. As a result, on September 23, 2018, upon the recommendation of the CGNC, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director”. As Lead Director, Mr. De Marco provides leadership in ensuring Board effectiveness and is responsible for facilitating and encouraging open and effective communication between management of the Company and the Board of Directors, consulting with the Chairman of the Board in setting the agenda for Board meetings, ensuring Board committees function appropriately, chairing meetings of the independent members of the Board of Directors and chairing Board of Directors’ meetings if the Chairman of the Board is absent.

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

The primary responsibility of the Chairman is to provide leadership to the Board to enhance Board effectiveness. The Chair of the Board must oversee that the relationship between the Board, management, shareholders and other stakeholders is effective, efficient and further to the best interests of the Company.

Committee Chairs

The position descriptions of each Committee Chair provide that each Chair’s key role is to manage his or her respective Committee and ensure that the Committee carries out its mandate effectively. Like the Chairman of the Board, each Committee Chair is expected to provide leadership to enhance the Committee’s effectiveness and must oversee the Committee’s discharge of its duties and responsibilities. Committee Chairs must report regularly to the Board on the business of their respective committees.

Interim Chief Executive Officer

The primary responsibility of the Interim CEO is to lead the Company by providing strategic direction that includes the development and implementation of plans, policies, strategies and budgets for the growth and profitable operation of the Company. The Board of Directors has developed a written position description for the CEO which sets out the Chief Executive Officer’s key responsibilities, including duties relating to strategic planning, operational direction, Board of Directors interaction, building an effective management team and communication with shareholders.

The HRCC develops yearly goals and objectives that the CEO is responsible for meeting. The corporate objectives that the CEO is responsible for meeting, with the rest of management placed under his supervision, are determined by the strategic plans and the budgets as they are approved each year by the Board.

Election of Directors

The articles of the Company provide that the Board shall consist of not less than three and not more than fifteen directors. Each director is elected for a one-year term ending at the next annual meeting of shareholders or when his or her successor is elected, unless he or she resigns or his or her office otherwise becomes vacant.

Committees of the Board

The Board has established the Audit Committee, the Human Resources and Compensation Committee (“HRCC”) and the CGNC and has delegated to each of these committees certain responsibilities that are set forth in their respective mandates.

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Independent consultants may also be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee who must qualify as an independent director. The three current members of the HRCC are Max Ludwig Fischer (chair), Anne Darche and Emilia Di Raddo. The HRCC Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

Corporate Governance and Nominating Committee

The three current members of the CGNC are Peter Robinson (chair), Pat De Marco and Max Ludwig Fischer. The Charter of the CGNC is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

Board and Committee Meetings

In Camera Sessions

To maintain independence from management, the independent Board members meet at least annually and may meet at each Board meeting without the presence of management. Such meetings are chaired by the Lead Director. Similarly, each of the Board committees meets without management present under the chairmanship of the committee Chair at least annually and may meet at each committee meeting without the presence of management.

Ethical Business Conduct

The Company’s Code of Ethics for Senior Managers and Financial Officers (the “Code of Ethics”) is applicable to all DAVIDsTEA’s directors, senior managers and financial officers and has been developed to promote the honest and ethical conduct of our directors, senior managers and financial officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers. The Code of Ethics is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Code of Ethics addresses several matters, including conflicts of interest, integrity of corporate records, confidentiality of corporate information, protection and use of corporate assets and opportunities, insider trading, compliance with laws and reporting of unethical or illegal behaviour. No waiver has ever been granted to a director or executive officer in connection with the Code of Ethics.

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

Board, Committees and Directors Performance Assessment

On an annual basis, the Chairman of the Board is responsible for the process of assessing the performance and effectiveness of the Board as a whole, the Board Committees, Committee Chairs and individual directors. Questionnaires are distributed to each director for the purpose of (i) evaluating the Board’s responsibilities and functions, its operations, how it compares with boards of other companies on which the directors serve and the performance of the Board’s Committees and (ii) inviting directors to make suggestions for improving the performance of the Chairman of the Board, Committee Chairs and individual directors. The questionnaire completed by the Chairman of the Board is submitted to the Chair of the HRCC. The results of the questionnaires are compiled by the Corporate Secretary on a confidential basis to encourage full and frank commentary. In addition, the Chairman of the Board discusses with each Board member individually in order to discuss the questionnaires and also meets the Chair of the HRCC who is responsible for his assessment. The results of the questionnaires as well as any issues raised during individual discussions are presented and discussed at a following meeting of the Board. At all times, Board members are free to discuss among themselves the performance of a fellow director, or submit such a matter to the Chairman of the Board. Based on the outcome of the discussion, the Chairman of the Board then presents to the Board the assessment’s findings and its recommendations to enhance the performance and effectiveness of the Board and its Committees.

Director Selection

Skills and Experience of Directors

The process by which the Board establishes new candidates for Board nominations lies within the discretion of the Board of Directors with a view of the best interests of the Company and in accordance with the corporate governance guidelines. Pursuant to the governing statutes, and our articles and by‑laws, new candidates for Board nominations can be proposed by the shareholders and will be voted on by the shareholders at each annual meeting of shareholders.

Nomination of Directors

Before making a recommendation on a new director candidate, the Chairman of the Board and members of the CGNC meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Board. In certain circumstances, the Board may also retain an independent recruiting firm to identify director candidates and fix such firm’s fees and other retention terms.

The Board does not impose nor does it believe that it should establish term limits or retirement age limits for its directors, as such limits may cause the loss of experience and expertise important to the optimal performance of the Board.

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

Director Orientation and Continuing Education

Orientation

The HRCC is responsible for developing, monitoring and reviewing the Company’s orientation and continuing education programs for directors. New directors are provided with an information package on the Company’s business, its strategic and operational business plans, its operating performance, its governance system and its financial position. Also, new directors meet individually with the Chief Executive Officer and other senior executives to discuss these matters. The Board ensures that prospective candidates fully understand the role of the Board and its Committees and the contribution that individual directors are expected to make, including, in particular, the personal commitment that the Company expects of its directors.

Continuing Education

All Board members have visited DAVIDsTEA’s stores. Management makes presentations to the Board on a range of topics that are relevant to the Company’s operations. Senior management makes regular presentations to the Board and its committees to educate them and keep them informed of developments within the Company’s main areas of business and operations, as well as on key legal, regulatory and industry developments. Directors are also provided with Board and Board committee materials in advance of regularly-scheduled meetings. Directors receive periodic updates between Board meetings on matters that affect the Company’s business. Finally, Board members have full access to the Company’s senior management and employees.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2018 Summary Compensation Table” below. In Fiscal 2018, our “Named Executive Officers” and their positions were as follows:

•	Herschel Segal, Interim Chief Executive Officer and Chairman of the Board since June 14, 2018

•	Joel Silver, former President and Chief Executive Officer

•	Frank Zitella, Chief Financial Officer since December 10, 2018 and Chief Operating Officer since April 26, 2019

•	Joe Bongiorno, Interim Chief Financial Officer from September 24, 2018 to December 9, 2018

•	Howard Tafler, former Chief Financial Officer

•	Sarah Segal, Chief Brand Officer since August 21, 2018

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on Form 10-K “Cautionary Note Regarding Forward-Looking Statements”.

Executive and Director Compensation

Processes and Procedures for Compensation Decisions

Our HRCC is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. Our HRCC reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our HRCC has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our HRCC, in consultation with our Chief Executive Officer, reviews and approves all compensation for the other officers and directors. Our Chief Executive Officer also makes compensation recommendations for our other executive officers and initially proposes the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the HRCC.

The HRCC is authorized to retain the services of one or more executive compensation and benefits consultants or other outside experts or advisors as it sees fit, in connection with the establishment of our compensation programs and related policies.

The Insider Trading Policy

The Company has adopted an insider trading policy that applies to the equity transactions of all of the employees, including most notably of directors and officers, including Named Executive Officers. Under the policy, transactions by covered individuals in the Company’s securities are authorized only during insider trading windows (which open the second full day after financial results are released each quarter to permit market adjustments), and all transactions must be pre-approved and cleared by the Corporate Secretary so as to avoid any appearance of trading based on non-public information.

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

Automatic Securities Disposition Plan (10b5-1 Plan)

Automatic Securities Disposition Plans are permitted under the Insider Trading Policy and must be approved by the Corporate Secretary and meet the requirements of the Securities Act (Québec) and similar rules and regulations in other applicable Canadian securities laws as well as Rule 10b5-1(c)(1)(i)(B) under the Exchange Act. In general, such plans must be entered into at a time when the person entering into the plan is not aware of any material non-public information with respect to the Company.

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the Named Executive Officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly-skilled executives. The HRCC determined that the most meaningful measure of successful growth was Comparable Sales and selected other financial objectives in line with the Company’s short-term corporate goals, which, together with Comparable Sales, would form the basis for the annual incentive program. The HRCC reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2018, the annual incentive formula attributed 75% to corporate Comparable Sales growth and 25% to other financial objectives. Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment.

For the fiscal year ended February 2, 2019 the Company did not meet the annual incentive program targets.

Mid- and Long-Term Incentive Plans

In 2015, the Board and the shareholders of the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with our IPO. All equity and equity‑based awards, including awards to the Named Executive Officers, are made under the 2015 Omnibus Plan. Accordingly, the RSU and option awards made in Fiscal 2018 to executive officers were all made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price and are not subject to currency conversion.

The target award values for the Named Executive Officers are indicated in the table below. Actual Fiscal 2018 awards can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or restricted share units/performance share units granted based on the target award values, the Company does not convert for U.S.-Canadian currency rates.

	Target	Maximum
Name	Value	Value
	(% of salary)

Joel Silver (1)	100%	150%
Howard Tafler (2)	35%	50%

Notes:

(1)	Joel Silver was President and Chief Executive Officer until June 14, 2018.
(2)	Howard Tafler was Chief Financial Officer until September 24, 2018.

Summary Compensation Table

The following table illustrates the compensation paid to the Named Executive Officers for the last two completed fiscal years, as applicable. All compensation is disclosed in U.S. dollars. For employees who receive all or a portion of their compensation in Canadian dollars, unless otherwise indicated, an exchange of 1.3095 for 2018, and 1.2393 for 2017 has been used to convert to U.S. dollars, which represents the exchange rate of the U.S. Federal Reserve Bank of New York at noon on the last day of each fiscal year, and which, in the Company’s opinion, is an appropriate reflection of exchange rates variation during the year.

						Non-equity incentive
						plan compensation
						Annual	Long-term	All
				Stock	Option	incentive	incentive	other	Total
		Salary	Bonus(7)	Awards(8)	Awards(9)	plan(10)	plan	compensation(11)	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Herschel Segal (1)	2018	190,913	-	62,250	-	-	-	-	253,163
Interim Chief Executive Officer and	2017	-	-	46,500	-	-	-	-	46,500
Chairman of the Board

Joel Silver (2)	2018	110,788	-	300,002	-	101,718	-	724,958	1,237,466
Officer	2017	285,521	-	199,969	200,126	107,480	-	8,069	801,165

Frank Zitella (3)	2018	38,183	-	-	-	-	-	-	38,183
Chief Financial Officer	2017	-	-	-	-	-	-	-	-

Joe Bongiorno (4)	2018	126,129	-	21,569	-	2,138	-	731	150,567
Interim Chief Financial Officer	2017	109,581	-	7,991	-	-	-	813	118,385

Howard Tafler (5)	2018	128,425	-	92,742	-	11,283	-	731	233,181
Former Chief Financial Officer	2017	194,515	14,903	55,544	-	18,953	-	813	284,728

Sarah Segal (6)	2018	175,640	-	57,517	-	-	-	-	233,157
Chief Brand Officer	2017	87,084	-	46,500	-	-	-	-	133,584

Notes:

(1)	Herschel Segal was appointed Interim Chief Executive Officer and Chairman of the Board on June 14, 2018.

(2)	Joel Silver was appointed President and Chief Executive Officer on March 20, 2017 and held such positions until June 14, 2018.

(3)	Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018 and Chief Operating Officer on April 26, 2019.

(4)	Joe Bongiorno served as Interim Chief Financial Officer from September 24, 2018 to December 9, 2018. Mr. Bongiorno is Director of Finance of the Company.

(5)	Howard Tafler was appointed Interim Chief Financial Officer effective August 14, 2017 and Chief Financial Officer effective December 7, 2017, a position he held until September 24, 2018.

(6)	Sarah Segal was appointed Chief Brand Officer on August 21, 2018 and prior thereto was the Company’s VP Product Development and Innovation.

(7)	Amounts shown represent retention bonuses

(8)	Amounts shown reflect the aggregate grant date fair market value of time-vesting RSUs granted to Named Executive Officers on April 19, 2018 and April 18, 2017 (except for grant made to Mr. Silver in fiscal 2017 whose grant was made on March 20, 2017 upon his start date), under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in note 15 to the Company’s Consolidated Financial Statements for the year ended February 2, 2019.

(9)	Amounts shown reflect the aggregate grant date fair value of time-vesting stock options, using a Black-Scholes option pricing model, and exclude the value of estimated forfeitures. Assumptions used in the calculation of these amounts are included below for grants received by the Named Executive Officers over the last two fiscal years

(10)	Represents the awards earned during the year under the Short-Term Annual Incentive Program.

(11)	The amounts shown represent amounts paid to Mr. Silver pursuant to his separation agreement, the monthly car allowance for Mr. Silver, and the professional association fees for Mr. Tafler and Mr. Bongiorno.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets out information regarding outstanding awards in U.S. dollars held by the Named Executive Officers as of February 2, 2019.

							Share Awards
		Option Awards					Number of	Market value
		Number of	Number of				shares	of shares
		securities	securities				or units of	or units of
		underlying	underlying				stock	stock
		unexercised	unexercised	Option			that	that
		options -	options -	exercise	Option		have not	have not
	Grant	exercisable(7)	unexercisable	price(8)	expiration	Grant	vested(10)	vested(11)
Name	Date	(#)	(#)	($)	date(9)	Date	(#)	($)
Herschel Segal (1)	-	-	-	-	-	2018-06-14	15,000	24,000
Interim Chief Executive Officer and
Chairman of the Board

Joel Silver (2)	2017-03-20	-	53,225	7.70	2024-03-20	2018-04-19	21,803	34,885
Former President and Chief
Executive Officer

Frank Zitella (3)	-	-	-	-	-	-	-	-
Chief Financial Officer

Joe Bongiorno (4)	2013-02-22	4,500	-	0.59	2020-02-22	2018-04-19	6,270	10,032
Interim Chief Financial Officer						2017-04-18	915	1,464
						2016-04-15	360	576
							7,545	12,072

Howard Tafler (5)	2016-04-15	2,374	-	11.19	2019-09-21	-	-	-
Former Chief Financial Officer

Sarah Segal (6)	-	-	-	-	-	2018-04-19	16,720	26,752
Chief Brand Officer

Notes:

(1)	Herschel Segal was appointed Interim Chief Executive Officer and Chairman of the Board on June 14, 2018.

(2)	Joel Silver was appointed President and Chief Executive Officer on March 20, 2017 and held such positions until June 14, 2018.

(3)	Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018 and Chief Operating Officer on April 26, 2019.

(4)	Joe Bongiorno served as Interim Chief Financial Officer from September 24, 2018 to December 10, 2018. Mr. Bongiorno is Director of Finance of the Company.

(5)	Howard Tafler was appointed Interim Chief Financial Officer effective August 14, 2017 and Chief Financial Officer effective December 7, 2017, a position he held until September 24, 2018.

(6)	Sarah Segal was appointed Chief Brand Officer on August 21, 2018 and prior thereto was the Company’s VP Product Development and Innovation.

(7)	Unless earlier terminated, forfeited, relinquished or expired, the options will vest as to ¼th of the Shares on each of the first four anniversaries of the grant date and the option becoming vested as to 100% of the Shares on the final vesting date. Shares subject to the option will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(8)	For option awards granted after the IPO, the exercise price is equal to the closing price of our common stock on the NASDAQ Global Market on the day the award was granted. For option awards granted prior to the IPO, the exercise price was determined by our Board based on an independent third party valuation and was denominated in Canadian dollars. As our shares are currently traded only on the NASDAQ in USD, the exercise prices of the pre-IPO awards have been converted to U.S. dollars based on the U.S. dollar/Canadian dollar exchange rate in effect as of February 3, 2019, the last business day of Fiscal 2018 of C$1 = US$1.3095. The actual exchange rate in effect at the time of exercise for options granted with a Canadian dollar exercise price will be used to convert the option exercise price to U.S. dollars.

(9)	All stock options have a seven‑year term.

(10)	Unless earlier terminated, forfeited, relinquished or expired, the RSUs will vest as to one quarter of the shares on each of the first two anniversaries of the grant date and remaining half of the RSUs will vest on the third anniversary of the grand date. Shares subject to the RSUs will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(11)	The market value is calculated by multiplying the closing price of the Shares on the NASDAQ Global Market on February 2, 2019, being the last business day of the fiscal year, which closing price was US$1.60 per Share, by the number of RSUs that had not vested as of such date.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Number of
		Number of	Weighted	securities available
		securities to be	average	for future issuance
		issued upon	exercise price	under equity
		exercise of	of	compensation plans
		outstanding	outstanding	(excluding
		options, warrants	options, warrants	securities reflected
		and rights(2)	and rights(3)(4)	in column (a))
		(#)	($USD)	(#)
Plan Category	Plan Name	(a)	(b)	(c)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan(1)	66,100	2.01	—
	2015 Omnibus Equity Incentive Plan	572,118	8.68	867,882
Total		638,218		867,882

(1)	Since the adoption of the 2015 Omnibus Plan in connection with the IPO, no awards have been or will be made under the Equity Plan. Outstanding options previously granted under the Equity Plan remain subject to the terms of the Equity Plan.

(2)	Reflects outstanding stock options and RSUs.

(3)	Restricted stock units have no exercise price and, therefore, the weighted average price does not take these awards into account.

(4)	The weighted average exercise price of outstanding options have been converted from CAD to USD at an exchange rate of 1.3095.

Termination and Change in Control Benefits

The Named Executive Officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment pursuant to the employment agreement between the executive and the Company.

Frank Zitella

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

Retirement

Unvested options granted under the Equity Incentive Plan be will be forfeited upon retirement while vested options will remain exercisable for a period of 90 days. Awards other than stock options made under the 2015 Omnibus Plan will vest based on a pro rata of elapsed days between the start of the performance period and the complete three-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of retirement. Vested options will remain exercisable for a period of five years following retirement or until the original option expiry date. For purposes of the plan, retirement is defined as 65 years of age and 55 years of age with ten years of service or more.

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

Under the 2015 Omnibus Plan, upon a termination by the Company other than for Cause within twelve months following a change in control, to the extent granted prior to the time of the change in control and then outstanding, all time-based awards will vest and performance awards will vest at the target level of performance. Options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of employment or service due to disability or the award’s normal expiration date.

Director Compensation

Compensation of Directors

The Company’s compensation policy for directors is designed to enable the Company to attract and retain highly qualified non-employee directors. Under the policy, all non-employee directors received the cash and equity compensation set forth below.

Board Chair
Annual retainer	C$100,000
Annual target equity grant	15,000 RSUs or DSUs, at the option of the Director
Interim CEO
Annual retainer	C$50,000

Board member
Annual retainer	C$50,000
Annual target equity grant	7,500 RSUs or DSUs, at the option of the Director
Board meeting fees	C$1,000 for attendance in person and $500 for teleconference
Executive Chairman
Annual retainer	C$25,000

Lead Director
Annual retainer	C$25,000

Audit Committee Chair
Additional annual retainer	C$15,000 minimum
Audit Committee meeting fees	C$1,000 for attendance in person and $500 for teleconference

Human Resources and Compensation Committee Chair
Additional annual retainer	C$10,000 minimum
Human Resources and Compensation Committee meeting fees	C$1,000 for attendance in person and $500 for teleconference

Corporate Governance and Nominating Committee Chair
Additional annual retainer	C$10,000 minimum
Corporate Governance and Nominating Committee meeting fees	C$1,000 for attendance in person and $500 for teleconference

Special Committee Chair(1)
Monthly retainer	C$7,800
Special Committee member
Monthly retainer	C$3,900 (US$3,000 for US Directors)

Notes:

(1) On February 26, 2018, the Board formed a Special Committee of independent directors for the purpose of reviewing strategic alternatives on behalf of the Company.

Under our non‑employee director compensation policy, annual retainers and meeting fees are paid in quarterly cash payments. Equity grants generally will be made in the form of RSUs or DSUs granted under the 2015 Omnibus Plan and will generally vest in full on the first anniversary of the grant date. Equity awards under the non‑employee director compensation policy will be made at a date following the Company’s annual meeting of shareholders.

The following table sets out information concerning the compensation earned by our non‑employee directors during the fiscal year ending February 2, 2019. Joel Silver received no additional compensation for services as director and, consequently, is not included in this table. The compensation received by Mr. Silver as former President and Chief Executive Officer can be found in the Summary Compensation Table above.

Director Compensation Table

The following table sets out information concerning all amounts of compensation provided to the directors of the Company who are not members of the management of the Company for the fiscal year ended February 2, 2019. All compensation is disclosed in U.S. dollars. For Directors who receive a portion of their compensation in Canadian dollars, unless otherwise indicated, an exchange of 1.3095 for 2018, and 1.2393 for 2017 has been used to convert to U.S. dollars, which represents the exchange rate of the U.S. Federal Reserve Bank of New York at noon on the last day of each fiscal year, and which, in the Company’s opinion, is an appropriate reflection of exchange rates variation during the year.

					Change in
					pension
					value and
				Non-equity	non-qualified
	Fees earned			incentive	deferred	All
	or paid	Stock	Option	compensation	compensation	other
	in cash	awards	awards	plan	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Anne Darche(1)	21,000	24,750	-	-	-	-	45,750
Emilia Di Raddo(2)	38,950	31,125	-	-	-	-	70,075
Max Ludwig Fischer(3)	35,896	31,125	-	-	-	-	67,021
Pat De Marco(4)	44,596	31,125	-	-	-	-	75,721
Peter Robinson(5)	34,675	31,125	-	-	-	-	65,800
Susan L. Burkman(6)	21,000	24,750	-	-	-	-	45,750
Gary O'Connor(7)	11,455	-	-	-	-	-	11,455
Lorenzo Salvaggio(8)	3,147	-	-	-	-	-	3,147
Maurice Tousson(9)	19,091	-	-	-	-	-	19,091
Kathleen C. Tierney(10)	11,455	-	-	-	-	-	11,455
Michael J. Mardy(11)	12,409	-	-	-	-	-	12,409
Roland Walton(12)	5,820	31,125	-	-	-	-	36,945
Tyler Gage(13)	9,546	-		-	-		9,546
M. William Cleman(14)	9,281	31,125	-	-	-	-	40,406

Notes:

(1)	Appointed as a director on August 23, 2018.

(2)	Elected as a director in 2014 to present.

(3)	Elected as a director on June 14, 2018.

(4)	Elected as a director on June 14, 2018.

(5)	Elected as a director on June 14, 2018.

(6)	Appointed as a director on August 23, 2018.

(7)	Resigned on June 14, 2018.

(8)	Resigned as a director on March 5, 2018

(9)	Resigned on June 14, 2018.

(10)	Resigned on June 14, 2018.

(11)	Resigned on June 14, 2018.

(12)	Roland Walton was elected as a director on June 14, 2018 and resigned on July 9, 2018.

(13)	Resigned June 14, 2018

(14)	Elected as a director on June 14, 2018 and resigned on July 26, 2018.

(15)	Director fees were paid in cash in Canadian dollars except for Ms. Tierney and Messrs.Gage and Mardy, who are all U.S. residents. Their respective compensation was converted to U.S. dollars at the time of payment.

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial or leased aircraft.

Value vested or earned during the year for directors

The following table sets out information regarding option-based awards and share-based awards that vested in the fiscal year ended February 2, 2019 for our directors and former directors. All share based awards that vested in Fiscal 2018 are disclosed in U.S. dollars.

			Non-equity incentive
	Option-based awards -	Share-based awards -	plan compensation -
	Value vested during	Value vested during	Value earned during
	the year(1)(2)	the year	the year
Name	(US $)	($)	($)
Tyler Gage	-	28,875	-
Gary O'Connor	-	28,875	-
Michael J. Mardy	-	42,896	-
Lorenzo Salvaggio	-	26,250	-
Sarah Segal	-	42,896	-
Kathleen C. Tierney	-	42,896	-
Maurice Tousson	-	71,771	-

Notes:

(1)	Herschel Segal, Susan L. Burkman, Anne Darche, Pat De Marco, Max Ludwig Fischer and Peter Robinson, all current directors of the Company, do not hold any stock options.

(2)	M. William Cleman, Tyler Gage, Michael J. Mardy, David W. McCreight, Gary O’Connor, Lorenzo Salvaggio, Kathleen C. Tierney, Maurice Tousson and Roland Walton, all former directors of the Company, did not hold any stock options.

(3)	The value is calculated as if the stock options were exercised on the vesting date of each relevant grant. The value represents the difference between the option’s exercise price and the closing share price on the NASDAQ on the vesting date, multiplied by the number of shares underlying the options that vested. As the Shares are traded only on the NASDAQ in US dollars, the exercise prices of the pre-IPO awards have been converted to USD based on the noon buying rate of the U.S. Federal Reserve Bank of New York on February 2, 2019, the last business day of this fiscal year, being $1.3095. For vesting dates prior to the IPO, the quarterly share valuation, as determined by our Board based in part on an independent third party valuation, was used. The actual value earned, if any, will be different and will be based on the closing price of the Shares on the actual date of exercise.

Indebtedness of Directors and Officers

As of March 29, 2019, no executive officer, director, proposed nominee for election as a director or employee, former or present, of the Company was indebted to the Company including in respect of indebtedness to others where the indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement provided by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of March 29, 2019, the number of common shares beneficially owned by each director, director nominee and executive officer named in the Summary Compensation Table in Item 11 and all directors, director nominees and executive officers as a group.

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of March 29, 2019 by;

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares,

•	each of our directors and director nominees,

•	each of our Named Executive Officers, and

•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

86

Each shareholder’s percentage ownership is based on 26,011,817 common shares outstanding as of March 29, 2019.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of April 17, 2019 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of April 17, 2019, 33,974 shares were owned by 3 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is AST Trust Company, Montréal.

	Shares Beneficially Owned
	as at April 17, 2019
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,012,538	46.18%

Named Executive Officers and Directors:
Herschel Segal(2)	20,118	*
Frank Zitella	-	-
Joe Bongiorno(3)	6,732	*
Sarah Segal(4)	18,870	*
Pat De Marco(5)	7,500	*
Emilia Di Raddo(6)	21,243	*
Max Ludwig Fischer(7)	7,500	*
Peter Robinson(8)	7,500	*
Susan L. Burkman(9)	1,000	*
Anne Darche	-	-
All executive officers and directors as a group(10)	90,463	*

Notes:

*	represents less than 1%.

(1)	Rainy Day Investments Ltd. (“Rainy Day”) is a company controlled by Herschel Segal, Chairman of the Board and Interim Chief Executive Officer of the Company, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount Royal, Québec, Canada, H4P 1N1.

(2)	Herschel Segal holds 18,595 DSUs and 1,523 common shares.

(3)	Joe Bongiorno holds 2,232 RSUs and options to purchase 4,500 common shares.

(4)	Sarah Segal holds 11,680 DSUs and 7,190 RSUs.

(5)	Pat De Marco holds 7,500 DSUs.

(6)	Emilia Di Raddo holds 7,500 RSUs and 13,743 common shares.

(7)	Max Ludwig Fischer also holds 7,500 RSUs.

(8)	Peter Robinson holds 7,500 DSUs.

(9)	Susan L. Bukman holds 1,000 common shares.

(10)	Includes RSUs and DSUs vesting, and options to purchase common shares exercisable, within 60 days of April 17, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves related-party transactions or recommends related-party transactions for review by independent members of our Board of Directors. Each of the transactions described below have been reviewed by our Audit Committee.

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

Director Independence

Five of our seven directors that make up our board of directors are considered independent under Canadian securities laws and the NASDAQ rules. Under these rules, Susan L. Burkman, Anne Darche, Pat De Marco, Max Ludwig Fischer and Peter Robinson are considered independent, whereas Herschel Segal is not considered to be independent in that he is an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors frequently meet in the absence of members of management and the non-independent directors. An in camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

Five of our seven directors that make up the Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees. Under these rules, Pat De Marco, Susan L. Burkman, Anne Darche, Max Ludwig Fischer and Peter Robinson are considered independent, whereas Emilia Di Raddo and Herschel Segal are not considered to be independent as a result of their respective relationships with the Company or their relationships with shareholders. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

Family Relationships

Sarah Segal, the Chief Branding Officer of DAVIDsTEA, is the daughter of Herschel Segal, who is the owner of Rainy Day Investments Ltd. (“Rainy Day”). Rainy Day owns approximately 46% of the outstanding shares of the company. Mr. Segal is our Interim Chief Executive Officer and the Chairman of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out the aggregate fees billed to the Company for the fiscal years ended February 2, 2019 and February 3, 2018 by EY:

	For the year ended
	February 2,	February 3,
	2019	2018
	$	$

Audit fees (1)	518,500	478,000
Audit-related fees (2)	-	15,000
Tax fees (3)	111,181	73,845
All other fees (4)	-	-
	629,681	566,845

Notes:

(1)	Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in our quarterly reports, consultation concerning financial reporting and accounting standards, translation services, and services provided in connection with statutory and regulatory filings or engagements, including consent procedures in connection with public filings.

(2)	Audit-related fees consist of fees billed for related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under "Audit Fees", including fees billed in relation to our initial public offering.

(3)	Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, and transfer pricing studies and advisory services.

(4)	All other fees consist of fees for all other professional services and products rendered by EY.

All fees paid and payable by the Company to EY in Fiscal 2018 and Fiscal 2017 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of February 2, 2019 and February 3, 2018:
Consolidated Balance Sheets
For the years ended February 2, 2019, February 3, 2018, and January 28, 2017:
Consolidated Statements of Loss and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference (File No. 333-203219, unless otherwise indicated)
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
4.1	Description of Share Capital		5/2/2019	Filed herewith
10.1	Credit Facility Letter from HSBC Bank Canada to DAVIDsTEA Inc. and DAVIDsTEA (USA) Inc., dated August 19, 2013, as amended	F-1	4/2/2015	10.1
10.2	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.4	Form of Nonstatutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.5	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.6	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.7	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.41
10.8	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.9	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.10	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.11	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.12	Month to Month Tenancy Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2011	F-1	4/2/2015	10.46
10.13	License Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 18, 2008	F-1	4/2/2015	10.47
10.14	License Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated June 3, 2013	F-1	4/2/2015	10.48
10.15	Agreement of Sublease by and between Le Chateau Inc. and DAVIDsTEA Inc., dated April 26, 2012	F-1	4/2/2015	10.49

10.16	Storage Agreement by and between Le Chateau Inc. and DAVIDsTEA Inc., dated May 28, 2012	F-1	4/2/2015	10.50
10.17	Storage Agreement Extension by and between Le Chateau Inc. and DAVIDsTEA Inc., dated February 14, 2014	F-1	4/2/2015	10.51
10.18	Short-Term Incentive Plan	F-1	4/2/2015	10.52
10.19	Credit Agreement by and between DAVIDsTEA Inc., Bank of Montreal and BMO Capital Markets, dated April 24, 2015	F-1/A	5/18/2015	10.56
10.20	First Memorandum of Agreement between DAVIDsTEA (USA) Inc. and Christine Bullen, dated January 31, 2017	10-K	4/13/2017	10.40
10.21	Employment Agreement by and between DAVIDsTEA Inc. and Joel Silver, dated March 13, 2017	8-K	3/13/2017	10.1
10.22	Memorandum of Agreement between DAVIDsTEA Inc. and Christine Bullen, dated May 29, 2017	8-K	6/2/2017	10.1
10.23	Executive Employment Agreement between DAVIDsTEA Inc. and Howard Tafler, dated September 7, 2017	10-Q	9/7/2017	10.1
23.1	Consent of Independent Registered Public Accounting Firm		5/2/2019	Filed herewith
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		5/2/2019	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		5/2/2019	Filed herewith
32.1

Certification of Interim Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.

			5/2/2019	Filed herewith
32.2

Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.

			5/2/2019	Filed herewith
101.INS	101.INS XBRL Instance		4/19/2018	Filed herewith
101.SCH	101.SCH XBRL Taxonomy Extension Schema		4/19/2018	Filed herewith
101.CAL	101.CAL XBRL Taxonomy Extension Calculation		4/19/2018	Filed herewith
101.LAB	101.LAB XBRL Taxonomy Extension Labels		4/19/2018	Filed herewith
101.PRE	101.PRE XBRL Taxonomy Extension Presentation		4/19/2018	Filed herewith
101.DEF	101.DEF XBRL Taxonomy Extension Definition		4/19/2018	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

Date: May 2, 2019	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Interim Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Herschel Segal	Interim Chief Executive Officer and Chairman of the Board
Name: Herschel Segal	(principal executive officer)

/s/ Frank Zitella	Chief Financial Officer and Chief Operating Officer
Name: Frank Zitella	(principal financial officer and principal accounting officer)

/s/ Pat De Marco	Director
Name: Pat De Marco

/s/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/s/ Max Ludwig Fisher	Director
Name: Max Ludwig Fischer

/s/ Anne Darche	Director
Name: Anne Darche

/s/ Susan L. Burkman	Director
Name: Susan L. Burkman

/s/ Peter Robinson	Director
Name: Peter Robinson

Date: May 2, 2019

