Form 10-Q
period 2019-05-04
DAVIDsTEA Inc.
filed 2019-06-18
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number 001-37404

DAVIDsTEA Inc.
(Exact name of registrant as specified in its charter)

Canada	98-1048842
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☒
Non-accelerated filer	☒	Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 14, 2019, 26,060,785 common shares of the registrant were outstanding.

DAVIDsTEA Inc.

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act , qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers, although the Company is not required to do so.

In this quarterly report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CAD,” “CND$,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On June 14, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3382.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		May 4,	February 2,
		2019	2019
		$	$

ASSETS
Current
Cash		35,491	42,074
Accounts and other receivables		2,909	3,681
Inventories	[Note 5]	31,642	34,353
Income tax receivable		4,112	4,107
Prepaid expenses and deposits		9,164	8,819
Total current assets		83,318	93,034
Property and equipment		22,879	23,788
Intangible assets		6,021	5,678
Right-of-use assets	[Note 3]	72,373	—
Total assets		184,591	122,500
LIABILITIES AND EQUITY
Current
Trade and other payables		15,305	20,951
Deferred revenue		5,567	6,241
Current portion of provisions	[Note 3]	—	3,714
Current portion of lease liabilities	[Note 3]	16,324	—
Total current liabilities		37,196	30,906
Deferred rent and lease inducements	[Note 3]	—	8,698
Provisions	[Note 3]	—	15,440
Non-current portion of lease liabilities	[Note 3]	82,866	—
Total liabilities		120,062	55,044
Commitments and contingencies
Equity
Share capital	[Note 7]	112,740	112,519
Contributed surplus		1,088	1,400
Deficit		(50,540)	(47,960)
Accumulated other comprehensive income		1,241	1,497
Total equity		64,529	67,456
Total liabilities and equity		184,591	122,500

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		May 4,	May 5,
		2019	2018
		$	$

Sales	[Note 12]	44,265	45,786
Cost of sales		17,929	23,094
Gross profit		26,336	22,692
Selling, general and administration expenses	[Note 9]	28,709	24,396
Results from operating activities		(2,373)	(1,704)
Finance costs		1,827	79
Finance income		(191)	(237)
Loss before income taxes		(4,009)	(1,546)
Provision for income tax (recovery)	[Note 8]	—	(344)
Net loss		(4,009)	(1,202)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts	[Note 13]	—	707
Realized net loss on forward exchange contracts reclassified to inventory		—	438
Provision for income tax recovery		—	(306)
Cumulative translation adjustment		(256)	(321)
Other comprehensive income (loss), net of tax		(256)	518
Total comprehensive loss		(4,265)	(684)
Net loss per share:
Basic and fully diluted	[Note 10]	(0.15)	(0.05)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 10]	26,019,594	25,893,327

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
OPERATING ACTIVITIES
Net loss	(4,009)	(1,202)
Items not affecting cash:
Depreciation of property and equipment	1,325	1,686
Amortization of intangible assets	399	182
Amortization of right-of-use assets	3,791	—
Interest on lease liabilities	1,827	—
Deferred rent	—	(137)
Recovery for onerous contracts	—	(176)
Stock-based compensation expense	127	295
Amortization of financing fees	—	20
Accretion on provisions	—	59
Deferred income taxes	—	956
Sub-total	3,460	1,683
Net change in other non-cash working capital balances related to operations	(3,100)	(8,789)
Cash flows related to operating activities	360	(7,106)
FINANACING ACTIVITIES
Payment of lease liabilities	(5,823)	—
Cash flows related to financing activities	(5,823)	—
INVESTING ACTIVITIES
Additions to property and equipment	(415)	(928)
Additions to intangible assets	(705)	(1,582)
Cash flows related to investing activities	(1,120)	(2,510)
Decrease in cash during the period	(6,583)	(9,616)
Cash, beginning of the period	42,074	63,484
Cash, end of the period	35,491	53,868
Supplemental Information
Cash paid for:
Interest	—	—
Income taxes (classified as operating activity)	—	—
Cash received for:
Interest	195	233
Income taxes (classified as operating activity)	—	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$

Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the three months ended May 5, 2018	—	—	(1,202)	—	—	—	(1,202)
Other comprehensive loss	—	—	-	839	(321)	518	518
Total comprehensive loss	—	—	(1,202)	839	(321)	518	(684)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	257	(593)	134	—	—	—	(202)
Stock-based compensation expense	—	295	—	—	—	—	295
Income tax impact associated with stock options	—	11	—	—	—	—	11
Balance, May 5, 2018	111,949	2,355	(15,789)	672	1,601	2,273	100,788

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
Excess of onerous lease provision over right-of-use asset	—	—	1,280	—	—	—	1,280
Adjusted balance at beginning of period	112,519	1,400	(46,680)	—	1,497	1,497	68,736
Net loss for the year ended May 4, 2019	—	—	(4,009)	—	—	—	(4,009)
Other comprehensive loss	—	—	—	—	(256)	(256)	(256)
Total comprehensive loss	—	—	(4,009)	—	(256)	(256)	(4,265)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	221	(439)	149	—	—	—	(69)
Stock-based compensation expense	—	127	—	—	—	—	127
Balance, May 4, 2019	112,740	1,088	(50,540)	—	1,241	1,241	64,529

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended May 4, 2019 and May 5, 2018 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended May 4, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on June 18, 2019. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 2, 2019, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 2, 2019, other than as disclosed in note 3 below.

3. CHANGES IN ACCOUNTING POLICIES

IFRS 16 – Leases

IFRS 16, “Leases’’ (“IFRS 16’’) replaces IAS 17, “Leases’’ and related interpretations. This standard provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the balance sheet. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard is effective for annual periods beginning on or after January 1, 2019.

a) Nature of the effect of adoption of IFRS 16

The Company has adopted IFRS 16 as at February 3, 2019. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has elected to apply the modified retrospective method by setting right-of-use assets based on the lease liability at the date of initial application, adjusted by the amount of any prepaid or accrued lease payments, and has applied the following practical expedients:

-	applying IFRS 16 exclusively to contracts that were previously identified as leases applying IAS 17 at the date of initial application;
-	applying a single discount rate to a portfolio of leases with reasonably similar characteristics;
-	relying on its assessment of whether leases are onerous applying IAS 37 immediately before the date of initial application as an alternative to performing an impairment review of the right-of-use asset;
-	excluding initial direct costs from the measurement of the right-of-use asset at the date of initial application; and
-	not separating the lease component and its associated non-lease component.

The effect of adoption of IFRS 16 as at February 3, 2019 is as follows:

	February 2,		February 3,
	2019	IFRS 16	2019
	$	Adoption	$
ASSETS
Right-of-use assets	—	75,596	75,596
Other assets	122,500	—	122,500
Total assets	122,500	75,596	198,096
LIABILITIES
Lease liability	—	102,168	102,168
Deferred rent and lease inducements	8,698	(8,698)	—
Provisions	19,154	(19,154)	—
Other liabilities	27,192	—	27,192
Total liabilities	55,044	74,316	129,360
EQUITY
Deficit	(47,960)	1,280	(46,680)
Other	115,416	—	115,416
Total equity	67,456	1,280	68,736
TOTAL LIABILITIES AND EQUITY	122,500	75,596	198,096

For leases previously classified as operating leases, the Company recorded the right-of-use assets based on the amount equal to the lease liabilities, adjusted for any related prepaid and accrued lease payments previously recognized. Due to this, the Company derecognized an amount of $8,698 that was previously included under deferred rent and leasehold inducements with a corresponding adjustment to the right-of-use asset.

The excess of onerous lease provision under IAS 37 over right-of-use asset at the date of transition (mainly due to the higher discount rate used to calculate the lease liability and related right-of-use asset) amounted to $1,280 and was included in deficit.

The lease liabilities as at February 3, 2019 can be reconciled to the operating lease commitments as of February 2, 2019 as follows:

February 3,
2019
$
Minimum lease payments under operating lease	116,772
Discounted using a weighted average incremental borrowing rate of 6.63%	(24,484)
Discounted non-lease component associated with lease component pursuant to practical expedient election	9,880
102,168

Operating lease payments which were previously included in cost of sales on the consolidated statement of income are replaced with depreciation expenses (included in selling, general and administrative expenses) from the right-of-use asset and interest expense (included under finance costs) from the lease liability.

b) Summary of new accounting policies

Right-of-use assets

The Company recognises right-of-use assets at the commencement date of the lease (i.e., the date the underlying asset is available for use). Right-of-use assets are measured at cost, less any accumulated depreciation and impairment losses, and adjusted for any remeasurement of lease liabilities. The cost of right-of-use assets includes the amount of lease liabilities recognised, initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received. Unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term, the recognised right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term. Right-of-use assets are subject to impairment. Amortization expense is recorded in selling, general and administrative expense.

Lease liabilities

At the commencement date of the lease, the Company recognises lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate. The lease payments also include the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate. The variable lease payments that do not depend on an index or a rate are recognised as expense in the period on which the event or condition that triggers the payment occurs.

In calculating the present value of lease payments, the Company uses the incremental borrowing rate at the lease commencement date if the interest rate implicit in the lease is not readily determinable. After the commencement date, the amount of lease liabilities is increased to reflect the accretion of interest and reduced for the lease payments made. Interest accretion is recorded as interest expense in finance costs. In addition, the carrying amount of lease liabilities is remeasured if there is a modification, a change in the lease term, a change in the in-substance fixed lease payments or a change in the assessment to purchase the underlying asset. The Company has elected to apply the practical expedient to not separate the lease component and its associated non-lease component.

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered of low value (i.e., below US $5,000). Lease payments on short-term leases and leases of low-value assets are recognised as expense on a straight-line basis over the lease term.

Significant judgement in determining the lease term of contracts with renewal options

The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised.

The Company has the option, under some of its leases to lease the assets for additional terms of three to five years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew. That is, it considers all relevant factors that create an economic incentive for it to exercise the renewal, including store performance, expected future performance and past business practice. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise (or not to exercise) the option to renew (e.g., a change in business strategy).

c) Amounts recognised in the statement of financial position and profit or loss

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the period:

	Right-of use	Lease
	assets	liability
	$	$
Balance, February 3, 2019	75,596	102,168
Amortization expense	(3,791)	—
Interest expense	—	1,827
Payments	—	(5,823)
CTA	568	1,018
Balance, May 4, 2019	72,373	99,190

The Company recognizes variable lease payments of $210 for the three months ended May 4, 2019.

IFRS 23 – Uncertainty over Income Tax Treatments

IFRIC 23, “Uncertainty over Income Tax Treatments” (the “Interpretation”), was issued by the IASB in June 2017. The Interpretation provides guidance on the accounting for current and deferred tax liabilities and assets in circumstances in which there is uncertainty over income tax treatments. The Interpretation is effective for annual periods beginning on or after January 1, 2019. Earlier application is permitted. The Interpretation requires an entity to:

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

The adoption of this interpretation did not have a significant impact on the Company’s financial statements.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgements made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 2, 2019.

5. INVENTORIES

	May 4,	February 2,
	2019	2019
	$	$
Finished goods	28,978	28,991
Goods in transit	731	3,262
Packaging	1,933	2,100
	31,642	34,353

6. REVOLVING FACILITY

On June 11, 2018, the Company amended its existing Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a two year revolving facility (“Amended Revolving Facility”) in the principal amount of $15,000 or the equivalent in U.S. dollars, repayable at any time, two years from June 11, 2018, with no accordion feature. Borrowings under the Amended Revolving Facility may not exceed the lesser of the total commitment for the revolving facility and the borrowing base, calculated as 75% of the face value of all eligible receivables plus 50% of the estimated value of all eligible inventory, less any priority payables.

The Amended Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of the lender, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15,000. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate or LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility.

The credit facility also contains nonfinancial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at May 4, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at May 4, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercial reasonable terms.

7. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	May 4,	February 2,
	2019	2019
	$	$
Share Capital - Common shares	112,740	112,519

During the three-month periods ended May 4, 2019 and May 5, 2018, no stock options were exercised for common shares.

In addition, during the three-month period ended May 4, 2019, 39,365 common shares [May 5, 2018 – 29,785 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $221, net of tax [May 5, 2018 — $257] and a reduction in contributed surplus of $439 [May 5, 2018 — $593].

Stock-based compensation

As at May 4, 2019, 929,053 common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three-month periods ended May 4, 2019 and May 5, 2018.

A summary of the status of the Company’s stock option plan and changes during the three-month period is presented below.

	For the three months ended
	May 4,		May 5,
	2019		2018
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	137,540	7.17	447,779	7.18
Issued	-	-	-	-
Exercised	-	-	-	-
Forfeitures	(9,020)	6.2	(55,342)	5.34
Outstanding, end of year	128,520	7.20	392,437	7.44
Exercisable, end of year	127,101	7.12	260,604	6.01

A summary of the status of the Company’s RSU plan and changes during the three-month period is presented below.

	For the three months ended
	May 4,		May 5,
	2019		2018
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	270,976	5.26	289,416	9.7
Granted	—	—	416,450	4.35
Forfeitures	(21,716)	5.73	(10,880)	9.49
Vested	(42,934)	5.15	(29,785)	8.61
Vested, withheld for tax	(33,865)	6.44	(31,694)	8.58
Outstanding, end of year	172,461	5.00	633,507	6.29

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended May 4, 2019, the Company recognized a stock-based compensation expense of $127 [May 5, 2018 — $295].

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	May 4,		May 5,
	2019		2018
	%	$	%	$
Income tax recovery — statutory rate	26.9	(1,077)	26.9	(416)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.8)	33	(4.6)	71
Unrecognized deferred income tax assets	(26.1)	1,044	—	—
Other	—	—	(0.1)	1
Income tax provision (recovery) — effective tax rate	—	—	22.2	(344)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
Income tax provision (recovery)
Current	—	(1,300)
Deferred	—	956
	—	(344)

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
Wages, salaries and employee benefits	16,517	16,480
Depreciation of property and equipment	1,325	1,686
Amortization of intangible assets	399	182
Amortization right-of-use asset	3,791	—
Utilization of onerous contract	—	(1,340)
Recovery of provision for onerous contracts	—	(176)
Stock-based compensation	127	295
Strategic review and proxy contest	—	794
Other selling, general and administration	6,550	6,475
	28,709	24,396

10. EARNINGS PER SHARE

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	May 4,	May 5,
	2019	2018
	$	$
Net loss for basic EPS	(4,009)	(1,202)

Weighted average number of shares outstanding — basic and diluted	26,019,594	25,893,327
Net loss per share:
Basic and fully diluted	(0.15)	(0.05)

As a result of the net loss during the three-month periods ended May 4, 2019 and May 5, 2018, the stock options and restricted stock units disclosed in Note 7 are anti-dilutive.

11. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three-month period ended May 4, 2019, the Company purchased merchandise for resale amounting to $15 [May 5, 2018 - $64], and provided net infrastructure and administrative services of $18 [May 5, 2018 - $nil] from and to a company controlled by one of its executive employees, respectively.

In February 2019, the Company entered into an arrangement with a related party of the controlling shareholder for reporting and consulting services. Subsequent to quarter-end, the Company purchased the perpetual license rights to the reporting data model and associated intellectual property for $200.

12. SEGMENT INFORMATION

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

The Company derives revenue from the following products:

	May 4,	May 5,
	2019	2018
	$	$
Tea	33,424	33,230
Tea accessories	7,655	8,714
Food and beverages	3,186	3,842
	44,265	45,786

Property and equipment and intangible assets by country are as follows:

	May 4,	May 5,
	2019	2018
	$	$
Canada	27,443	37,234
US	1,457	3,763
Total	28,900	40,997

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended
	May 4, 2019
	Canada	US	Consolidated
	$	$	$
Sales	34,190	10,075	44,265
Cost of sales	14,114	3,815	17,929
Gross profit	20,076	6,260	26,336
Selling, general and administration expenses (allocated)	15,183	5,197	20,380
Results from operating activities before corporate expenses	4,893	1,063	5,956
Selling, general and administration expenses (non-allocated)			8,329
Results from operating activities			(2,373)
Finance costs			1,827
Finance income			(191)
Loss before income taxes			(4,009)

	For the three months ended
	May 5, 2018
	Canada	US	Consolidated
	$	$	$
Sales	36,532	9,254	45,786
Cost of sales	17,816	5,278	23,094
Gross profit	18,716	3,976	22,692
Selling, general and administration expenses (allocated)	13,384	4,158	17,542
Provision for onerous contracts	(192)	(1,324)	(1,516)
Results from operating activities before corporate expenses	5,524	1,142	6,666
Selling, general and administration expenses (non-allocated)			8,370
Results from operating activities			(1,704)
Finance costs			79
Finance income			(237)
Loss before income taxes			(1,546)

13. FINANCIAL RISK MANAGEMENT

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $6.

The Company’s foreign exchange exposure is as follows:

	May 4,	February 2,
	2019	2019
	US$	US$
Cash	810	267
Accounts receivable	736	1,142
Accounts payable	1,667	3,869

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

The Company had no foreign exchange contracts outstanding as at May 4, 2019.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates. The Company is exposed to cash flow risk under the Revolving Facility which bears interest at variable interest rates (Note 6). As at May 4, 2019, the Company did not have any borrowings on the Revolving Facility.

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

As at May 4, 2019, the Company had $35,491 in cash. In addition, the Company has a Revolving Facility of $15,000, the full amount of which remained un-drawn as at May 4, 2019. Access to this Facility is further described in Note 6.

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

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9 . The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There are no outstanding derivative financial instruments at May 4, 2019.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three-month periods ended May 4, 2019 and May 5, 2018.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, competitive strengths and differentiators, strategy, long-term Adjusted EBITDA margin potential, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on May 5, 2019.

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

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially-available relevant information. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur, and investors are cautioned not to unduly rely upon these statements.

Forward-looking statements speak only as of the date of this Form 10-Q. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Accounting Periods

All references to “Fiscal 2019” are to the Company’s fiscal year ending February 1, 2020. All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended February 2, 2019 and year ending February 1, 2020 both cover a 52-week period.

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 234 company-operated DAVIDsTEA stores as of May 4, 2019, and through our online store at www.davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section of Form 10-K filed with the SEC and on SEDAR and available at www.sec.gov and www.sedar.com, respectively.

How We Assess Our Performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales. Sales consist primarily of sales from our retail stores, our online store and from our wholesale distribution channel. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarter because of lower customer traffic in our locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products. Sales also include gift card breakage income.

Comparable Sales. Comparable sales refer to period-over-period comparison information for comparable stores. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

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

Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs and distribution costs.

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments and provision (recovery) for onerous contracts. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property, plant and equipment, amortization of intangible, amortization of right-of-use assets and other operating costs.

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

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to our credit facility, accretion expense on the provisions for onerous contracts and interest expense from lease liabilities.

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

Selected Operating and Financial Highlights

Results of Operations

The Company has adopted IFRS 16 as at February 3, 2019. As fully described in Note 3 of our unaudited condensed consolidated interim financial statements for the first quarter of 2019, IFRS 16 provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the consolidated balance sheet. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Comparative figures for the first quarter of 2019 have not been restated and continue to be reported under IAS 17, Leases and Related interpretations.

As a result, operating lease payments which were previously included in cost of sales on the consolidated statement of loss are replaced with depreciation expenses (included in selling, general and administrative expenses) from the right-of-use asset and interest expense (included under finance costs) from the lease liability. For analysis purposes only, this MD&A also shows where applicable, amounts for the first quarter of 2019 as if the Company continued to report under IAS 17, Leases and Related interpretations, and did not adopt IFRS 16, other than for differences related to testing long-lived assets for impairment and accounting for onerous store leases pursuant to the guidance of IAS 37, Provisions, which could have had an impact on the EBITDA and net loss of the Company under accounting standards applicable prior to February 3, 2019.

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018

Consolidated statement of loss data:
Sales	$44,265	$44,265	$45,786
Cost of sales	17,929	23,752	23,094
Gross profit	26,336	20,513	22,692
Selling, general and administration expenses	28,709	24,918	24,396
Results from operating activities	(2,373)	(4,405)	(1,704)
Finance costs	1,827	—	79
Finance income	(191)	(191)	(237)
Loss before income taxes	(4,009)	(4,214)	(1,546)
Provision for income tax recovery	—	—	(344)
Net loss	$(4,009)	$(4,214)	$(1,202)
Percentage of sales:
Sales	100.0%	100.0%	100.0%
Cost of sales	40.5%	53.7%	50.4%
Gross profit	59.5%	46.3%	49.6%
Selling, general and administration expenses	64.9%	56.3%	53.3%
Results from operating activities	(5.4%)	(10.0%)	(3.7%)
Finance costs	4.1%	0.0%	0.2%
Finance income	(0.4%)	(0.4%)	(0.5%)
Loss before income taxes	(9.1%)	(9.5%)	(3.4%)
Provision for income tax recovery	0.0%	0.0%	(0.8%)
Net loss	(9.1%)	(9.5%)	(2.6%)
Other financial and operations data:
Adjusted EBITDA (1)	$3,269	$(2,554)	$(400)
Adjusted EBITDA as a percentage of sales	7.4%	(5.8%)	(0.9%)
Number of stores at end of period	234	234	240
Comparable sales decline for period (2)	(6.1%)	(6.1%)	(10.6%)

_______________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Financial Measures” below.
(2)

Comparable sales refer to period-over-period comparison information for comparable stores. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Financial Measures

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, are not a presentation made in accordance with IFRS, and the use of the terms Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, provides investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, do not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, do not reflect the cash requirements necessary to service interest or principal payments on our debt; and

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018

Selling, general and administration expenses	$28,709	$24,918	$24,396
Impact of onerous contracts (a)	—	—	1,516
Strategic review and proxy contest costs (b)	—	—	(794)
Adjusted selling, general and administration expenses	$28,709	$24,918	$25,118

_____________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018

Results from operating activities	$(2,373)	$(4,405)	$(1,704)
Impact of onerous contracts (a)	—	—	(1,516)
Strategic review and proxy contest costs (b)	—	—	794
Adjusted results from operating activities	$(2,373)	$(4,405)	$(2,426)

_____________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019 (1)	of IFRS 16	2018

Net loss	$(4,009)	$(4,214)	$(1,202)
Finance costs	1,827	—	79
Finance income	(191)	(191)	(237)
Depreciation and amortization	5,515	1,724	1,868
Recovery of income tax	—	—	(344)
EBITDA	$3,142	$(2,681)	$164
Additional adjustments :
Stock-based compensation expense (a)	127	127	295
Impact of onerous contracts (b)	—	—	(1,516)
Deferred rent (c)	—	—	(137)
Strategic review and proxy contest costs (d)	—	—	794
Adjusted EBITDA	$3,269	$(2,554)	$(400)

_____________

(1)

Adjusted EBITDA for May 4, 2019 excluding impact of IFRS 16 assumes the Company continued to report under IAS 17, Leases and did not adopt IFRS 16. Under IFRS 16, the nature and timing of expenses related to operating leases have changed as the straight-line operating leases expenses have been replaced with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, IFRS 16 had a favourable impact of approximately $5.8 million on adjusted EBITDA for May 4, 2019 as operating lease expenses have been replaced with deprecation and interest expense, which are not included in the calculation of adjusted EBITDA.

(a)	Represents non-cash stock-based compensation expense.
(b)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(c)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of reported results to Adjusted net loss

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018

Net loss	$(4,009)	$(4,214)	$(1,202)
Impact of onerous contracts (a)	—	—	(1,516)
Strategic review and proxy contest costs (b)	—	—	794
Adjusted net loss	$(4,009)	$(4,214)	$(1,924)

_____________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018

Weighted average number of shares outstanding, fully diluted	26,019,594	26,019,594	25,893,327

Adjusted weighted average number of shares outstanding, fully diluted	26,019,594	26,019,594	25,893,327

Net loss	$(4,009)	$(4,214)	$(1,202)

Adjusted net loss	$(4,009)	$(4,214)	$(1,924)

Net loss per share, fully diluted	$(0.15)	$(0.16)	$(0.05)

Adjusted net loss per share, fully diluted	$(0.15)	$(0.16)	$(0.07)

Three Months Ended May 4, 2019 compared to Three Months Ended May 5, 2018

Sales. Sales for the three months ended May 4, 2019 decreased 3.3%, or $1.5 million, to $44.3 million from $45.8 million in the prior year quarter. Sales from our e-commerce and wholesale channels increased $0.6 million, or by 9.3%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $2.5 million and a decline of $2.3 million, or 6.1%, in comparable store sales.

Gross Profit. Gross profit increased by 16.1%, or $3.6 million, to $26.3 million for the three months ended May 4, 2019, from the prior year quarter. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $5.8 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $2.2 million to $20.5 million, representing a gross profit of 46.3% for the three months ended May 4, 2019, a decrease of 3.3% from the prior year quarter resulting from a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by 17.7%, or $4.3 million, to $28.7 million in the three months ended May 4, 2019 from the prior year quarter. Under IFRS 16, SG&A includes $3.8 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $24.9 million, an increase of $0.5 million, or 2%, from the prior year quarter and as a percentage of sales would have amounted to 56.3% representing an increase of 3.0% over the prior year quarter. Excluding the impact of IFRS 16 for the three months ended May 4, 2019 and the impact of onerous contracts and costs related to the strategic review and proxy contest for the three months ended May 5, 2018, Adjusted SG&A decreased by $0.2 million for the three months ended May 4, 2019. As a percentage of sales, Adjusted SG&A increased to 56.3% from 54.9% due to the deleveraging of fixed costs as a result of negative comparable store sales.

Results from Operating Activities. Loss from operating activities was $2.4 million as compared to a loss of $1.7 million in the prior year quarter. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $4.4 million, an increase of $2.7 million from the prior year quarter. This is explained by a decline in gross profit of $2.2 million resulting from a decline in sales of $ 1.5 million, an increase in cost of sales of $0.7 million and an increase in SG&A of $0.5 million. Adjusted results from operating activities, which excludes any impact from onerous contracts, and costs related to the strategic review and proxy contest, was $4.4 million compared to $2.4 million in the prior year quarter.

Finance Costs. Finance costs amounted to $1.8 million in the three months ended May 4, 2019, an increase of $1.7 million from the prior year quarter. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been $nil in the current year quarter.

Finance Income. Finance income of $0.2 million is derived from interest on cash on hand and has decreased slightly from prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $3.1 million in the quarter ended May 4, 2019 compared to $0.2 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $2.7 million, representing a decrease of $2.9 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to $3.3 million compared to a negative $0.4 million in the prior year quarter. Excluding the impact of IFRS 16 and stock-based compensation for the three months ended May 4, 2019 and the impact of stock-based compensation, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the three months ended May 5, 2018, Adjusted EBITDA decreased by $2.2 million from the prior year quarter.

Net Loss. Net loss was $4.0 million in the quarter ended May 4, 2019 compared to a net loss of $1.2 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $4.2 million, representing an increase of $3.0 million in net loss over the prior year quarter. Adjusted net loss, which excludes the impact from onerous contracts and costs related to strategic review and proxy contest, was $4.0 million compared to $1.9 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.15 compared to $0.05 in the first quarter of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.15 per share compared to $0.07 per share.

Liquidity and Capital Resources

As at May 4, 2019 we had $35.5 million of cash primarily held by major Canadian financial institutions. Total current assets less the sum of Trade and other payables and Deferred revenue was $62,446 and $65,842, for the periods ended May 4, 2019 and February 2, 2019, respectively.

Our primary source of liquidity is cash on hand. Our primary cash needs are to finance working capital, investments in infrastructure and for capital expenditures related to store renovations.

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

We believe that our cash position, net cash provided by our operating activities will be adequate to finance our planned capital expenditures and working capital requirements for the next twelve months.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
Cash flows provided by (used in) :
Operating activities	$360	$(5,463)	$(7,106)
Financing activities	(5,823)	—	—
Investing activities	(1,120)	(1,120)	(2,510)
Decrease in cash	$(6,583)	$(6,583)	$(9,616)

Cash Flows Used in Operating Activities. Net cash provided by operating activities amounted to $0.4 million for the three months ended May 4, 2019 from net cash used of $7.1 million for the three months ended May 5, 2018. Excluding the impact of IFRS 16, net cash used in operating activities amounted to $5.5 million, an improvement of $1.6 million from the prior year quarter. Net change in other non-cash working capital balances related to operations improved by $5.7 million primarily from reduction in accounts receivables, inventories and prepaids, and an increase in accounts payables and accrued liabilities, offset by an increase of $4.1 million used in operating activities resulting primarily from lower results from operations.

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $5.8 million for the three months ended May 4, 2019, compared to $nil for the three months ended May 5, 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to $nil in both periods.

Cash Flows Used in Investing Activities. Capital expenditures decreased by $1.4 million, to $1.1 million for the three months ended May 4, 2019, from $2.5 million for the three months ended May 5, 2018. This decrease was primarily due to lower investment in both leasehold improvements as well as software.

Credit Facility with Bank of Montreal

On June 11, 2018, the Company amended its existing Credit Agreement (the “Amended Credit Agreement”). The Amended Credit Agreement provides for a two year revolving facility (“Amended Revolving Facility”) in the principal amount of $15,000 or the equivalent in U.S. dollars, repayable at any time, two years from June 11, 2018, with no accordion feature. Borrowings under the Amended Revolving Facility may not exceed the lesser of the total commitment for the revolving facility and the borrowing base, calculated as 75% of the face value of all eligible receivables plus 50% of the estimated value of all eligible inventory, less any priority payables.

The Amended Credit Agreement subjects the Company to certain financial covenants. Without the prior written consent of the lender, the Company’s fixed charge coverage ratio may not be less than 1.10:1.00 and the Company’s leverage ratio may not exceed 3.00:1.00. In addition, the Company’s net tangible worth may not be less than $65,000 and the Company’s minimum excess availability must not be less than $15,000. The Amended Revolving Facility bears interest based on the Company’s adjusted leverage ratio, at the bank’s prime rate, U.S. bank rate or LIBOR plus a range from 0.5% to 2.5% per annum. A standby fee range of 0.3% to 0.5% will be paid on the daily principal amount of the unused portion of the Amended Revolving Facility.

The credit facility also contains nonfinancial covenants that, among other things and subject to certain exceptions, restrict the Company’s ability to become guarantor or endorser or otherwise become liable upon any note or other obligation other than in the normal course of business. The Company also cannot make any dividend payments.

As at May 4, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at May 4, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercial reasonable terms.

Off-Balance Sheet Arrangements

We have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended February 2, 2019, other than those which occur in the normal course of business.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgement involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended February 2, 2019 included in our Annual Report on Form 10-K dated May 2, 2019. There have been no material changes to the critical accounting policies and estimates since February 2, 2019, other than with respect to IFRS 16 as described in Note 3 to the interim consolidated financial statements.

Recently Issued Accounting Standards

Refer to Note 3, “Changes in Accounting Policies” for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated May 2, 2019.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 4, 2019, our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three-month period ended May 4, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended February 2, 2019.

Item 2. Unregistered Sales of Equity Securities

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

DAVIDsTEA INC.

Date: June 18, 2019	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

