Form 10-Q
period 2019-08-03
DAVIDsTEA Inc.
filed 2019-09-17
CIK 1627606

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 2019.

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Emerging growth company	☒
		Smaller reporting company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 17, 2019, 26,064,286 common shares of the registrant were outstanding.

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

On September 13, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3268.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		August 3,	February 2,
		2019	2019
		$	$
ASSETS
Current
Cash		29,725	42,074
Accounts and other receivables	[Note 11]	3,913	3,681
Inventories	[Note 5]	27,893	34,353
Income tax receivable		3,946	4,107
Prepaid expenses and deposits		9,890	8,819
Total current assets		75,367	93,034
Property and equipment		21,794	23,788
Intangible assets		6,521	5,678
Right-of-use assets	[Note 3]	68,230	—
Total assets		171,912	122,500
LIABILITIES AND EQUITY
Current
Trade and other payables		13,810	20,951
Deferred revenue		5,763	6,241
Current portion of provisions	[Note 3]	—	3,714
Current portion of lease liabilities	[Note 3]	16,416	—
Total current liabilities		35,989	30,906
Deferred rent and lease inducements	[Note 3]	—	8,698
Provisions	[Note 3]	—	15,440
Non-current portion of lease liabilities	[Note 3]	78,157	—
Total liabilities		114,146	55,044
Commitments and contingencies
Equity
Share capital	[Note 7]	112,792	112,519
Contributed surplus		1,109	1,400
Deficit		(57,512)	(47,960)
Accumulated other comprehensive income		1,377	1,497
Total equity		57,766	67,456
Total liabilities and equity		171,912	122,500

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		August 3,	Aug 4,	August 3,	Aug 4,
		2019	2018	2019	2018
		$	$	$	$

Sales	[Note 12]	39,167	40,167	83,432	85,953
Cost of sales		17,362	22,824	35,291	45,918
Gross profit		21,805	17,343	48,141	40,035
Selling, general and administration expenses	[Note 9]	27,237	31,350	55,946	55,746
Results from operating activities		(5,432)	(14,007)	(7,805)	(15,711)
Finance costs		1,781	78	3,608	157
Finance income		(195)	(215)	(386)	(452)
Loss before income taxes		(7,018)	(13,870)	(11,027)	(15,416)
Provision for income tax (recovery)	[Note 8]	—	(3,872)	—	(4,216)
Net loss		(7,018)	(9,998)	(11,027)	(11,200)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts	[Note 13]	—	87	—	794
Realized net loss on forward exchange contracts reclassified to inventory		—	(578)	—	(140)
Provision for income tax recovery		—	131	—	(175)
Cumulative translation adjustment		136	(90)	(120)	(411)
Other comprehensive income (loss), net of tax		136	(450)	(120)	68
Total comprehensive loss		(6,882)	(10,448)	(11,147)	(11,132)
Net loss per share:
Basic and fully diluted	[Note 10]	(0.27)	(0.39)	(0.42)	(0.43)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 10]	26,056,520	25,910,086	26,038,128	25,878,982

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended
	August 3,	Aug 4,	August 3,	Aug 4,
	2019	2018	2019	2018
	$	$	$	$
OPERATING ACTIVITIES
Net loss	(7,018)	(9,998)	(11,027)	(11,200)
Items not affecting cash:
Depreciation of property and equipment	1,359	1,722	2,684	3,408
Amortization of intangible assets	456	346	855	528
Amortization of right-of-use assets	3,813	—	7,604	—
Loss on Disposal of Property and equipment	22	14	22	14
Impairment of property and equipment	—	2,560	—	2,560
Interest on lease liabilities	1,781	—	3,608	—
Deferred rent	—	46	—	(91)
Recovery for onerous contracts	—	2,068	—	1,892
Stock-based compensation expense	143	(393)	270	(98)
Amortization of financing fees	—	20	—	40
Accretion on provisions	—	58	—	117
Deferred income taxes	—	(2,302)	—	(1,346)
Sub-total	556	(5,859)	4,016	(4,176)
Net change in other non-cash working capital balances related to operations	2,527	(6,579)	(573)	(15,368)
Cash flows related to operating activities	3,083	(12,438)	3,443	(19,544)
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	—	74	—	74
Payment of lease liabilities	(5,799)	—	(11,622)	—
Cash flows related to financing activities	(5,799)	74	(11,622)	74
INVESTING ACTIVITIES
Additions to property and equipment	(319)	(740)	(734)	(1,668)
Additions to intangible assets	(958)	(1,141)	(1,663)	(2,723)
Loan advance to a Company controlled by an executive employee	(1,773)	—	(1,773)	—
Cash flows related to investing activities	(3,050)	(1,881)	(4,170)	(4,391)
Decrease in cash during the period	(5,766)	(14,245)	(12,349)	(23,861)
Cash, beginning of the period	35,491	53,868	42,074	63,484
Cash, end of the period	29,725	39,623	29,725	39,623
Supplemental Information
Cash paid for:
Income taxes (classified as operating activity)	—	2	—	2
Cash received for:
Interest	210	210	405	443
Income taxes (classified as operating activity)	168	—	168	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the six months ended August 4, 2018	—	—	(11,200)	—	—	—	(11,200)
Other comprehensive loss	—	—	—	479	(411)	68	68
Total comprehensive loss	—	—	(11,200)	479	(411)	68	(11,132)
Issuance of common shares	153	(79)	—	—	—	—	74
Common shares issued on vesting of restricted stock units	636	(1,305)	282	—	—	—	(387)
Stock-based compensation expense	—	(98)	—	—	—	—	(98)
Balance, August 4, 2018	112,481	1,160	(25,639)	312	1,511	1,823	89,825

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
Excess of onerous lease provision over right-of-use asset	—	—	1,280	—	—	—	1,280
Adjsuted balance at beginning of period	112,519	1,400	(46,680)	—	1,497	1,497	68,736
Net loss for the six months ended August 3, 2019	—	—	(11,027)	—	—	—	(11,027)
Other comprehensive loss	—	—	—	—	(120)	(120)	(120)
Total comprehensive loss	—	—	(11,027)	—	(120)	(120)	(11,147)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	273	(561)	195	—	—	—	(93)
Write-down of deferred income tax assets	—	—	—	—	—	—	—
Stock-based compensation expense	—	270	—	—	—	—	270
Balance, August 3, 2019	112,792	1,109	(57,512)	—	1,377	1,377	57,766

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended August 3, 2019 and August 4August 4, 2018 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended August 3, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on September 17, 2019. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

3. CHANGES IN ACCOUNTING POLICIES

IFRS 16 – Leases

IFRS 16, “Leases’’ (“IFRS 16’’) replaces IAS 17, “Leases’’ and related interpretations. The standard introduces a single on-balance sheet recognition and measurement model for lessees, eliminating the distinction between operating and finance leases. The lessee recognizes a right-of-use asset representing its control of and right to use the underlying asset and a lease liability representing its obligation to make future lease payments. Lessors continue to classify leases as finance and operating leases. Certain exemptions will apply for short-term leases and leases of low value assets. The new standard became effective for annual periods beginning on or after January 1, 2019.

a)       Nature of the effect of adoption of IFRS 16

The Company has adopted IFRS 16 as at February 3, 2019. Substantially all of the Company’s existing leases are real estate leases for its retail stores, warehouse and corporate head office. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has elected to apply the modified retrospective method by setting right-of-use assets based on the lease liability at the date of initial application, adjusted by the amount of any prepaid or accrued lease payments with no restatement of the prior comparative period. Upon adoption of IFRS 16, the Company has applied the following practical expedients:

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

The lease liabilities as at February 3, 2019 can be reconciled to the operating lease commitments as of February 2, 2019 as follows:

February 3,
2019
$
Minimum lease payments under operating lease	116,772
Discounted using a weighted average incremental borrowing rate of 6.63%	(24,484)
Discounted non-lease component associated with lease component pursuant to practical expedient	9,880
102,168

Operating lease payments, which were previously included in cost of sales on the consolidated statement of income, are replaced with depreciation expenses (included in selling, general and administrative expenses) from the right-of-use asset and interest expense (included under finance costs) from the lease liability.

b)       Summary of new accounting policies

Right-of-use assets

The Company recognises right-of-use assets at the commencement date of the lease (i.e., the date the underlying asset is available for use). Right-of-use assets are initially measured at cost, which includes the initial amount of lease liabilities adjusted for any initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received.

The right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term. In addition the right-of-use assets are subject to impairment and adjusted for any remeasurement of lease liabilities. Amortization expense is recorded in selling, general and administrative expense.

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

c)       Amounts recognized in the statement of financial position and profit or loss

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the period:

	Right-of use	Lease
	assets	liability
	$	$
Balance, February 3, 2019	75,596	102,168
Amortization expense	(7,604)	—
Interest Expense	—	3,608
Payments	—	(11,622)
CTA	238	419
Balance, August 3, 2019	68,230	94,573

Presented as:
Current	—	16,416
Non-Current	68,230	78,157

The Company recognizes variable lease payments of $220 and $430 respectively for the three and six months ended August 3, 2019.

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

5. INVENTORIES

	August 3,	February 2,
	2019	2019
	$	$

Finished goods	24,673	28,991
Goods in transit	1,352	3,262
Packaging	1,868	2,100
	27,893	34,353

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

As at August 3, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at August 3, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercial reasonable terms.

7. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	August 3,	February 2,
	2019	2019
	$	$
Share Capital - 26,060,785 Common shares (February 2, 2019 - 26,011,817)	112,792	112,519

During the three and six-month periods ended August 3, 2019 no stock options were exercised for common shares [August 4, 2018 – 78,135 and 78,135 stock options for 78,135 common shares for cash proceeds of $74 and $74, respectively and 36,418 common shares for a non-cash settlement of $121 and $121 respectively].

In addition, during the three and six-month periods ended August 3, 2019, 9,603 and 48,968 common shares, respectively [August 4, 2018 – 39,752 and 69,540 common shares respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $52 and $273, net of tax [August 4, 2018 — $379 and $636, net of tax, respectively] and a reduction in contributed surplus of $122 and $561, respectively [August 4, 2018 — $712 and $1,305, respectively].

Stock-based compensation

A summary of the status of the Company’s stock option plan and changes during the six-month period is presented below.

	For the six months ended
	August 3,		August 4,
	2019		2018
		Weighted		Weighted
		average		average
	Options	exercice	Options	exercice
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	137,540	7.17	447,779	7.18
Issued	—	—	—	—
Exercised	—	—	(78,135)	3.02
Forfeitures	(28,305)	4.84	(189,979)	8.51
Outstanding, end of period	109,235	7.73	179,665	7.59
Exercisable, end of period	107,816	7.65	102,572	5.70

No stock options were granted during the three and six-month periods ended August 3, 2019 and August 4, 2018.

A summary of the status of the Company’s RSU plan and changes during the six-month period is presented below.

	For the six months ended
	August 3,		August 4,
	2019		2018
	RSUs outstanding #	Weighted average exercice price (1)$	RSUs outstanding #	Weighted average exercice price (1)$
Outstanding, beginning of year	270,976	5.26	289,416	9.70
Granted	804,710	1.93	476,450	3.10
Forfeitures	(32,525)	5.27	(244,296)	6.81
Vested	(71,468)	5.52	(69,540)	9.12
Vested, withheld for tax	(50,331)	5.72	(67,512)	8.97
Outstanding, end of period	921,362	2.30	384,518	5.30

 ___________

(1)	Weighted average fair value per unit as at date of grant

During the six-month period ended August 3, 2019, the Company recognized a stock-based compensation expense of $270 [August 4, 2018 — ($98)].

As at August 3, 2019, 1,650,733 common shares remain available for issuance under the 2015 Omnibus Plan.

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	August 3,		August 4,		August 3,		August 4,
	2019		2018		2019		2018
	%	$	%	$	%	$	%	$
Income tax recovery statutory rate	26.8	(1,878)	26.9	(3,726)	26.8	(2,955)	26.9	(4,142)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.6)	43	1.0	(140)	(0.7)	76	0.4	(69)
Unrecognized deferred income tax assets	(26.2)	1,835	—	—	(26.1)	2,879	—	—
Other	—	—	—	(6)	—	—	—	(5)
Income tax provision (recovery) effective tax rate	—	—	27.9	(3,872)	—	—	27.3	(4,216)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
Income tax provision (recovery)
Current	—	(1,570)	—	(2,870)
Deferred	—	(2,302)	—	(1,346)
	—	(3,872)	—	(4,216)

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	August 3,	Aug 4,	August 3,	Aug 4,
	2019	2018	2019	2018
	$	$	$	$

Wages, salaries and employee benefits	14,792	15,784	31,309	32,264
Depreciation of property and equipment	1,359	1,722	2,684	3,408
Amortization of intangible assets	456	346	855	528
Amortization right-of-use asset	3,813	—	7,604	—
Loss on disposal of property and equipment	22	14	22	14
Impairment of property and equipment	—	2,560	—	2,560
Utilization of onerous contract	—	(1,354)	—	(2,694)
Recovery of provision for onerous contracts	—	2,068	—	1,892
Stock-based compensation	143	(393)	270	(98)
Executive separation cost related to salary	—	717	—	717
Strategic review and proxy contest	—	2,717	—	3,511
ERP project termination	—	—	—	2,496
Other selling, general and administration	6,652	7,169	13,202	13,644
	27,237	31,350	55,946	55,746

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
Net loss for basic EPS
Weighted average number of shares outstanding:
Basic and fully diluted	26,056,520	25,910,086	26,038,128	25,878,982
Net loss per share:
Basic and fully diluted	(0.27)	(0.39)	(0.42)	(0.43)

As a result of the net loss during the three and six-month periods ended August 3, 2019 and August 4, 2018, the stock options and restricted stock units disclosed in Note 7 were anti-dilutive. Accordingly, diluted net loss per share for each period was the same as basic net loss per share.

11. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and six-month periods ended August 3, 2019, the Company purchased merchandise for resale amounting to nil and $15, respectively [August 4, 2018 - $33 and 97, respectively], and provided net infrastructure and administrative services of $41 and $59, respectively[August 4, 2018 - nil and nil, respectively] from and to a company controlled by one of its executive employees, respectively.

During the three-month period ended August 3, 2019, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for $200 [August 4, 2018 – nil] and spend $68 [August 4, 2018 – nil] for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured revolving loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor, pursuant to which the Company agreed to lend to Squish an amount of up to $2.0M million. The loan bears interest, payable monthly, at a rate of 1% over Bank of Montreal’s prime rate, which currently stands at 3.95% and is repayable no later than December 31, 2019. RDI has guaranteed all of Squish’s obligations to DAVIDsTEA and, as security in full for the guarantee, has given a movable hypothec (or lien) in favour of the Company on its shares of DAVIDsTEA. Squish is a company controlled by Sarah Segal, an officer of DAVIDsTEA. RDI, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Executive Chairman, Interim Chief Executive Officer and director of DAVIDsTEA. Ms. Segal is the daughter of Mr. Segal. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

Subsequent to August 3, 2019, the Company advanced an additional $0.2 million under the loan facility and subsequently amended the agreement to amend the maximum amount of the facility to $2.0 million repayable no later than December 31, 2019.

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

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
Tea	29,306	27,589	62,730	60,819
Tea accessories	6,629	8,787	14,284	17,501
Food and beverages	3,232	3,791	6,418	7,633
	39,167	40,167	83,432	85,953

Property and equipment and intangible assets by country are as follows:

	August 3,	February 2,
	2019 (1)	2019
	$	$
Canada	74,519	27,996
US	22,026	1,470
Total	96,545	29,466

_______________

(1)	Includes Right-of-use assets of $47,579 in Canada and $20,651 in US.

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended August 3, 2019			For the six months ended August 3, 2019
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,340	8,827	39,167	64,530	18,902	83,432
Cost of sales	13,925	3,437	17,362	28,039	7,252	35,291
Gross profit	16,415	5,390	21,805	36,491	11,650	48,141
Selling, general and administration expenses (allocated)	15,002	4,856	19,858	30,185	10,053	40,238
Results from operating activities before corporate expenses	1,413	534	1,947	6,306	1,597	7,903
Selling, general and administration expenses (non-allocated)			7,379			15,708
Results from operating activities			(5,432)			(7,805)
Finance costs			1,781			3,608
Finance income			(195)			(386)
Loss before income taxes			(7,018)			(11,027)

	For the three months ended August 3, 2018			For the six months ended August 3, 2018
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	31,850	8,317	40,167	68,382	17,571	85,953
Cost of sales	17,724	5,100	22,824	35,540	10,378	45,918
Gross profit	14,126	3,217	17,343	32,842	7,193	40,035
Selling, general and administration expenses (allocated)	13,538	4,236	17,774	26,922	8,394	35,316
Impairment of property and equipment	2,371	189	2,560	2,371	189	2,560
Impact of onerous contracts	1,188	(474)	714	996	(1,798)	(802)
Results from operating activities before corporate expenses	(2,971)	(734)	(3,705)	2,553	408	2,961
Selling, general and administration expenses (non-allocated)			10,302			18,672
Results from operating activities			(14,007)			(15,711)
Finance costs			78			157
Finance income			(215)			(452)
Loss before income taxes			(13,870)			(15,416)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $10.

The Company’s foreign exchange exposure is as follows:

	August 3,	February 2,
	2019	2019
	US$	US$
Cash	918	267
Accounts receivable	1,222	1,142
Accounts payable	1,931	3,869

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars. The Company had no foreign exchange contracts outstanding as at August 3, 2019.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates. The Company is exposed to cash flow risk under the Revolving Facility which bears interest at variable interest rates (Note 6). As at August 3, 2019, the Company did not have any borrowings on the Revolving Facility.

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

As at August 3, 2019, the Company had $29,725 in cash. In addition, the Company has a Revolving Facility of $15,000, the full amount of which remained un-drawn as at August 3, 2019. Access to this Facility is further described in Note 6.

The Company expects to finance its working capital needs, store renovations, and investments in infrastructure through cash flows from operations and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, receivables from other companies for sales of products, gift cards and other services and a loan advance to Squish. Credit card payments have minimal credit risk, the limited number of corporate receivables is closely monitored and the risk for the loan advance is limited as a result of the pledge of DavidsTea's shares as security.

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There are no outstanding derivative financial instruments at August 3, 2019.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three and six-month periods ended August 3, 2019 and August 4, 2018.

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

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K for the fiscal year ended February 2, 2019, filed with the SEC on May 2, 2019.

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

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 233 company-operated DAVIDsTEA stores as of August 3, 2019, and through our online store at www.davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

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

Selected Operating and Financial Highlights

Results of Operations

The Company has adopted IFRS 16 as at February 3, 2019. As fully described in Note 3 of our unaudited condensed consolidated interim financial statements for the first quarter of 2019, IFRS 16 provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the consolidated balance sheet. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Comparative figures for the first half of 2019 have not been restated and continue to be reported under IAS 17, Leases and Related interpretations.

As a result, operating lease payments which were previously included in cost of sales on the consolidated statement of loss are replaced with depreciation expenses (included in selling, general and administrative expenses) from the right-of-use asset and interest expense (included under finance costs) from the lease liability. For analysis purposes only, this MD&A also shows where applicable, amounts for the first half of 2019 as if the Company continued to report under IAS 17, Leases and Related interpretations, and did not adopt IFRS 16, other than for differences related to testing long-lived assets for impairment and accounting for onerous store leases pursuant to the guidance of IAS 37, Provisions, which could have had an impact on the EBITDA and net loss of the Company under accounting standards applicable prior to February 3, 2019.

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018
Consolidated statement of loss data:
Sales	$39,167	$39,167	$40,167	$83,432	$83,432	$85,953
Cost of sales	17,362	23,161	22,824	35,291	46,913	45,918
Gross profit	21,805	16,006	17,343	48,141	36,519	40,035
Selling, general and administration expenses	27,237	23,424	31,350	55,946	48,342	55,746
Results from operating activities	(5,432)	(7,418)	(14,007)	(7,805)	(11,823)	(15,711)
Finance costs	1,781	—	78	3,608	—	157
Finance income	(195)	(195)	(215)	(386)	(386)	(452)
Loss before income taxes	(7,018)	(7,223)	(13,870)	(11,027)	(11,437)	(15,416)
Provision for income tax recovery	—	—	(3,872)	—	—	(4,216)
Net loss	$(7,018)	$(7,223)	$(9,998)	$(11,027)	$(11,437)	$(11,200)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.3%	59.1%	56.8%	42.3%	56.2%	53.4%
Gross profit	55.7%	40.9%	43.2%	57.7%	43.8%	46.6%
Selling, general and administration expenses	69.5%	59.8%	78.0%	67.1%	57.9%	64.9%
Results from operating activities	(13.9)%	(18.9)%	(34.9)%	(9.4)%	(14.2)%	(18.3)%
Finance costs	4.5%	0.0%	0.2%	4.3%	0.0%	0.2%
Finance income	(0.5)%	(0.5)%	(0.5)%	(0.5)%	(0.5)%	(0.5)%
Loss before income taxes	(17.9)%	(18.4)%	(34.5)%	(13.2)%	(13.7)%	(17.9)%
Provision for income tax recovery	0.0%	0.0%	(9.6)%	0.0%	0.0%	(4.9)%
Net loss	(17.9)%	(18.4)%	(24.9)%	(13.2)%	(13.7)%	(13.0)%
Other financial and operations data:
Adjusted EBITDA (1)	$361	$(5,438)	$(5,564)	$3,630	$(7,992)	$(5,964)
Adjusted EBITDA as a percentage of sales	0.9%	(13.9)%	(14.8)%	4.4%	(9.6)%	(6.9)%
Number of stores at end of period	233	233	239	233	233	239
Comparable sales decline for period (2)	(9.4)%	(9.4)%	(14.8)%	(7.7)%	(7.7)%	(10.8)%

_______________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Financial Measures” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Selling, general and administration expenses	$27,237	$23,424	$31,350	$55,946	$48,342	$55,746
Executive separation costs related to salary (a)	—	—	(717)	—	—	(717)
Impairment of property and equipment (b)	—	—	(2,560)	—	—	(2,560)
Impact of onerous contracts (c)	—	—	(714)	—	—	802
Strategic review and proxy contest costs (d)	—	—	(2,717)	—	—	(3,511)
Adjusted selling, general and administration expenses	$27,237	$23,424	$24,642	$55,946	$48,342	$49,760

____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Results from operating activities	$(5,432)	$(7,418)	$(14,007)	$(7,805)	$(11,823)	$(15,711)
Executive separation costs related to salary (a)	—	—	717	—	—	717
Impairment of property and equipment (b)	—	—	2,560	—	—	2,560
Impact of onerous contracts (c)	—	—	714	—	—	(802)
Strategic review and proxy contest costs (d)	—	—	2,717	—	—	3,511
Adjusted results from operating activities	$(5,432)	$(7,418)	$(7,299)	$(7,805)	$(11,823)	$(9,725)
__________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Net loss	$(7,018)	$(7,223)	$(9,998)	$(11,027)	$(11,437)	$(11,200)
Finance costs	1,781	—	78	3,608	—	157
Finance income	(195)	(195)	(215)	(386)	(386)	(452)
Depreciation and amortization	5,628	1,815	2,068	11,143	3,539	3,936
Recovery of income tax	—	—	(3,872)	—	—	(4,216)
EBITDA	$196	$(5,603)	$(11,939)	$3,338	$(8,284)	$(11,775)
Additional adjustments :
Stock-based compensation expense (a)	143	143	(393)	270	270	(98)
Executive separation costs related to salary (b)	—	—	717	—	—	717
Impairment of property and equipment (c)	—	—	2,560	—	—	2,560
Impact of onerous contracts (d)	—	—	714	—	—	(802)
Deferred rent (e)	—	—	46	—	—	(91)
Loss on disposal of property and equipment	22	22	14	22	22	14
Strategic review and proxy contest costs (f)	—	—	2,717	—	—	3,511
Adjusted EBITDA	$361	$(5,438)	$(5,564)	$3,630	$(7,992)	$(5,964)
____________

(1)

Adjusted EBITDA for August 3, 2019 excluding impact of IFRS 16 assumes the Company continued to report under IAS 17, Leases and did not adopt IFRS 16. Under IFRS 16, the nature and timing of expenses related to operating leases have changed as the straight-line operating leases expenses have been replaced with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, for the three months and six months ended August 3, 2019, IFRS 16 had a favourable impact of approximately $5.8 million and $11.6 million respectively, on adjusted EBITDA as operating lease expenses have been replaced with depreciation and interest expense, which are not included in the calculation of adjusted EBITDA.

(a)	Represents non-cash stock-based compensation expense.
(b)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(c)	Represent costs related to impairment of property and equipment for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(f)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of reported results to Adjusted net loss

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Net loss	$(7,018)	$(7,223)	$(9,998)	$(11,027)	$(11,437)	$(11,200)
Executive separation costs related to salary (a)	—	—	717	—	—	717
Impairment of property and equipment (b)	—	—	2,560	—	—	2,560
Impact of onerous contracts (c)	—	—	714	—	—	(802)
Strategic review and proxy contest costs (d)	—	—	2,717	—	—	3,511
Adjusted net loss	$(7,018)	$(7,223)	$(3,290)	$(11,027)	$(11,437)	$(5,214)
_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property and equipment for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Weighted average number of shares outstanding, fully diluted	26,056,520	26,056,520	25,910,086	26,038,128	26,038,128	25,878,982

Adjusted weighted average number of shares outstanding, fully diluted	26,056,520	26,056,520	25,910,086	26,038,128	26,038,128	25,878,982

Net loss	$(7,018)	$(7,223)	$(9,998)	$(11,027)	$(11,437)	$(11,200)

Adjusted net loss	$(7,018)	$(7,223)	$(3,290)	(11,027)	$(11,437)	(5,214)

Net loss per share, fully diluted	$(0.27)	$(0.28)	$(0.39)	$(0.42)	$(0.42)	$(0.43)

Adjusted net loss per share, fully diluted	$(0.27)	$(0.28)	$(0.13)	$(0.42)	$(0.42)	$(0.20)

Three Months Ended August 3, 2019 Compared to Three Months Ended August 4, 2018

Sales. Sales for the three months ended August 3, 2019 decreased 2.5%, or $1.0 million, to $39.2 million from $40.2 million in the prior year quarter. Sales from our e-commerce and wholesale channels increased $2.8 million, or by 52.8%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $3.8 million and a decline of $2.9 million, or 9.4%, in comparable store sales.

Gross Profit. Gross profit increased by 25.7%, or $4.5 million, to $21.8 million for the three months ended August 3, 2019, from the prior year quarter. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $5.8 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $1.3 million to $16.0 million, representing a gross profit of 40.9% for the three months ended August 3, 2019, a decrease of 2.3% from the prior year quarter resulting from a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) decreased by 13.1%, or $4.1 million, to $27.2 million in the three months ended August 3, 2019 from the prior year quarter. Under IFRS 16, SG&A includes $3.8 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $23.4 million, a decrease of $7.9 million, or 25.3%, from the prior year quarter and as a percentage of sales would have amounted to 59.8% representing a decrease of 18.2% over the prior year quarter. Excluding the impact of IFRS 16 for the three months ended August 3, 2019 and the impact of onerous contracts, impairment of property and equipment, executive separation cost related to salary and costs related to the strategic review and proxy contest for the three months ended August 4, 2018, Adjusted SG&A decreased by $1.2 million for the three months ended August 3, 2019. As a percentage of sales and excluding the impact of IFRS 16, Adjusted SG&A decreased to 59.8% from 61.3% due to lower selling expenses.

Results from Operating Activities. Loss from operating activities was $5.4 million as compared to a loss of $14.0 million in the prior year quarter. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $7.4 million, a decrease of $6.6 million from the prior year quarter. This decrease is mainly explained by the absence of executive separation cost related to salary, impairment of property and equipment, the impact of onerous contracts, and costs related to the strategic review and proxy contest of incurred in the same period of 2018. Adjusted results from operating activities, which excludes any impact of executive separation cost related to salary, impairment of property and equipment, impact from onerous contracts, and costs related to the strategic review and proxy contest, was $7.4 million compared to $7.3 million in the prior year quarter.

Finance Costs. Finance costs amounted to $1.8 million in the three months ended August 3, 2019, an increase of $1.7 million from the prior year quarter. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been nil in the current year quarter.

Finance Income. Finance income of $0.2 million is derived from primarily interest on cash on hand and has decreased slightly from prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $0.2 million in the quarter ended August 3, 2019 compared to a negative $11.9 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $5.6 million, representing an increase of $6.3 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to $0.4 million compared to a negative $5.6 million in the prior year quarter. Excluding the impact of IFRS 16 and stock-based compensation for the three months ended August 3, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property and equipment, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the three months ended august 4, 2018, Adjusted EBITDA increased by $0.1 million.

Net Loss. Net loss was $7.0 million in the quarter ended August 3, 2019 compared to a net loss of $10.0 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $7.2 million, representing a decrease of $2.8 million in net loss over the prior year quarter. Adjusted net loss, which excludes the impact from executive separation cost related to salary, impairment of property plant and equipment, impact of onerous contracts and costs related to strategic review and proxy contest, was $7.2 million compared to $6.3 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.27 compared to $0.39 in the second quarter of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.27 per share compared to $0.24 per share.

Six Months Ended August 3, 2019 Compared to Six Months Ended August 4, 2018

Sales. Sales for the six months ended August 3, 2019 decreased 2.9%, or $2.5 million, to $83.4 million from $85.9 million in the same period in the prior year. Sales from our e-commerce and wholesale channels increased $3.2 million, or by 28.2%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $5.7 million and a decline of $5.8 million, or 9.7%, in comparable store sales.

Gross Profit. Gross profit increased by 20.2%, or $8.1 million, to $48.1 million for the three months ended August 3, 2019, from the same period in the prior year. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $11.6 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $3.5 million to $36.5 million, representing a gross profit of 43.8% for the six months ended August 3, 2019, a decrease of 2.8% compare to the six months ended August 4, 2018 driven by a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses. SG&A slightly increased by 0.4%, or $0.2 million, to $55.9 million in the six months ended August 3, 2019 from the same period in the prior year. Under IFRS 16, SG&A includes $7.6 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $48.3 million, a decrease of $7.4 million, or 13.3%, from the prior year quarter and as a percentage of sales would have amounted to 57.9% representing a decrease of 7.0% over the prior year quarter. Excluding the impact of IFRS 16 for the six months ended August 3, 2019 and the impact of executive separation cost related to salary, impairment of property and equipment, onerous contracts and costs related to the strategic review and proxy contest for the six months ended August 4, 2018, Adjusted SG&A decreased by $1.4 million for the six months ended August 3, 2019. As a percentage of sales, Adjusted SG&A stayed stable at 57.9%.

Results from Operating Activities. Loss from operating activities was $7.8 million as compared to a loss of $15.7 million in the same period in 2018. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $11.8 million, a decrease of $3.9 million from the same period in 2018. This is mainly due to the absence of costs related to executive separation costs related to salary, impairment of property and equipment, the impact of onerous contracts and the costs related to the strategic review and proxy contest incurred in the period in 2018. Adjusted results from operating activities, which excludes any impact from executive separation costs related to salary, impairment of property and equipment, onerous contracts, and costs related to the strategic review and proxy contest, was negative $7.8 million compared to negative $9.7 million in the same period in the prior year.

Finance Costs. Finance costs amounted to $3.6 million in the six months ended August 3, 2019, an increase of $3.5 million from the same period in 2018. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been nil in the current six-month period.

Finance Income. Finance income of $0.4 million is derived from primarily interest on cash on hand and has decreased slightly from the same period in the prior year.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $3.3 million in the six-month period ended August 3, 2019 compared to negative $11.8 million in the same period in the prior year. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $8.3 million, representing an increase of $3.5 million over the same period in the prior year. Adjusted EBITDA for the six-month period amounted to $3.6 million compared to a negative $6.0 million in the same period in the prior year. Excluding the impact of IFRS 16 and stock-based compensation for the six months ended August 3, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property and equipment, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the six months ended August 4, 2018, Adjusted EBITDA decreased by $2.0 million.

Net Loss. Net loss was $11.0 million in the six-month period ended August 3, 2019 compared to a net loss of $11.2 million in the same period in the prior year. Excluding the impact of IFRS 16, Net loss would have amounted to $11.4 million, representing an increase of $0.2 million in net loss over the same period in the prior year. Adjusted net loss, which excludes the impact from executive separation costs related to salary, impairment of property and equipment, onerous contracts and costs related to strategic review and proxy contest, was $11.4 million compared to $5.2 million in the prior year period.

Fully diluted loss per common share. Fully diluted loss per common share in the six-month period ended August 3, 2019 was $0.42 compared to $0.43 in the same period of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.42 per share compared to $0.20 per share.

Liquidity and Capital Resources

As at August 3, 2019, we had $29.7 million of cash primarily held by major Canadian financial institutions. Total current assets less the sum of Trade and other payables and Deferred revenue was $55,794 and $65,842, for the periods ended August 3, 2019 and February 2, 2019, respectively.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Cash flows provided by (used in) :
Operating activities	$3,083	$(2,716)	$(12,438)	$3,443	$(8,179)	$(19,544)
Financing activities	(5,799)	—	74	(11,622)	—	74
Investing activities	(3,050)	(3,050)	(1,881)	(4,170)	(4,170)	(4,391)
Decrease in cash	$(5,767)	$(5,767)	$(14,245)	$(12,349)	$(12,349)	$(23,861)

Three Months Ended August 3, 2019 Compared to Three Months Ended August 4, 2018

Cash Flows Used in Operating Activities. Net cash provided by operating activities amounted to $3.1 million for the three months ended August 3, 2019 from net cash used of $12.4 million for the three months ended August 4, 2018. Excluding the impact of IFRS 16, net cash used in operating activities amounted to $2.7 million, an improvement of $9.7 million from the prior year quarter. Net change in other non-cash working capital balances related to operations improved by $9.1 million primarily from a reduction in cash used for inventories and the collection of account receivables partially offset by a decrease in accounts payable and accrued liabilities, and an increase in prepaid.

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $5.8 million for the three months ended August 3, 2019, compared to net cash provided of $0.1 million for the three months ended August 4, 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to nil.

Cash Flows Used in Investing Activities. Cash flows used in investing activities was $3.1 million for the three months ended August 3, 2019, compared to $1.9 million for the three months ended August 4, 2018. The increase in net cash used in investing activities relates to the loan advance made during the period, partially offset by the decrease in capital expenditures.

Six Months Ended August 3, 2019 Compared to Six Months Ended August 4, 2018

Cash Flows Used in Operating Activities. Net cash provided by operating activities amounted to $3.4 million for the six months ended August 3, 2019 from net cash used of $19.5 million for the six months ended August 4, 2018. Excluding the impact of IFRS 16, net cash used in operating activities amounted to $8.2 million, an improvement of $11.4 million from the same period in the prior year. Net change in other non-cash working capital balances related to operations improved by $14.8 million primarily from a reduction in inventories, the collection of account receivables partially offset by a decrease in accounts payable and accrued liabilities

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $11.6 million for the six months ended August 3, 2019, compared to net cash provided of $0.1 million for the six months ended August 4, 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to nil.

Cash Flows Used in Investing Activities. Cash flows used in investing activities was $4.2 million for the six months ended August 3, 2019, compared to $4.4 million for the six months ended August 4, 2018. The decrease in net cash used in investing activities relates to the decrease in capital expenditures partially offset by the loan advance made during the period.

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

As at August 3, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at August 3, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of August 3, 2019, our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the six-month period ended August 3, 2019 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

DAVIDsTEA INC.

Date: September 17, 2019	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

