Form 10-Q/A
period 2019-05-04
DAVIDsTEA Inc.
filed 2019-12-23
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 4, 2019.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________ to ___________

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

As of December 20, 2019, 26,079,662 common shares of the registrant were outstanding

On June 14, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3382

EXPLANATORY NOTE

DAVIDsTEA Inc. (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended May 4, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on June 18, 2019 (“Original Filing”) to restate its unaudited condensed interim consolidated financial statements and related footnote disclosures for the three months ended May 4, 2019. Consequently, the previously filed unaudited condensed interim consolidated financial statements for the period ended May 4, 2019 should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.

Effects of the restatement

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 18, 2019, the Board of Directors of the Company (the “Board”) in consultation with the Audit Committee of the Board, reached a determination that the Company's unaudited condensed interim consolidated financial statements and related footnote disclosures for the three months ended May 4, 2019 included in its Quarterly Report on Form 10-Q for the quarter ended May 4, 2019 contained a material error. During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). When appropriately performing the assessment of impairment indicators with respect to the right-of-use assets (“ROU assets”) as at May 4, 2019 and August 3, 2019, impairment charges of $13,924 and $5,025 respectively were identified that would have been required to be recognized in the respective periods under the Company’s accounting policy for transition to IFRS 16, which included the use of the practical expedient for assessing impairment. Upon further review, the Company also determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 to assess impairment of ROU assets as of the date of initial adoption, instead of applying the available practical expedient. Accordingly, the Company elected to voluntarily change its accounting policy to perform an impairment assessment in accordance with IAS 36 at the date of transition to IFRS 16. The Company believes this change is more relevant because it more faithfully depicts the performance of the Company. Subsequent to the retrospective application of the change in accounting policy, the impairment charges were nil and $5,025 for the quarters ended May 4, 2019 and August 3, 2019, respectively.

The changes to the unaudited condensed interim consolidated financial statements and related footnote disclosures for the quarters ended May 4, 2019 and August 3, 2019 as a result of the error correction and subsequent voluntary change in accounting policy result in (i) a non-cash impact on the opening deficit within total equity upon the initial adoption of IFRS 16 and (ii) impairment charges for the three and six-month periods ended August 3, 2019, offset by the ongoing impact related to lower depreciation of the ROU assets, respectively. The Company determined that these changes have a material impact on the as filed condensed interim consolidated financial statements as at and for the three-month period ended May 4, 2019, and the three and six-month periods ended August 3, 2019, and as a result, the unaudited condensed interim consolidated financial statements and related footnote disclosures for the quarters ended May 4, 2019 and August 3, 2019 are being restated.

Based on the impairment test performed at February 3, 2019 upon the voluntary change to the Company’s method of transition to IFRS 16 to eliminate the use of the practical expedient, the Company’s ROU assets were impaired upon initial adoption by $32,487 as compared to the application of the previously recognized onerous lease provisions of $19,154 against the ROU assets. The difference that results from performing an IAS 36 impairment test at February 3, 2019 and the application of the practical expedient related to onerous leases results from a difference in the application of certain assumptions required under the two standards. The Company previously had recorded a reduction to the deficit of $1,280 on transition to IFRS 16. After the application of the voluntary change in accounting policy, the deficit increased by $14,613 to $61,293. The additional reduction in the initial value of the ROU assets resulted in a decrease in amortization expense in the three-month periods ended May 4, 2019 and August 3, 2019 of $689 and $699 respectively.

The following table illustrates the amended effect of the adoption of IFRS 16 as at February 3, 2019, upon application of the voluntary change in accounting policy:

			February 3,
			2019	Change in
	February 2, 2019	IFRS 16 Adoption	As previously reported	Policy Adjustment	February 3, 2019
					Restated
ASSETS
Right-of-use assets	-	75,596	75,596	(14,613)	60,983
Other assets	122,500	-	122,500	-	122,500
Total assets	122,500	75,596	198,096	(14,613)	183,483
LIABILITIES
Lease liability	-	102,168	102,168	-	102,168
Deferred rent and lease inducements	8,698	(8,698)	-	-	-
Provisions	19,154	(19,154)	-	-	-
Other liabilities	27,192	-	27,192	-	27,192
Total liabilities	55,044	74,316	129,360	-	129,360
EQUITY
Deficit	(47,960)	1,280	(46,680)	(14,613)	(61,293)
Other	115,416	-	115,416	-	115,416
Total equity	67,456	1,280	68,736	(14,613)	54,123
TOTAL LIABILITIES AND EQUITY	122,500	75,596	198,096	(14,613)	183,483

The following tables illustrate the impact of the error correction related to unrecognized impairment charges, and the retrospective application of the voluntary change in accounting policy:

Consolidated Balance sheet

	May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Right-of-use assets	72,373	(14,165)	58,208	—	58,208
Total assets	184,591	(14,165)	170,426	—	170,426
Deficit	(50,540)	(13,924)	(64,464)	—	(64,464)
Accumulated other comprehensive income	1,241	(241)	1,000	—	1,000
Total equity	64,529	(14,165)	50,364	—	50,364
Total liabilities and equity	184,591	(14,165)	170,426	—	170,426

Consolidated statement of income (loss) and comprehensive income (loss)

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Selling, general and administration expenses	28,709	13,924	42,633	(14,613)	28,020
Results from operating activities	(2,373)	(13,924)	(16,297)	14,613	(1,684)
Loss before income taxes	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Cumulative translation adjustment	(256)	(241)	(497)	—	(497)
Total comprehensive loss	(4,265)	(14,165)	(18,430)	14,613	(3,817)
Net loss per share	(0.15)	(0.54)	(0.69)	0.56	(0.13)

Consolidated statement of cash flows

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Amortization of right-of-use assets	3,791	—	3,791	(689)	3,102
Impairment of right-of-use assets	—	13,924	13,924	(13,924)	—
Cash flows related to operating activities	360	—	360	—	360

Consolidated statement of equity (deficit)

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
IFRS 16 adoption adjustment	1,280	—	1,280	(14,613)	(13,333)
Adjusted balance at beginning of period	68,736	—	68,736	(14,613)	54,123
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Accumulated other comprehensive loss	(256)	(241)	(497)	—	(497)
Total comprehensive loss	(4,265)	(14,165)	(18,430)	14,613	(3,817)

Internal Control Considerations

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of May 4, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date. The material weakness that existed on those dates is described in Part I, Item 4 – Controls and Procedures in this Form 10-Q/A.

Items Amended in this Form 10-Q/A

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety, as amended and superseded as necessary to reflect the restatement described above. The following items in the Original Filing have been amended as a result of, and to reflect, the restatement:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4. Controls and Procedures

•	Part II, Item 1A. Risk Factors

•	Part II, Item 6. Exhibits

Signatures

In accordance with applicable SEC rules, this Form 10-Q/A includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer and Chief Financial Officer dated as of the filing date of this Form 10-Q/A. In addition, the Exhibit Index has been appropriately updated.

Except as describe above no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

Restatement of Other Financial Statements

The Company is also concurrently filing an amended Quarterly Report on Form 10-Q/A for its second quarter period ended August 3, 2019 (the “Q2 Form 10-Q/A”) to amend and restate the previously issued unaudited condensed interim consolidated financial statements as a result of the same error correction and voluntary change in accounting policy described above and originally filed with the SEC on September 17, 2019.

5

DAVIDsTEA Inc.

DAVIDsTEA Inc. (the “Company”), a corporation incorporated under the Canada Business Corporations Act , qualifies as a foreign private issuer in the United States for purposes of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a foreign private issuer, the Company has chosen to file annual reports on Form 10-K, quarterly reports on Form 10-Q/A and current reports on Form 8-K with the United States Securities and Exchange Commission (“SEC”) instead of filing the reporting forms available to foreign private issuers, although the Company is not required to do so.

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

On June 14, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3382.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		May 4,	February 2,
		2019	2019
		$	$
		(Restated - Note 3)
ASSETS
Current
Cash		35,491	42,074
Accounts and other receivables		2,909	3,681
Inventories	[Note 5]	31,642	34,353
Income tax receivable		4,112	4,107
Prepaid expenses and deposits		9,164	8,819
Total current assets		83,318	93,034
Property and equipment		22,879	23,788
Intangible assets		6,021	5,678
Right-of-use assets	[Note 3]	58,208	—
Total assets		170,426	122,500
LIABILITIES AND EQUITY
Current
Trade and other payables		15,305	20,951
Deferred revenue		5,567	6,241
Current portion of provisions	[Note 3]	—	3,714
Current portion of lease liabilities	[Note 3]	16,324	—
Total current liabilities		37,196	30,906
Deferred rent and lease inducements	[Note 3]	—	8,698
Provisions	[Note 3]	—	15,440
Non-current portion of lease liabilities	[Note 3]	82,866	—
Total liabilities		120,062	55,044
Commitments and contingencies
Equity
Share capital	[Note 7]	112,740	112,519
Contributed surplus		1,088	1,400
Deficit		(64,464)	(47,960)
Accumulated other comprehensive income		1,000	1,497
Total equity		50,364	67,456
Total liabilities and equity		170,426	122,500

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		May 4,	May 5,
		2019	2018
		$	$
		(Restated - Note 3)
Sales	[Note 12]	44,265	45,786
Cost of sales		17,929	23,094
Gross profit		26,336	22,692
Selling, general and administration expenses	[Note 9]	28,020	24,396
Results from operating activities		(1,684)	(1,704)
Finance costs		1,827	79
Finance income		(191)	(237)
Loss before income taxes		(3,320)	(1,546)
Provision for income tax (recovery)	[Note 8]	—	(344)
Net loss		(3,320)	(1,202)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts	[Note 13]	—	707
Realized net loss on forward exchange contracts reclassified to inventory		—	438
Provision for income tax recovery		—	(306)
Cumulative translation adjustment		(497)	(321)
Other comprehensive income (loss), net of tax		(497)	518
Total comprehensive loss		(3,817)	(684)
Net loss per share:
Basic and fully diluted	[Note 10]	(0.13)	(0.05)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 10]	26,019,594	25,893,327

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
	(Restated - Note 3)
OPERATING ACTIVITIES
Net loss	(3,320)	(1,202)
Items not affecting cash:
Depreciation of property and equipment	1,325	1,686
Amortization of intangible assets	399	182
Amortization of right-of-use assets	3,102	—
Interest on lease liabilities	1,827	—
Deferred rent	—	(137)
Recovery for onerous contracts	—	(176)
Stock-based compensation expense	127	295
Amortization of financing fees	—	20
Accretion on provisions	—	59
Deferred income taxes	—	956
Sub-total	3,460	1,683
Net change in other non-cash working capital balances related to operations	(3,100)	(8,789)
Cash flows related to operating activities	360	(7,106)
FINANCING ACTIVITIES
Payment of lease liabilities	(5,823)	—
Cash flows related to financing activities	(5,823)	—
INVESTING ACTIVITIES
Additions to property and equipment	(415)	(928)
Additions to intangible assets	(705)	(1,582)
Cash flows related to investing activities	(1,120)	(2,510)
Decrease in cash during the period	(6,583)	(9,616)
Cash, beginning of the period	42,074	63,484
Cash, end of the period	35,491	53,868
Supplemental Information
Cash paid for:
Interest	—	—
Income taxes (classified as operating activity)	—	—
Cash received for:
Interest	195	233
Income taxes (classified as operating activity)	—	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the three months ended May 5, 2018	—	—	(1,202)	—	—	—	(1,202)
Other comprehensive loss	—	—	—	839	(321)	518	518
Total comprehensive loss	—	—	(1,202)	839	(321)	518	(684)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	257	(593)	134	—	—	—	(202)
Stock-based compensation expense	—	295	—	—	—	—	295
Income tax impact associated with stock options	—	11	—	—	—	—	11
Balance, May 5, 2018	111,949	2,355	(15,789)	672	1,601	2,273	100,788

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
IFRS 16 adoption adjustment (1)	—	—	(13,333)	—	—	—	(13,333)
Adjusted balance at beginning of period (1)	112,519	1,400	(61,293)	—	1,497	1,497	54,123
Net loss for the three months ended May 4, 2019 (1)	—	—	(3,320)	—	—	—	(3,320)
Other comprehensive loss	—	—	—	—	(497)	(497)	(497)
Total comprehensive loss (1)	—	—	(3,320)	—	(497)	(497)	(3,817)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	221	(439)	149	—	—	—	(69)
Stock-based compensation expense	—	127	—	—	—	—	127
Balance, May 4, 2019	112,740	1,088	(64,464)	—	1,000	1,000	50,364

_________

(1) See restated note 3

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended May 4, 2019 and May 5, 2018 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended May 4, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on June18, 2019. The amended and restated unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended May 4, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on December 20, 2019. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 2, 2019, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 2, 2019, other than as disclosed in note 3 below with respect to changes in accounting policies.

3. CHANGES IN ACCOUNTING POLICIES AND RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). When appropriately performing the assessment of impairment indicators with respect to the right-of-use assets (“ROU assets”) as at May 4, 2019 and August 3, 2019, impairment charges of $13,924 and $5,025 respectively were identified that would have been required to be recognized in the respective periods under the Company’s accounting policy for transition to IFRS 16, which included the use of the practical expedient for assessing impairment. Upon further review, the Company also determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 to assess impairment of ROU assets as of the date of initial adoption, instead of applying the available practical expedient. Accordingly, the Company elected to voluntarily change its accounting policy to perform an impairment assessment in accordance with IAS 36 at the date of transition to IFRS 16. The Company believes this change is more relevant because it more faithfully depicts the performance of the Company. Subsequent to the retrospective application of the change in accounting policy, the impairment charges were nil and $5,025 for the quarters ended May 4, 2019 and August 3, 2019, respectively.

Effects of the restatement

Based on the impairment test performed at February 3, 2019 upon the voluntary change to the Company’s method of transition to IFRS 16 to eliminate the use of the practical expedient, the Company’s ROU assets were impaired upon initial adoption by $32,487 as compared to the application of the previously recognized onerous lease provisions of $19,154 against the ROU assets. The difference that results from performing an IAS 36 impairment test at February 3, 2019 and the application of the practical expedient related to onerous leases results from a difference in the application of certain assumptions required under the two standards. The Company previously had recorded a reduction to the deficit of $1,280 on transition to IFRS 16. After the application of the voluntary change in accounting policy, the deficit increased by $14,613 to $61,293. The additional reduction in the initial value of the ROU assets resulted in a decrease in amortization expense in the three-month periods ended May 4, 2019 and August 3, 2019 of $689 and $699 respectively.

The following table illustrates the effect of the voluntary change in accounting policy on the adoption of IFRS 16 as at February 3, 2019:

			February 3,
			2019
	February 2, 2019	IFRS 16 Adoption	As previously reported	Change in Policy Adjustment	February 3, 2019
					Restated
ASSETS
Right-of-use assets	-	75,596	75,596	(14,613)	60,983
Other assets	122,500	-	122,500	-	122,500
Total assets	122,500	75,596	198,096	(14,613)	183,483
LIABILITIES
Lease liability	-	102,168	102,168	-	102,168
Deferred rent and lease inducements	8,698	(8,698)	-	-	-
Provisions	19,154	(19,154)	-	-	-
Other liabilities	27,192	-	27,192	-	27,192
Total liabilities	55,044	74,316	129,360	-	129,360
EQUITY
Deficit	(47,960)	1,280	(46,680)	(14,613)	(61,293)
Other	115,416	-	115,416	-	115,416
Total equity	67,456	1,280	68,736	(14,613)	54,123
TOTAL LIABILITIES AND EQUITY	122,500	75,596	198,096	(14,613)	183,483

The following tables illustrate the impact of the error correction related to unrecognized impairment charges, and the retrospective application of the voluntary change in accounting policy:

Consolidated Balance sheet

	May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Right-of-use assets	72,373	(14,165)	58,208	—	58,208
Total assets	184,591	(14,165)	170,426	—	170,426
Deficit	(50,540)	(13,924)	(64,464)	—	(64,464)
Accumulated other comprehensive income	1,241	(241)	1,000	—	1,000
Total equity	64,529	(14,165)	50,364	—	50,364
Total liabilities and equity	184,591	(14,165)	170,426	—	170,426

Consolidated statement of income (loss) and comprehensive income (loss)

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Selling, general and administration expenses	28,709	13,924	42,633	(14,613)	28,020
Results from operating activities	(2,373)	(13,924)	(16,297)	14,613	(1,684)
Loss before income taxes	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Cumulative translation adjustment	(256)	(241)	(497)	—	(497)
Total comprehensive loss	(4,265)	(14,165)	(18,430)	14,613	(3,817)
Net loss per share	(0.15)	(0.54)	(0.69)	0.56	(0.13)

Consolidated statement of cash flows

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Amortization of right-of-use assets	3,791	—	3,791	(689)	3,102
Impairment of right-of-use assets	—	13,924	13,924	(13,924)	—
Cash flows related to operating activities	360	—	360	—	360

Consolidated statement of equity (deficit)

	For the three months ended May 4, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
IFRS 16 adoption adjustment	1,280	—	1,280	(14,613)	(13,333)
Adjusted balance at beginning of period	68,736	—	68,736	(14,613)	54,123
Net loss	(4,009)	(13,924)	(17,933)	14,613	(3,320)
Accumulated other comprehensive loss	(256)	(241)	(497)	—	(497)
Total comprehensive loss	(4,265)	(14,165)	(18,430)	14,613	(3,817)

Internal Control Considerations

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

a) Nature of the effect of adoption of IFRS 16 (restated)

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

At the date of initial application of IFRS 16, the Company tested for impairment in accordance with IAS 36 Impairment of assets.

The effect of adoption of IFRS 16 as at February 3, 2019 is as follows:

			February 3,
			2019
	February 2, 2019	IFRS 16 Adoption	As previously reported	Change in Policy Adjustment	February 3, 2019
					Restated
ASSETS
Right-of-use assets	-	75,596	75,596	(14,613)	60,983
Other assets	122,500	-	122,500	-	122,500
Total assets	122,500	75,596	198,096	(14,613)	183,483
LIABILITIES
Lease liability	-	102,168	102,168	-	102,168
Deferred rent and lease inducements	8,698	(8,698)	-	-	-
Provisions	19,154	(19,154)	-	-	-
Other liabilities	27,192	-	27,192	-	27,192
Total liabilities	55,044	74,316	129,360	-	129,360
EQUITY
Deficit	(47,960)	1,280	(46,680)	(14,613)	(61,293)
Other	115,416	-	115,416	-	115,416
Total equity	67,456	1,280	68,736	(14,613)	54,123
TOTAL LIABILITIES AND EQUITY	122,500	75,596	198,096	(14,613)	183,483

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

c) Amounts recognised in the statement of financial position and profit or loss

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the period:

	Right-of use	Lease
	assets	liability
	$	$
	(Restated - Note 3)
Balance, February 3, 2019	60,983	102,168
Amortization expense	(3,102)	—
Interest Expense	—	1,827
Payments	—	(5,823)
CTA	327	1,018
Balance, May 4, 2019	58,208	99,190

Presented as:
Current	—	16,324
Non-Current	58,208	82,866

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

The current lending agreement will be terminated on the earlier of (a) January 24, 2020, and (b) the company securing new financing. The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercial reasonable terms.

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

No stock options were granted during the three-month periods ended May 4, 2019 and May 5, 2018.

A summary of the status of the Company’s stock option plan and changes during the three-month period is presented below.

	For the three months ended
	May 4,		May 5,
	2019		2018
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	137,540	7.17	447,779	7.18
Issued	—	—	—	—
Exercised	—	—	—	—
Forfeitures	(9,020)	6.20	(55,342)	5.34
Outstanding, end of period	128,520	7.20	392,437	7.44
Exercisable, end of period	127,101	7.12	260,604	6.01

A summary of the status of the Company’s RSU plan and changes during the three-month period is presented below.

	For the three months ended
	May 4,		May 5,
	2019		2018
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	270,976	5.26	289,416	9.70
Granted	—	—	416,450	4.35
Forfeitures	(21,716)	5.73	(10,880)	9.49
Vested	(42,934)	5.15	(29,785)	8.61
Vested, withheld for tax	(33,865)	6.44	(31,694)	8.58
Outstanding, end of period	172,461	5.00	633,507	6.29

_________

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended May 4, 2019, the Company recognized a stock-based compensation expense of $127 [May 5, 2018 — $295].

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	May 4,		May 5,
	2019		2018
	%	$	%	$
	(Restated - Note 3)
Income tax recovery — statutory rate	26.9	(893)	26.9	(416)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(1.0)	33	(4.6)	71
Unrecognized deferred income tax assets	(25.9)	860	—	—
Other	—	—	(0.1)	1
Income tax provision (recovery) — effective tax rate	—	—	22.2	(344)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
Income tax provision (recovery)
Current	—	(1,300)
Deferred	—	956
	—	(344)

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
	(Restated - Note 3)
Wages, salaries and employee benefits	16,517	16,480
Depreciation of property and equipment	1,325	1,686
Amortization of intangible assets	399	182
Amortization right-of-use asset	3,102	—
Utilization of onerous contract	—	(1,340)
Recovery of provision for onerous contracts	—	(176)
Stock-based compensation	127	295
Strategic review and proxy contest	—	794
Other selling, general and administration	6,550	6,475
	28,020	24,396

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
	(Restated - Note 3)
Net loss for basic EPS	(3,320)	(1,202)
Weighted average number of shares outstanding:
Basic and fully diluted	26,019,594	25,893,327
Net loss per share:
Basic and fully diluted	(0.13)	(0.05)

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

In February 2019, the Company entered into an arrangement with a related party of the controlling shareholder for reporting and consulting services. Subsequent to quarter-end, the Company purchased the perpetual license rights to the reporting data model and associated intellectual property for $200. The Company also entered into a consulting services arrangement with a related party of the principal shareholder wherein nil charges were incurred.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million and a repayment date no later than December 31, 2019. As of November 2, 2019, $2.0 million was outstanding under the agreement. The loan bears interest, payable monthly, at a rate of 1% over Bank of Montreal’s prime rate, which currently stands at 3.95%. RDI has guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, has given a movable hypothec (or lien) in favour of the Company on its shares of DAVIDsTEA. Squish is a company controlled by Sarah Segal, an officer of DAVIDsTEA. RDI, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Executive Chairman, Interim Chief Executive Officer and a director of DAVIDsTEA. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

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

The Company derives revenue from the following products:

	For the three months ended
	May 4,	May 5,
	2019	2018
	$	$
Tea	33,424	33,230
Tea accessories	7,655	8,714
Food and beverages	3,186	3,842
	44,265	45,786

Property and equipment and intangible assets by country are as follows:

	May 4,	February 2,
	2019 (1)	2019
	$	$
	(Restated - Note 3)
Canada	73,033	27,996
US	14,075	1,470
Total	87,108	29,466

_________

(1)	Includes Right-of-use assets of $45,589 in Canada and $12,619 in US.

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended May 4, 2019
	(Restated - Note 3)
	Canada	US	Consolidated
	$	$	$
Sales	34,190	10,075	44,265
Cost of sales	14,114	3,815	17,929
Gross profit	20,076	6,260	26,336
Selling, general and administration expenses (allocated)	14,876	4,815	19,691
Results from operating activities before corporate expenses	5,200	1,445	6,645
Selling, general and administration expenses (non-allocated)			8,329
Results from operating activities			(1,684)
Finance costs			1,827
Finance income			(191)
Loss before income taxes			(3,320)

	For the three months ended
		May 5, 2018
	Canada	US	Consolidated
	$	$	$
Sales	36,532	9,254	45,786
Cost of sales	17,816	5,278	23,094
Gross profit	18,716	3,976	22,692
Selling, general and administration expenses (allocated)	13,384	4,158	17,542
Impact of onerous contracts	(192)	(1,324)	(1,516)
Results from operating activities before corporate expenses	5,524	1,142	6,666
Selling, general and administration expenses (non-allocated)			8,370
Results from operating activities			(1,704)
Finance costs			79
Finance income			(237)
Loss before income taxes			(1,546)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q/A and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, competitive strengths and differentiators, strategy, long-term Adjusted EBITDA margin potential, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

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

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. These statements are based upon information available to us as of the date of this Form 10-Q/A, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially-available relevant information. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Quarterly Report on Form 10-Q/A might not occur, and investors are cautioned not to unduly rely upon these statements.

Forward-looking statements speak only as of the date of this Form 10-Q/A. Except as required under federal securities laws and the rules and regulations of the SEC, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-Q/A, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q/A or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Restatement of Condensed Interim Consolidated Financial Statements

We have restated our unaudited condensed interim consolidated financial statements for (i) the quarterly period ended May 4, 2019 and (ii) the quarterly period ended August 3, 2019, including applicable notes as reflected in this Form 10-Q/A, to reflect our restatement resulting from accounting errors identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, subsequent to the adoption of IFRS 16. Additionally upon further review, management determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 as of the date of initial adoption, instead of applying an available practical expedient. As a result, management elected to voluntarily change their accounting policy with respect to the initial transition elections under IFRS 16. For additional information about the restatement, please see the Explanatory Note immediately preceding Part I, Item 1 of this Form 10-Q/A and Note 3 to the interim condensed consolidated financial statements, “Changes in Accounting Policies and Restatement of Previously-Issued Financial Statements” in Part I, Item 1 of this Form 10-Q/A.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments including ROU assets and provision (recovery) for onerous contracts. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property, plant and equipment, amortization of intangible, amortization of right-of-use assets and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 27 of this Quarterly Report on Form 10-Q/A.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 28 of this Quarterly Report on Form 10-Q/A.

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

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, loss on disposal of property and equipment, impairment of property and equipment and ROU assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 28 of this Quarterly Report on Form 10-Q/A.

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

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
	(Restated-Note 3)
Consolidated statement of loss data:
Sales	$44,265	$44,265	$45,786
Cost of sales	17,929	23,752	23,094
Gross profit	26,336	20,513	22,692
Selling, general and administration expenses	28,020	24,918	24,396
Results from operating activities	(1,684)	(4,405)	(1,704)
Finance costs	1,827	—	79
Finance income	(191)	(191)	(237)
Loss before income taxes	(3,320)	(4,214)	(1,546)
Provision for income tax recovery	—	—	(344)
Net loss	$(3,320)	$(4,214)	$(1,202)
Percentage of sales:
Sales	100.0%	100.0%	100.0%
Cost of sales	40.5%	53.7%	50.4%
Gross profit	59.5%	46.3%	49.6%
Selling, general and administration expenses	63.3%	56.3%	53.3%
Results from operating activities	(3.8%)	(10.0%)	(3.7%)
Finance costs	4.1%	0.0%	0.2%
Finance income	(0.4%)	(0.4%)	(0.5%)
Loss before income taxes	(7.5%)	(9.5%)	(3.4%)
Provision for income tax recovery	0.0%	0.0%	(0.8%)
Net loss	(7.5%)	(9.5%)	(2.6%)
Other financial and operations data:
Adjusted EBITDA (1)	$3,269	$(2,554)	$(400)
Adjusted EBITDA as a percentage of sales	7.4%	(5.8%)	(0.9%)
Number of stores at end of period	234	234	240
Comparable sales decline for period (2)	(6.1%)	(6.1%)	(10.6%)

____________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Financial Measures” below.

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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
	(Restated-Note 3)
Selling, general and administration expenses	$28,020	$24,918	$24,396
Impact of onerous contracts (a)	—	—	1,516
Strategic review and proxy contest costs (b)	—	—	(794)
Adjusted selling, general and administration expenses	$28,020	$24,918	$25,118

__________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
	(Restated-Note 3)
Results from operating activities	$(1,684)	$(4,405)	$(1,704)
Impact of onerous contracts (a)	—	—	(1,516)
Strategic review and proxy contest costs (b)	—	—	794
Adjusted results from operating activities	$(1,684)	$(4,405)	$(2,426)

___________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16 (1)	2018
	(Restated-Note 3)
Net loss	$(3,320)	$(4,214)	$(1,202)
Finance costs	1,827	—	79
Finance income	(191)	(191)	(237)
Depreciation and amortization	4,826	1,724	1,868
Recovery of income tax	—	—	(344)
EBITDA	$3,142	$(2,681)	$164
Additional adjustments :
Stock-based compensation expense (a)	127	127	295
Impact of onerous contracts (b)	—	—	(1,516)
Deferred rent (c)	—	—	(137)
Strategic review and proxy contest costs (d)	—	—	794
Adjusted EBITDA	$3,269	$(2,554)	$(400)

____________

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

(c)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of reported results to Adjusted net loss

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
	(Restated-Note 3)
Net loss	$(3,320)	$(4,214)	$(1,202)
Impact of onerous contracts (a)	—	—	(1,516)
Strategic review and proxy contest costs (b)	—	—	794
Adjusted net loss	$(3,320)	$(4,214)	$(1,924)

___________

(a)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(b)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended
		May 4, 2019
	May 4,	Excluding impact	May 5,
	2019	of IFRS 16	2018
	(Restated-Note 3)
Weighted average number of shares outstanding, fully diluted	26,019,594	26,019,594	25,893,327

Adjusted weighted average number of shares outstanding, fully diluted	26,019,594	26,019,594	25,893,327

Net loss	$(3,320)	$(4,214)	$(1,202)

Adjusted net loss	$(3,320)	$(4,214)	$(1,924)

Net loss per share, fully diluted	$(0.13)	$(0.16)	$(0.05)

Adjusted net loss per share, fully diluted	$(0.13)	$(0.16)	$(0.07)

Three Months Ended May 4, 2019 restated compared to Three Months Ended May 5, 2018

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

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by 14.9%, or $3.6 million, to $28.0 million in the three months ended May 4, 2019 from the prior year quarter. Under IFRS 16, SG&A includes $3.1 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $24.9 million, an increase of $0.5 million, or 2%, from the prior year quarter and as a percentage of sales would have amounted to 56.3% representing an increase of 3.0% over the prior year quarter. Excluding the impact of IFRS 16 for the three months ended May 4, 2019 and the impact of onerous contracts and costs related to the strategic review and proxy contest for the three months ended May 5, 2018, Adjusted SG&A decreased by $0.2 million for the three months ended May 4, 2019. As a percentage of sales, Adjusted SG&A increased to 56.3% from 54.9% due to the deleveraging of fixed costs as a result of negative comparable store sales.

Results from Operating Activities. Loss from operating activities remained stable at $1.7 million compared from the prior year quarter. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $4.4 million, an increase of $2.7 million from the prior year quarter. This is explained by a decline in gross profit of $2.2 million resulting from a decline in sales of $ 1.5 million, an increase in cost of sales of $0.7 million and an increase in SG&A of $0.5 million. Adjusted results from operating activities, which excludes any impact from onerous contracts, and costs related to the strategic review and proxy contest, was $4.4 million compared to $2.4 million in the prior year quarter.

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

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $3.1 million in the quarter ended May 4, 2019 compared to $0.2 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $2.7 million, representing a decrease of $2.8 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to $3.3 million compared to a negative $0.4 million in the prior year quarter. Excluding the impact of IFRS 16 and stock-based compensation for the three months ended May 4, 2019 and the impact of stock-based compensation, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the three months ended May 5, 2018, Adjusted EBITDA decreased by $2.2 million from the prior year quarter.

Net Loss. Net loss was $3.3 million in the quarter ended May 4, 2019 compared to a net loss of $1.2 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $4.2 million, representing an increase of $3.0 million in net loss over the prior year quarter. Adjusted net loss, which excludes the impact from onerous contracts and costs related to strategic review and proxy contest, was $3.3 million compared to $1.9 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.13 compared to $0.05 in the first quarter of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.13 per share compared to $0.07 per share.

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

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $5.8 million for the three months ended May 4, 2019, compared to $nil for the three months ended May 5, 2018. Excluding the impact of IFRS 16, n.et cash used in financing activities amounted to $nil in both periods.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 4, 2019, our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). When appropriately performing the assessment of impairment indicators with respect to the right-of-use assets (“ROU assets”) as at May 4, 2019 and August 3, 2019, impairment charges of $13,924 and $5,025 respectively were identified that would have been required to be recognized in the respective periods under the Company’s accounting policy for transition to IFRS 16, which included the use of the practical expedient for assessing impairment. Upon further review, the Company also determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 to assess impairment of ROU assets as of the date of initial adoption, instead of applying the available practical expedient. Accordingly, the Company elected to voluntarily change its accounting policy to perform an impairment assessment in accordance with IAS 36 at the date of transition to IFRS 16. The Company believes this change is more relevant because it more faithfully depicts the performance of the Company. Subsequent to the retrospective application of the change in accounting policy, the impairment charges were nil and $5,025 for the quarters ended May 4, 2019 and August 3, 2019, respectively.

As a result of the aforementioned analysis, a material weakness in the design of the monitoring of impairment triggers upon completing the store impairment analysis under IAS 36, subsequent to the adoption of IFRS 16 was identified. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim statements will not be prevented or detected on a timely basis.

Certain remedial efforts were undertaken during the third quarter financial statement close process that resulted in effective design of the monitoring of impairment triggers under IAS 36 subsequent to the adoption of IFRS 16; however, we are unable to conclude that this control was operationally effective due to lack of sufficient extent of samples for testing.

Changes in Internal Control over Financial Reporting

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of May 4, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date in the monitoring of impairment triggers upon completing a store impairment analysis under IAS 36 subsequent to the adoption of IFRS 16.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended February 2, 2019.

Risks Related to Material Weaknesses In Internal Control Over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting which have resulted in material misstatements in our previously issued financial statements. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.

As discussed in Part I, Item 4. “Controls and Procedures,” we have concluded that there were matters that constituted material weaknesses in internal control over financial reporting. We have also restated our financial statements as discussed in Note 3 to these unaudited condensed interim consolidated financial statements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investors' perceptions of us. We plan to take additional measures to remediate the underlying causes of the material weaknesses. However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to implement further measures to address the control deficiencies. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measures may not prove to be successful in remediating the material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to further restate our financial results. In addition, if we are unable to successfully remediate the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

Item 2. Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

18	Preferability Letter

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

	By:	/s/ Herschel Segal
Date: December 20, 2019	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

