Form 10-Q/A
period 2019-08-03
DAVIDsTEA Inc.
filed 2019-12-23
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 20, 2019, 26,079,662 common shares of the registrant were outstanding.

EXPLANATORY NOTE

DAVIDsTEA Inc. (the “Company”) is filing this Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the period ended August 3, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2019 (“Original Filing”) to restate its unaudited condensed interim consolidated financial statements and related footnote disclosures for the period ended August 3, 2019. Consequently, the previously filed unaudited condensed interim consolidated financial statements for the period ended August 3, 2019 should no longer be relied upon. This Form 10-Q/A also amends certain other items in the Original Filing, as listed in “Items Amended in this Form 10 -Q/A” below.

Effects of the restatement

As previously disclosed in a Current Report on Form 8-K filed with the SEC on December 18, 2019, the Board of Directors of the Company (the “Board”) in consultation with the Audit Committee of the Board, reached a determination that the Company's unaudited condensed interim consolidated financial statements and related footnote disclosures for the three months ended May 4, 2019 included in its Quarterly Report on Form 10-Q for the quarter ended May 4, 2019 contained a material error. During the course of the Company's financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). When appropriately performing the assessment of impairment indicators with respect to the right-of-use assets (“ROU assets”) as at May 4, 2019 and August 3, 2019, impairment charges of $13,924 and $5,025 respectively were identified that would have been required to be recognized in the respective periods under the Company’s accounting policy for transition to IFRS 16, which included the use of the practical expedient for assessing impairment. Upon further review, the Company also determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 to assess impairment of ROU assets as of the date of initial adoption, instead of applying the available practical expedient. Accordingly, the Company elected to voluntarily change its accounting policy to perform an impairment assessment in accordance with IAS 36 at the date of transition to IFRS 16. The Company believes this change is more relevant because it more faithfully depicts the performance of the Company. Subsequent to the retrospective application of the change in accounting policy, the impairment charges were nil and $5,025 for the quarters ended May 4, 2019 and August 3, 2019, respectively.

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

The following tables illustrate the impact of the error correction related to unrecognized impairment charges, and the retrospective application of the voluntary change in accounting policy:

Consolidated Balance sheet

	August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Right-of-use assets	68,230	(18,372)	49,858	-	49,858
Total assets	171,912	(18,372)	153,540	-	153,540
Deficit	(57,512)	(18,250)	(75,762)	-	(75,762)
Accumulated other comprehensive income	1,377	(122)	1,255	-	1,255
Total equity	57,766	(18,372)	39,394	-	39,394
Total liabilities and equity	171,912	(18,372)	153,540	-	153,540

Consolidated statement of income (loss) and comprehensive income (loss)

	For the three months ended August 3, 2019					For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Selling, general and administration expenses	27,237	4,326	31,563	-	31,563	55,946	18,250	74,196	(14,613)	59,583
Results from operating activities	(5,432)	(4,326)	(9,758)	-	(9,758)	(7,805)	(18,250)	(26,055)	14,613	(11,442)
Loss before income taxes	(7,018)	(4,326)	(11,344)	-	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Net loss	(7,018)	(4,326)	(11,344)	-	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Cumulative translation adjustment	136	119	255	-	255	(120)	(122)	(242)	-	(242)
Total comprehensive loss	(6,882)	(4,207)	(11,089)	-	(11,089)	(11,147)	(18,372)	(29,519)	14,613	(14,906)
Net loss per share	(0.27)	(0.17)	(0.44)	-	0.44	(0.42)	(0.70)	(1.12)	0.56	(0.56)

Consolidated statement of cash flows

	For the three months ended August 3, 2019					For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Net loss	(7,018)	(4,326)	(11,344)	—	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Amortization of right-of-use assets	3,813	—	3,813	(699)	3,114	7,604	—	7,604	(1,388)	6,216
Impairment of right-of-use assets	—	5,025	5,025	—	5,025	—	5,025	5,025	—	5,025
Cash flows related to operating activities	3,083	—	3,083	—	3,083	3,443	—	3,443	—	3,443

Consolidated statement of equity (deficit)

	For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
IFRS 16 adoption adjustment	1,280	-	1,280	(14,613)	(13,333)
Adjusted balance at beginning of period	68,736	-	68,736	(14,613)	54,123
Net loss	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Accumulated other comprehensive loss	(120)	(122)	(242)	-	(242)
Total comprehensive loss	(11,147)	(18,372)	(29,519)	14,613	(14,906)

Internal Control Considerations

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of August 3, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date. The material weakness that existed on those dates is described in Part I, Item 4 – Controls and Procedures in this Form 10-Q/A.

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

Restatement of Other Financial Statements

The Company is also concurrently filing an amended Quarterly Report on Form 10-Q/A for its first quarter period ended May 4, 2019 (the “Q1 Form 10-Q/A”) to amend and restate the previously issued unaudited condensed consolidated financial statements as a result of the same change in accounting policies described above and originally filed with the SEC on June 18, 2019.

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

On September 13, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3268.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		August 3,	February 2,
		2019	2019
		$	$
		(Restated - Note 3)
ASSETS

Current
Cash		29,725	42,074
Accounts and other receivables	[Note 12]	3,913	3,681
Inventories	[Note 5]	27,893	34,353
Income tax receivable		3,946	4,107
Prepaid expenses and deposits		9,890	8,819
Total current assets		75,367	93,034
Property and equipment		21,794	23,788
Intangible assets		6,521	5,678
Right-of-use assets	[Note 3 and 6]	49,858	—
Total assets		153,540	122,500

LIABILITIES AND EQUITY

Current
Trade and other payables		13,810	20,951
Deferred revenue		5,763	6,241
Current portion of provisions	[Note 3]	—	3,714
Current portion of lease liabilities	[Note 3]	16,416	—
Total current liabilities		35,989	30,906
Deferred rent and lease inducements	[Note 3]	—	8,698
Provisions	[Note 3]	—	15,440
Non-current portion of lease liabilities	[Note 3]	78,157	—
Total liabilities		114,146	55,044
Commitments and contingencies
Equity
Share capital	[Note 8]	112,792	112,519
Contributed surplus		1,109	1,400
Deficit		(75,762)	(47,960)
Accumulated other comprehensive income		1,255	1,497
Total equity		39,394	67,456
Total liabilities and equity		153,540	122,500

 See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		August 3,	August 4,	August 3,	August 4,
		2019	2018	2019	2018
		$	$	$	$
		(Restated - Note 3)		(Restated - Note 3)
Sales	[Note 13]	39,167	40,167	83,432	85,953
Cost of sales		17,362	22,824	35,291	45,918
Gross profit		21,805	17,343	48,141	40,035
Selling, general and administration expenses	[Note 10]	31,563	31,350	59,583	55,746
Results from operating activities		(9,758)	(14,007)	(11,442)	(15,711)
Finance costs		1,781	78	3,608	157
Finance income		(195)	(215)	(386)	(452)
Loss before income taxes		(11,344)	(13,870)	(14,664)	(15,416)
Provision for income tax (recovery)	[Note 9]	—	(3,872)	—	(4,216)
Net loss		(11,344)	(9,998)	(14,664)	(11,200)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts	[Note 14]	—	87	—	794
Realized net loss on forward exchange contracts reclassified to inventory		—	(578)	—	(140)
Provision for income tax recovery		—	131	—	(175)
Cumulative translation adjustment		255	(90)	(242)	(411)
Other comprehensive income (loss), net of tax		255	(450)	(242)	68
Total comprehensive loss		(11,089)	(10,448)	(14,906)	(11,132)
Net loss per share:
Basic and fully diluted	[Note 11]	(0.44)	(0.39)	(0.56)	(0.43)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 11]	26,056,520	25,910,086	26,038,128	25,878,982

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended

	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
	(Restated - Note 3)		(Restated - Note 3)
OPERATING ACTIVITIES
Net loss	(11,344)	(9,998)	(14,664)	(11,200)
Items not affecting cash:
Depreciation of property and equipment	1,359	1,722	2,684	3,408
Amortization of intangible assets	456	346	855	528
Amortization of right-of-use assets	3,114	—	6,216	—
Loss on disposal of property and equipment	22	14	22	14
Impairment of property, equipment and right-of-use assets	5,025	2,560	5,025	2,560
Interest on lease liabilities	1,781	—	3,608	—
Deferred rent	—	46	—	(91)
Recovery for onerous contracts	—	2,068	—	1,892
Stock-based compensation expense	143	(393)	270	(98)
Amortization of financing fees	—	20	—	40
Accretion on provisions	—	58	—	117
Deferred income taxes	—	(2,302)	—	(1,346)
Sub-total	556	(5,859)	4,016	(4,176)
Net change in other non-cash working capital balances related to operations	2,527	(6,579)	(573)	(15,368)
Cash flows related to operating activities	3,083	(12,438)	3,443	(19,544)
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	—	74	—	74
Payment of lease liabilities	(5,799)	—	(11,622)	—
Cash flows related to financing activities	(5,799)	74	(11,622)	74
INVESTING ACTIVITIES
Additions to property and equipment	(319)	(740)	(734)	(1,668)
Additions to intangible assets	(958)	(1,141)	(1,663)	(2,723)
Loan advance to a Company controlled by an executive employee	(1,773)	—	(1,773)	—
Cash flows related to investing activities	(3,050)	(1,881)	(4,170)	(4,391)
Decrease in cash during the period	(5,766)	(14,245)	(12,349)	(23,861)
Cash, beginning of the period	35,491	53,868	42,074	63,484
Cash, end of the period	29,725	39,623	29,725	39,623
Supplemental Information
Cash paid for:
Interest	—	—	—	—
Income taxes (classified as operating activity)	—	2	—	2
Cash received for:
Interest	210	210	405	443
Income taxes (classified as operating activity)	168	—	168	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the six months ended August 4, 2018	—	—	(11,200)	—	—	—	(11,200)
Other comprehensive loss	—	—	—	479	(411)	68	68
Total comprehensive loss	—	—	(11,200)	479	(411)	68	(11,132)
Issuance of common shares	153	(79)	—	—	—	—	74
Common shares issued on vesting of restricted stock units	636	(1,305)	282	—	—	—	(387)
Stock-based compensation expense	—	(98)	—	—	—	—	(98)
Income tax impact associated with stock options	—	—	—	—	—	—	—
Balance, August 4, 2018	112,481	1,160	(25,639)	312	1,511	1,823	89,825

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
IFRS 16 adoption adjustment (1)	—	—	(13,333)	—	—	—	(13,333)
Adjusted balance at beginning of period (1)	112,519	1,400	(61,293)	—	1,497	1,497	54,123
Net loss for the six months ended August 3, 2019 (1)	—	—	(14,664)	—	—	—	(14,664)
Other comprehensive loss	—	—	—	—	(242)	(242)	(242)
Total comprehensive loss	—	—	(14,664)	—	(242)	(242)	(14,906)
Issuance of common shares	—	—	—	—	—	—	—
Common shares issued on vesting of restricted stock units	273	(561)	195	—	—	—	(93)
Stock-based compensation expense	—	270	—	—	—	—	270
Balance, August 3, 2019	112,792	1,109	(75,762)	—	1,255	1,255	39,394

(1)     See Restated – Note 3

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended August 3, 2019 and August 4, 2018 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended August 3, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on September 17, 2019.  The amended and restated unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended August 3, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on December 20, 2019.   The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

2. STATEMENT OF COMPLIANCE AND BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 2, 2019, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In the Company's opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 2, 2019, other than as disclosed in note 3 below with respect to changes in accounting policies.

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

The following tables illustrate the impact of the error correction related to unrecognized impairment charges, and the retrospective application of the voluntary change in accounting policy:

Consolidated Balance sheet

	August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Right-of-use assets	68,230	(18,372)	49,858	-	49,858
Total assets	171,912	(18,372)	153,540	-	153,540
Deficit	(57,512)	(18,250)	(75,762)	-	(75,762)
Accumulated other comprehensive income	1,377	(122)	1,255	-	1,255
Total equity	57,766	(18,372)	39,394	-	39,394
Total liabilities and equity	171,912	(18,372)	153,540	-	153,540

Consolidated statement of income (loss) and comprehensive income (loss)

	For the three months ended August 3, 2019					For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Selling, general and administration expenses	27,237	4,326	31,563	-	31,563	55,946	18,250	74,196	(14,613)	59,583
Results from operating activities	(5,432)	(4,326)	(9,758)	-	(9,758)	(7,805)	(18,250)	(26,055)	14,613	(11,442)
Loss before income taxes	(7,018)	(4,326)	(11,344)	-	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Net loss	(7,018)	(4,326)	(11,344)	-	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Cumulative translation adjustment	136	119	255	-	255	(120)	(122)	(242)	-	(242)
Total comprehensive loss	(6,882)	(4,207)	(11,089)	-	(11,089)	(11,147)	(18,372)	(29,519)	14,613	(14,906)
Net loss per share	(0.27)	(0.17)	(0.44)	-	0.44	(0.42)	(0.70)	(1.12)	0.56	(0.56)

Consolidated statement of cash flows

	For the three months ended August 3, 2019					For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
Net loss	(7,018)	(4,326)	(11,344)	—	(11,344)	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Amortization of right-of-use assets	3,813	—	3,813	(699)	3,114	7,604	—	7,604	(1,388)	6,216
Impairment of right-of-use assets	—	5,025	5,025	—	5,025	—	5,025	5,025	—	5,025
Cash flows related to operating activities	3,083	—	3,083	—	3,083	3,443	—	3,443	—	3,443

Consolidated statement of equity (deficit)

	For the six months ended August 3, 2019
	As previously reported	Correction of error - Adjustment	Correction of error - Restated	Change in policy - Adjustment	Restated
IFRS 16 adoption adjustment	1,280	-	1,280	(14,613)	(13,333)
Adjusted balance at beginning of period	68,736	-	68,736	(14,613)	54,123
Net loss	(11,027)	(18,250)	(29,277)	14,613	(14,664)
Accumulated other comprehensive loss	(120)	(122)	(242)	-	(242)
Total comprehensive loss	(11,147)	(18,372)	(29,519)	14,613	(14,906)

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

a)       Nature of the effect of adoption of IFRS 16 (restated)

The Company has adopted IFRS 16 as at February 3, 2019. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. The Company has elected to apply the modified retrospective method by setting right-of-use assets based on the lease liability at the date of initial application, adjusted by the amount of any prepaid or accrued lease payments, and has applied the following practical expedients:

•	applying IFRS 16 exclusively to contracts that were previously identified as leases applying IAS 17 at the date of initial application;

•	applying a single discount rate to a portfolio of leases with reasonably similar characteristics;

•	excluding initial direct costs from the measurement of the right-of-use asset at the date of initial application; and

•	not separating the lease component and its associated non-lease component.

 At the date of initial application of IFRS 16, the Company decided to test for impairment in accordance with IAS 36 Impairment of assets.

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

c)       Amounts recognised in the statement of financial position and profit or loss

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the period:

	Right-of use	Lease
	assets	liability
	$	$

Balance, February 3, 2019	60,983	102,168
Amortization expense	(6,216)	-
Impairment of right-of-use assets	(5,025)
Interest expense	-	3,608
Payments	-	(11,622)
CTA	116	419
Balance, August 3, 2019	49,858	94,573

Presented as:
Current	-	16,416
Non-Current	49,858	78,157

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

6. PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS

For the three and six months ended August 3, 2019, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property, equipment and right-of-use assets for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and six months ended August 3, 2019, an impairment loss for the right-of-use assets of $5,025 [August 4, 2018 — $2,560 related to store leasehold improvements, furniture and equipment, computer hardware] was recorded in the Canada and U.S. segments for $2,480 and $2,545, respectively [August 4, 2018 — $2,371 and $189, respectively]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of $3,924 [August 4, 2018 — nil] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre-tax discount rate of 11.9% [August 4, 2018 — 11.9%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the three and six months ended August 3, 2019, no impairment losses were reversed [August 4, 2018 — nil]. Impairment losses are reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

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

9. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	August 3,		August 4,		August 3,		August 4,
	2019		2018		2019		2018
	(Restated - Note 3)				(Restated - Note 3)
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	(3,037)	26.9	(3,726)	26.8	(3,930)	26.9	(4,142)
Increase (decrease) in provision for income tax (recovery) resulting from:			—	—
Non-deductible items	(0.4)	43	1.0	(140)	(0.5)	76	0.4	(69)
Unrecognized deferred income tax assets	(26.4)	2,994	—	—	(26.3)	3,854	—	(5)
Other	—	—	—	(6)	—	—	—	—
Income tax provision (recovery) — effective tax rate	—	—	27.9	(3,872)	—	—	27.3	(4,216)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
Income tax provision (recovery)
Current	—	(1,570)	—	(2,870)
Deferred	—	(2,302)	—	(1,346)
	—	(3,872)	—	(4,216)

10. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
	(Restated - Note 3)		(Restated - Note 3)
Wages, salaries and employee benefits	14,792	15,784	31,309	32,264
Depreciation of property and equipment	1,359	1,722	2,684	3,408
Amortization of intangible assets	456	346	855	528
Amortization right-of-use asset	3,114	—	6,216	—
Loss on disposal of property and equipment	22	14	22	14
Impairment of property, equipment and right-of-use assets	5,025	2,560	5,025	2,560
Utilization of onerous contract	—	(1,354)	—	(2,694)
Recovery of provision for onerous contracts	—	2,068	—	1,892
Stock-based compensation	143	(393)	270	(98)
Executive separation cost related to salary	—	717	—	717
Strategic review and proxy contest	—	2,717	—	3,511
Other selling, general and administration	6,652	7,169	13,202	13,644
	31,563	31,350	59,583	55,746

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
	(Restated - Note 3)		(Restated - Note 3)
Net loss for basic EPS	(11,344)	(9,998)	(14,664)	(11,200)
Weighted average number of shares outstanding:
Basic and fully diluted	26,056,520	25,910,086	26,038,128	25,878,982
Net loss per share:
Basic and fully diluted	(0.44)	(0.39)	(0.56)	(0.43)

As a result of the net loss during the three and six-month periods ended August 3, 2019 and August 4, 2018, the stock options and restricted stock units disclosed in Note 8 were anti-dilutive. Accordingly, diluted net loss per share for each period was the same as basic net loss per share.

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and six-month periods ended August 3, 2019, the Company purchased merchandise for resale amounting to nil and $15, respectively [August 4, 2018 - $33 and $97, respectively], and provided net infrastructure and administrative services of $41 and $59, respectively[August 4, 2018 - nil and nil, respectively] from and to a company controlled by one of its executive employees, respectively.

During the three-month period ended August 3, 2019, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for $200 [August 4, 2018 – nil] and spent $68 [August 4, 2018 – nil] for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4 million. As of August 3, 2019, $1.8 million was outstanding under the agreement. The loan bears interest, payable monthly, at a rate of 1% over Bank of Montreal’s prime rate, which currently stands at 3.95%. RDI has guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, has given a movable hypothec (or lien) in favour of the Company on its shares of DAVIDsTEA. Squish is a company controlled by Sarah Segal, an officer of DAVIDsTEA. RDI, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Executive Chairman, Interim Chief Executive Officer and a director of DAVIDsTEA. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

Subsequent to August 3, 2019, the Company advanced an additional $0.2 million under the loan facility and subsequently amended the agreement to reflect the maximum amount available under the facility to $2.0 million and repayable no later than December 31, 2019.

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

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	$	$	$	$
Tea	29,306	27,589	62,730	60,819
Tea accessories	6,629	8,787	14,284	17,501
Food and beverages	3,232	3,791	6,418	7,633
	39,167	40,167	83,432	85,953

Property and equipment and intangible assets by country are as follows:

	August 3,	February 2,
	2019 (1)	2019
	$	$
	(Restated - Note 3)
Canada	67,518	27,996
US	10,655	1,470
Total	78,173	29,466

(1)     Includes Right-of-use assets of $40,578 in Canada and $9,280 in US.

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended August 3, 2019			For the six months ended August 3, 2019
	(Restated - Note 3)			(Restated - Note 3)
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,340	8,827	39,167	64,530	18,902	83,432
Cost of sales	13,925	3,437	17,362	28,039	7,252	35,291
Gross profit	16,415	5,390	21,805	36,491	11,650	48,141
Selling, general and administration expenses (allocated)	14,697	4,462	19,159	29,573	9,277	38,850
Impairment of property, equipment and right-of-use assets	2,480	2,545	5,025	2,480	2,545	5,025
Results from operating activities before corporate expenses	(762)	(1,617)	(2,379)	4,438	(172)	4,266
Selling, general and administration expenses (non-allocated)			7,379			15,708
Results from operating activities			(9,758)			(11,442)
Finance costs			1,781			3,608
Finance income			(195)			(386)
Loss before income taxes			(11,344)			(14,664)

		For the three months ended			For the six months ended
		August 3, 2018			August 3, 2018
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	31,850	8,317	40,167	68,382	17,571	85,953
Cost of sales	17,724	5,100	22,824	35,540	10,378	45,918
Gross profit	14,126	3,217	17,343	32,842	7,193	40,035
Selling, general and administration expenses (allocated)	13,538	4,236	17,774	26,922	8,394	35,316
Impairment of property, equipment and right-of-use assets	2,371	189	2,560	2,371	189	2,560
Impact of onerous contracts	1,188	(474)	714	996	(1,798)	(802)
Results from operating activities before corporate expenses	(2,971)	(734)	(3,705)	2,553	408	2,961
Selling, general and administration expenses (non-allocated)			10,302			18,672
Results from operating activities			(14,007)			(15,711)
Finance costs			78			157
Finance income			(215)			(452)
Loss before income taxes			(13,870)			(15,416)

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

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates. The Company is exposed to cash flow risk under the Revolving Facility which bears interest at variable interest rates (Note 7). As at August 3, 2019, the Company did not have any borrowings on the Revolving Facility.

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

As at August 3, 2019, the Company had $29,725 in cash. In addition, the Company has a Revolving Facility of $15,000, the full amount of which remained un-drawn as at August 3, 2019. Access to this Facility is further described in Note 7.

The Company expects to finance its working capital needs, store renovations, and investments in infrastructure through cash flows from operations and cash on hand. The Company expects that its trade and other payables will be discharged within 90 days.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of accounts receivable. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, recoveries of credits from suppliers for returned or damaged products, receivables from other companies for sales of products, gift cards and other services and a loan advance to Squish. Credit card payments have minimal credit risk, the limited number of corporate receivables is closely monitored and the risk for the loan advance is limited, as a result of the pledge of DAVIDsTEA’s shares as security.

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

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments, including ROU assets and provision (recovery) for onerous contracts. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property, plant and equipment, amortization of intangible, amortization of right-of-use assets and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 35 of this Quarterly Report on Form 10-Q/A.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 36 of this Quarterly Report on Form 10-Q/A.

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

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, loss on disposal of property and equipment, impairment of property and equipment and ROU assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 36 of this Quarterly Report on Form 10-Q/A.

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

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended			For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
	(Restated - Note 3)			(Restated - Note 3)
Consolidated statement of loss data:
Sales	$39,167	$39,167	$40,167	$83,432	$83,432	$85,953
Cost of sales	17,362	23,161	22,824	35,291	46,913	45,918
Gross profit	21,805	16,006	17,343	48,141	36,519	40,035
Selling, general and administration expenses	31,563	28,449	31,350	59,583	53,367	55,746
Results from operating activities	(9,758)	(12,443)	(14,007)	(11,442)	(16,848)	(15,711)
Finance costs	1,781	—	78	3,608	—	157
Finance income	(195)	(195)	(215)	(386)	(386)	(452)
Loss before income taxes	(11,344)	(12,248)	(13,870)	(14,664)	(16,462)	(15,416)
Provision for income tax recovery	—	—	(3,872)	—	—	(4,216)
Net loss	$(11,344)	$(12,248)	$(9,998)	$(14,664)	$(16,462)	$(11,200)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	44.3%	59.1%	56.8%	42.3%	56.2%	53.4%
Gross profit	55.7%	40.9%	43.2%	57.7%	43.8%	46.6%
Selling, general and administration expenses	80.6%	72.6%	78.0%	71.4%	64.0%	64.9%
Results from operating activities	(24.9%)	(31.8%)	(34.9%)	(13.7%)	(20.2%)	(18.3%)
Finance costs	4.5%	0.0%	0.2%	4.3%	0.0%	0.2%
Finance income	(0.5%)	(0.5%)	(0.5%)	(0.5%)	(0.5%)	(0.5%)
Loss before income taxes	(29.0%)	(31.3%)	(34.5%)	(17.6%)	(19.7%)	(17.9%)
Provision for income tax recovery	0.0%	0.0%	(9.6%)	0.0%	0.0%	(4.9%)
Net loss	(29.0%)	(31.3%)	(24.9%)	(17.6%)	(19.7%)	(13.0%)
Other financial and operations data:
Adjusted EBITDA (1)	$361	$(5,438)	$(5,564)	$3,630	$(7,992)	$(5,964)
Adjusted EBITDA as a percentage of sales	0.9%	(13.9%)	(13.9%)	4.4%	(9.6%)	(6.9%)
Number of stores at end of period	233	233	239	233	233	239
Comparable sales decline for period (2)	(9.4%)	(9.4%)	(14.8%)	(7.7%)	(7.7%)	(10.8%)

_______________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Financial Measures” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
	(Restated-Note 3)			(Restated-Note 3)
Selling, general and administration expenses	$31,563	$28,449	$31,350	$59,583	$53,367	$55,746
Executive separation costs related to salary (a)	—	—	(717)	—	—	(717)
Impairment of property, equipment and right-of-use assets (b)	(5,025)	(5,025)	(2,560)	(5,025)	(5,025)	(2,560)
Impact of onerous contracts (c)	—	—	(714)	—	—	802
Strategic review and proxy contest costs (d)	—	—	(2,717)	—	—	(3,511)
Adjusted selling, general and administration expenses	$26,538	$23,424	$24,642	$54,558	$48,342	$49,760

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
	(Restated-Note 3)			(Restated-Note 3)
Results from operating activities	$(9,758)	$(12,443)	$(14,007)	$(11,442)	$(16,848)	$(15,711)
Executive separation costs related to salary (a)	—	—	717	—	—	717
Impairment of property, equipment and right-of-use assets (b)	5,025	5,025	2,560	5,025	5,025	2,560
Impact of onerous contracts (c)	—	—	714	—	—	(802)
Strategic review and proxy contest costs (d)	—	—	2,717	—	—	3,511
Adjusted results from operating activities	$(4,733)	$(7,418)	$(7,299)	$(6,417)	$(11,823)	$(9,725)

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018
	(Restated-Note 3)			(Restated-Note 3)
Net loss	$(11,344)	$(12,248)	$(9,998)	$(14,664)	$(16,462)	$(11,200)
Finance costs	1,781	—	78	3,608	—	157
Finance income	(195)	(195)	(215)	(386)	(386)	(452)
Depreciation and amortization	4,929	1,815	2,068	9,755	3,539	3,936
Recovery of income tax	—	—	(3,872)	—	—	(4,216)
EBITDA	$(4,829)	$(10,628)	$(11,939)	$(1,687)	$(13,309)	$(11,775)
Additional adjustments :
Stock-based compensation expense (a)	143	143	(393)	270	270	(98)
Executive separation costs related to salary (b)	—	—	717	—	—	717
Impairment of property, equipment and right-of-use assets (c)	5,025	5,025	2,560	5,025	5,025	2,560
Impact of onerous contracts (d)	—	—	714	—	—	(802)
Deferred rent (e)	—	—	46	—	—	(91)
Loss on disposal of property and equipment	22	22	14	22	22	14
Strategic review and proxy contest costs (f)	—	—	2,717	—	—	3,511
Adjusted EBITDA	$361	$(5,438)	$(5,564)	$3,630	$(7,992)	$(5,964)

36

_____________

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

(a)	Represents non-cash stock-based compensation expense.
(b)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(c)	Represent costs related to impairment of property, equipment and right-of use assets for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(f)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of reported results to Adjusted net loss

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
	(Restated-Note 3)			(Restated-Note 3)
Net loss	$(11,344)	$(12,248)	$(9,998)	$(14,664)	$(16,462)	$(11,200)
Executive separation costs related to salary (a)	—	—	717	—	—	717
Impairment of property, equipment and right-of-use assets (b)	5,025	5,025	2,560	5,025	5,025	2,560
Impact of onerous contracts (c)	—	—	714	—	—	(802)
Strategic review and proxy contest costs (d)	—	—	2,717	—	—	3,511
Adjusted net loss	$(6,319)	$(7,223)	$(3,290)	$(9,639)	$(11,437)	$(5,214)

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
	(Restated-Note 3)			(Restated-Note 3)
Weighted average number of shares outstanding, fully diluted	26,056,520	26,056,520	25,910,086	26,038,128	26,038,128	25,878,982

Adjusted weighted average number of shares outstanding, fully diluted	26,056,520	26,056,520	25,910,086	26,038,128	26,038,128	25,878,982

Net loss	$(11,344)	$(12,248)	$(9,998)	$(14,664)	$(16,462)	$(11,200)

Adjusted net loss	$(6,319)	$(7,223)	$(3,290)	$(9,639)	$(11,437)	$(5,214)

Net loss per share, fully diluted	$(0.44)	$(0.47)	$(0.39)	$(0.56)	$(0.56)	$(0.43)

Adjusted net loss per share, fully diluted	$(0.24)	$(0.28)	$(0.13)	$(0.37)	$(0.37)	$(0.20)

Three Months Ended August 3, 2019 restated Compared to Three Months Ended August 4, 2018

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

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) remained stable at $31.6 million in the three months ended August 3, 2019 compared to the prior year quarter. Under IFRS 16, SG&A includes $3.1 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $28.4 million, a decrease of $2.9 million, or 9.3%, from the prior year quarter and as a percentage of sales would have amounted to 72.6% representing a decrease of 5.4% over the prior year quarter. Excluding the impact of IFRS 16 and the impairment of property, equipment and right-of-use assets for the three months ended August 3, 2019 and the impact of onerous contracts, impairment of property, equipment and right-of-use assets, executive separation cost related to salary and costs related to the strategic review and proxy contest for the three months ended August 4, 2018, Adjusted SG&A decreased by $1.2 million for the three months ended August 3, 2019. As a percentage of sales and excluding the impact of IFRS 16, Adjusted SG&A decrease to 59.8% from 61.3%.

Results from Operating Activities. Loss from operating activities was $9.8 million as compared to a loss of $14.0 million in the prior year quarter. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets, loss from operating activities would have amounted to $7.4 million, a decrease of $0.2 million from the prior year quarter. This decrease is mainly explained by the absence of executive separation cost related to salary, the impact of onerous contracts, and costs related to the strategic review and proxy contest of incurred in the same period of 2018 offset by the increase of the impairment of property, equipment and right-of-use assets. Adjusted results from operating activities, which excludes any impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact from onerous contracts, and costs related to the strategic review and proxy contest, was $7.4 million compared to $7.3 million in the prior year quarter.

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

Finance Income. Finance income of $0.2 million is derived primarily from interest on cash on hand and has decreased slightly from prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $4.8 million in the quarter ended August 3, 2019 compared to a negative $11.9 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $10.6 million, representing an increase of $1.3 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to $0.4 million compared to a negative $5.6 million in the prior year quarter. Excluding the impact of IFRS 16, stock-based compensation and the impairment of property, equipment and right-of-use assets for the three months ended August 3, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the three months ended august 4, 2018, Adjusted EBITDA increased by $0.1 million.

Net Loss. Net loss was $11.3 million in the quarter ended August 3, 2019 compared to a net loss of $10.0 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $12.2 million, representing a decrease of $2.2 million in net loss over the prior year quarter. Adjusted net loss, which excludes the impact from executive separation cost related to salary, impairment of property plant, equipment and right-of-use assets, impact of onerous contracts and costs related to strategic review and proxy contest, was $7.2 million compared to $3.3 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.44 compared to $0.39 in the second quarter of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.24 per share compared to $0.13 per share.

Six Months Ended August 3, 2019 restated Compared to Six Months Ended August 4, 2018

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

Selling, General and Administration Expenses. SG&A increased by 6.9%, or $3.8 million, to $59.6 million in the six months ended August 3, 2019 from the same period in the prior year. Under IFRS 16, SG&A includes $6.2 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $53.4 million, a decrease of $2.4 million, or 4.3%, from the prior year quarter and as a percentage of sales would have amounted to 64.0% representing a decrease of 0.9% over the prior year quarter. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets for the six months ended August 3, 2019 and the impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, onerous contracts and costs related to the strategic review and proxy contest for the six months ended August 4, 2018, Adjusted SG&A decreased by $1.4 million for the six months ended August 3, 2019. As a percentage of sales, Adjusted SG&A stayed stable at 57.9%.

Results from Operating Activities. Loss from operating activities was $11.4 million as compared to a loss of $15.7 million in the same period in 2018. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $16.8 million, a decrease of $1.1 million from the same period in 2018. This is mainly due to the absence of costs related to executive separation costs related to salary, the impact of onerous contracts and the costs related to the strategic review and proxy contest incurred in the period in 2018 partially offset by the increase in the impairment of property, equipment and right-of-use assets. Adjusted results from operating activities, which excludes any impact from executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, and costs related to the strategic review and proxy contest, was negative $11.8 million compared to negative $9.7 million in the same period in the prior year.

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

Finance Income. Finance income of $0.4 million is derived primarily from interest on cash on hand and has decreased slightly from the same period in the prior year.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $1.7 million in the six-month period ended August 3, 2019 compared to negative $11.8 million in the same period in the prior year. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $13.3 million, representing an decrease of $1.5 million over the same period in the prior year. Adjusted EBITDA for the six-month period amounted to $3.6 million compared to a negative $6.0 million in the same period in the prior year. Excluding the impact of IFRS 16, impairment of property, equipment and right-of-use assets and stock-based compensation for the six months ended August 3, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the six months ended August 4, 2018, Adjusted EBITDA decreased by $2.0 million.

Net Loss. Net loss was $14.7 million in the six-month period ended August 3, 2019 compared to a net loss of $11.2 million in the same period in the prior year. Excluding the impact of IFRS 16, Net loss would have amounted to $16.5 million, representing an increase of $5.3 million in net loss over the same period in the prior year. Adjusted net loss, which excludes the impact from executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts and costs related to strategic review and proxy contest, was $11.4 million compared to $5.2 million in the prior year period.

Fully diluted loss per common share. Fully diluted loss per common share in the six-month period ended August 3, 2019 was $0.56 compared to $0.43 in the same period of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.37 per share compared to $0.20 per share.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended				For the six months ended
		August 3, 2019			August 3, 2019
	August 3,	Excluding impact	August 4,	August 3,	Excluding impact	August 4,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
Cash flows provided by (used in) :
Operating activities	$3,083	$(2,716)	$(12,438)	$3,443	$(8,179)	$(19,544)
Financing activities	(5,799)	—	74	(11,622)	—	74
Investing activities	(3,050)	(3,050)	(1,881)	(4,170)	(4,170)	(4,391)
Decrease in cash	$(5,766)	$(5,766)	$(14,245)	$(12,349)	$(12,349)	$(23,861)

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

Changes in Internal Control over Financial Reporting

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of August 3, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date in the monitoring of impairment triggers upon completing a store impairment analysis under IAS 36 subsequent to the adoption of IFRS 16.

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

DAVIDsTEA INC.

Date: December 20, 2019	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

