Form 10-Q
period 2019-11-02
DAVIDsTEA Inc.
filed 2019-12-23
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2019.

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

On December 13, 2019, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3196.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		November 2,	February 2,
		2019	2019
		$	$
ASSETS
Current
Cash		28,044	42,074
Accounts and other receivables	[Note 12]	5,430	3,681
Inventories	[Note 5]	32,638	34,353
Income tax receivable		1,195	4,107
Prepaid expenses and deposits		6,906	8,819
Total current assets		74,213	93,034
Property and equipment		20,557	23,788
Intangible assets		6,454	5,678
Right-of-use assets	[Notes 3 and 6]	44,825	—
Total assets		146,049	122,500
LIABILITIES AND EQUITY
Current
Trade and other payables		21,155	20,951
Deferred revenue		5,619	6,241
Current portion of provisions	[Note 3]	—	3,714
Current portion of lease liabilities	[Note 3]	16,291	—
Total current liabilities		43,065	30,906
Deferred rent and lease inducements	[Note 3]	—	8,698
Provisions	[Note 3]	—	15,440
Non-current portion of lease liabilities	[Note 3]	74,074	—
Total liabilities		117,139	55,044
Commitments and contingencies
Equity
Share capital	[Note 8]	112,835	112,519
Contributed surplus		1,294	1,400
Deficit		(86,575)	(47,960)
Accumulated other comprehensive income		1,356	1,497
Total equity		28,910	67,456
Total liabilities and equity		146,049	122,500

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS)

AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the nine months ended
		November 2,	November 3,	November 2,	November 3,
		2019	2018	2019	2018
		$	$	$	$

Sales	[Note 13]	39,493	43,656	122,925	129,609
Cost of sales		18,139	25,275	53,430	71,193
Gross profit		21,354	18,381	69,495	58,416
Selling, general and administration expenses	[Note 10]	30,670	29,119	90,254	84,865
Results from operating activities		(9,316)	(10,738)	(20,759)	(26,449)
Finance costs		1,699	80	5,305	237
Finance income		(185)	(122)	(570)	(574)
Loss before income taxes		(10,830)	(10,696)	(25,494)	(26,112)
Provision for income tax (recovery)	[Note 9]	—	(1,635)	—	(5,851)
Net loss		(10,830)	(9,061)	(25,494)	(20,261)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts	[Note 14]	—	—	—	794
Realized net loss on forward exchange contracts reclassified to inventory		—	(425)	—	(565)
Provision for income tax recovery		—	113	—	(62)
Cumulative translation adjustment		(26)	(62)	(141)	(473)
Other comprehensive income (loss), net of tax		(26)	(374)	(141)	(306)
Total comprehensive loss		(10,856)	(9,435)	(25,635)	(20,567)
Net loss per share:
Basic and fully diluted	[Note 11]	(0.42)	(0.35)	(0.98)	(0.78)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 11]	26,068,435	25,992,339	26,048,239	25,862,086

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the nine months ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	$	$	$	$

OPERATING ACTIVITIES
Net loss	(10,830)	(9,061)	(25,494)	(20,261)
Items not affecting cash:
Depreciation of property and equipment	1,313	1,785	3,997	5,193
Amortization of intangible assets	517	377	1,372	905
Amortization of right-of-use assets	2,938	—	9,153	—
Loss on disposal of property and equipment	—	—	22	14
Impairment of property, equipment and right-of-use assets	2,051	725	7,076	3,285
Interest on lease liabilities	1,699	—	5,305	—
Deferred rent	—	74	—	(17)
Recovery for onerous contracts	—	3,414	—	5,306
Stock-based compensation expense	256	91	526	(7)
Amortization of financing fees	—	21	—	61
Accretion on provisions	—	60	—	177
Deferred income taxes	—	(2,575)	—	(3,921)
Sub-total	(2,056)	(5,089)	1,957	(9,265)
Net change in other non-cash working capital balances related to operations	6,842	(12,948)	6,272	(28,316)
Cash flows related to operating activities	4,786	(18,037)	8,229	(37,581)
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	9	8	9	82
Payment of lease liabilities	(5,720)	—	(17,342)	—
Cash flows related to financing activities	(5,711)	8	(17,333)	82
INVESTING ACTIVITIES
Additions to property and equipment	(44)	(1,752)	(778)	(3,420)
Additions to intangible assets	(485)	(1,128)	(2,148)	(3,851)
Loan advance to a Company controlled by an executive employee	(227)	—	(2,000)	—
Cash flows related to investing activities	(756)	(2,880)	(4,926)	(7,271)
Decrease in cash during the period	(1,681)	(20,909)	(14,030)	(44,770)
Cash, beginning of the period	29,725	39,623	42,074	63,484
Cash, end of the period	28,044	18,714	28,044	18,714
Supplemental Information
Cash paid for:
Interest	—	—	—	—
Income taxes (classified as operating activity)	—	7	—	9
Cash received for:
Interest	217	120	622	563
Income taxes (classified as operating activity)	2,780	—	2,948	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the nine months ended November 3, 2018	—	—	(20,261)	—	—	—	(20,261)
Other comprehensive loss	—	—	—	167	(473)	(306)	(306)
Total comprehensive loss	—	—	(20,261)	167	(473)	(306)	(20,567)
Issuance of common shares	164	(82)	—	—	—	—	82
Common shares issued on vesting of restricted stock units	643	(1,322)	286	—	—	—	(393)
Stock-based compensation expense	—	(7)	—	—	—	—	(7)
Income tax impact associated with stock options	—	(1)	—	—	—	—	(1)
Balance, November 3, 2018	112,499	1,230	(34,696)	—	1,449	1,449	80,482

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
IFRS 16 adoption adjustment (1)	—	—	(13,333)	—	—	—	(13,333)
Adjusted balance at beginning of period	112,519	1,400	(61,293)	—	1,497	1,497	54,123
Net loss for the nine months ended November 2, 2019	—	—	(25,494)	—	—	—	(25,494)
Other comprehensive loss	—	—	—	—	(141)	(141)	(141)
Total comprehensive loss	—	—	(25,494)	—	(141)	(141)	(25,635)
Issuance of common shares	13	(4)	—	—	—	—	9
Common shares issued on vesting of restricted stock units	303	(628)	212	—	—	—	(113)
Stock-based compensation expense	—	526	—	—	—	—	526
Balance, November 2, 2019	112,835	1,294	(86,575)	—	1,356	1,356	28,910

(1) Restated - Note 3

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended November 2, 2019 and November 3, 2018 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and nine-month periods ended November 2, 2019 were authorized for issue in accordance with a resolution of the Board of Directors on December 20, 2019. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

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

3. CHANGES IN ACCOUNTING POLICIES

During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). When appropriately performing the assessment of impairment indicators with respect to the right-of-use assets (“ROU assets”) as at May 4, 2019 and August 3, 2019, impairment charges of $13,924 and $5,025 respectively were identified that would have been required to be recognized in the respective periods under the Company’s accounting policy for transition to IFRS 16, which included the use of the practical expedient for assessing impairment. Upon further review, the Company also determined that, pursuant to IFRS standards, its financial statements would be more relevant had they applied IAS 36 to assess impairment of ROU assets as of the date of initial adoption, instead of applying the available practical expedient. Accordingly, the Company elected to voluntarily change its accounting policy to perform an impairment assessment in accordance with IAS 36 at the date of transition to IFRS 16. The Company believes this change is more relevant because it more faithfully depicts the performance of the Company. Subsequent to the retrospective application of the change in accounting policy, the impairment charges were nil and $5,025 for the quarter ended May 4, 2019 and the two quarters ended August 3, 2019, respectively.

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

The following table illustrates the effect of the voluntary change in accounting policy on the adoption of IFRS 16 as at February 3, 2019:

			February 3,
			2019	Change in
	February 2, 2019	IFRS 16 Adoption	As previously reported	policy Adjustment	February 3, 2019
					Restated
ASSETS
Right-of-use assets	—	75,596	75,596	(14,613)	60,983
Other assets	122,500	—	122,500	—	122,500
Total assets	122,500	75,596	198,096	(14,613)	183,483
LIABILITIES
Lease liability	—	102,168	102,168	—	102,168
Deferred rent and lease inducements	8,698	(8,698)	—	—	—
Provisions	19,154	(19,154)	—	—	—
Other liabilities	27,192	—	27,192	—	27,192
Total liabilities	55,044	74,316	129,360	—	129,360
EQUITY
Deficit	(47,960)	1,280	(46,680)	(14,613)	(61,293)
Other	115,416	—	115,416	—	115,416
Total equity	67,456	1,280	68,736	(14,613)	54,123
TOTAL LIABILITIES AND EQUITY	122,500	75,596	198,096	(14,613)	183,483

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

The effect of adoption of IFRS 16, including the voluntary change in accounting policy applied retroactively, as at February 3, 2019 is as follows:

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

c) Amounts recognized in the statement of financial position and profit or loss

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the period:

	Right-of use	Lease
	assets	liability
	$	$
Balance, February 3, 2019	60,983	102,168
Amortization expense	(9,153)	—
Impairment of right-of-use assets	(7,076)	—
Interest Expense	—	5,305
Payments	—	(17,342)
CTA	71	234
Balance, November 2, 2019	44,825	90,365

Presented as:
Current	—	16,291
Non-Current	44,825	74,074

The Company recognizes variable lease payments of $409 and $839 respectively for the three and nine months ended November 2, 2019.

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

5. INVENTORIES

	November 2,	February 2,
	2019	2019
	$	$
Finished goods	28,391	28,991
Goods in transit	1,597	3,262
Packaging	2,650	2,100
	32,638	34,353

6. PROPERTY, EQUIPMENT AND RIGHT-OF-USE ASSETS

For the three and nine months ended November 2, 2019, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property, equipment and right-of-use assets for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations.

As a result, for the three and nine months ended November 2, 2019, an impairment loss for the right-of-use assets of $2,051 and $7,076, respectively, [November 3, 2018 — $725 and $3,285 related to store leasehold improvements, furniture and equipment, computer hardware] was recorded in the Canada and U.S. segments for $949 and $1,102, respectively, for the three months ended November 2, 2019 and $3,429 and $3,647, respectively, for the nine months ended November 2, 2019, respectively [November 3, 2018 — $725 and nil, respectively, for the three months and $3,096 and $189, respectively, for the nine months]. These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of $1,613 [November 3, 2018 —nil] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre-tax discount rate of 11.9% [November 3, 2018 — 11.9%]. A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the three and nine months ended November 2, 2019, no impairment losses were reversed [November 3, 2018 — nil]. Impairment losses are reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

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

As at November 2, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at November 2, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

The current lending agreement will be terminated on the earlier of (a) January 24, 2020, (b) the Company securing new financing. The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercially reasonable terms.

8. SHARE CAPITAL

Authorized

An unlimited number of Common shares.

Issued and outstanding

	November 2,	February 2,
	2019	2019
	$	$
Share Capital - 26,079,662 Common shares (February 2, 2019 - 26,011,817)	112,835	112,519

During the three and nine-month periods ended November 2, 2019 12,000 stock options were exercised for common shares for cash proceeds of $9 [November 3, 2018 – 10,000 and 88,135 stock options for 88,135 common shares for cash proceeds of $8 and $82, respectively and 36,418 common shares for a non-cash settlement of nil and $121 respectively].

In addition, during the three and nine-month periods ended November 2, 2019, 6,877 and 55,845 common shares, respectively [November 3, 2018 – 1,128 and 70,668 common shares respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $30 and $303, net of tax [November 3, 2018 — $7 and $643, net of tax, respectively] and a reduction in contributed surplus of $67 and $628, respectively [November 3, 2018 — $18 and $1,322, respectively].

Stock-based compensation

A summary of the status of the Company’s stock option plan and changes during the nine-month period is presented below.

	For the nine months ended
	November 2,		November 3,
	2019		2018
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	137,540	7.17	447,779	7.18
Issued	—	—	—	—
Exercised	(12,000)	0.77	(88,135)	2.76
Forfeitures	(35,001)	6.77	(220,791)	8.92
Outstanding, end of period	90,539	8.17	138,853	7.23
Exercisable, end of period	89,120	8.07	75,837	4.84

No stock options were granted during the three and nine-month periods ended November 2, 2019 and November 3, 2018.

A summary of the status of the Company’s RSU plan and changes during the nine-month period is presented below.

	For the nine months ended
	November 2,		November 3,
	2019		2018
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	270,976	5.26	289,416	9.70
Granted	804,710	1.93	476,450	4.48
Forfeitures	(112,746)	3.46	(327,479)	6.45
Vested	(78,345)	5.52	(70,668)	9.08
Vested, withheld for tax	(59,134)	5.37	(69,017)	8.91
Outstanding, end of period	825,461	2.22	298,702	5.26

(1) Weighted average fair value per unit as at date of grant

During the three and nine-month periods ended November 2, 2019, the Company recognized stock-based compensation expense of $256 and $526 respectively [November 3, 2018 — expense of $91 and a net reversal of stock based compensation of $7, respectively].

As at November 2, 2019, 1,744,529 common shares remain available for issuance under the 2015 Omnibus Plan.

9. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	November 2,		November 3,		November 2,		November 3,
	2019		2018		2019		2018
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	(2,902)	26.9	(2,873)	26.8	(6,832)	26.9	(7,015)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.7)	72	(0.4)	38	(0.6)	148	0.1	(31)
Unrecognized deferred income tax assets	(26.1)	2,830	(8.8)	940	(26.2)	6,684	(3.6)	940
Other	—	—	(2.4)	260	—	—	(1.0)	255
Income tax provision (recovery) — effective tax rate	—	—	15.3	(1,635)	—	—	22.4	(5,851)

A breakdown of the income tax provision (recovery) on the interim consolidated statement of income (loss) is as follows:

	For the three months ended		For the nine months ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	$	$	$	$
Income tax provision (recovery)
Current	—	940	—	(1,930)
Deferred	—	(2,575)	—	(3,921)
	—	(1,635)	—	(5,851)

10. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	$	$	$	$
Wages, salaries and employee benefits	15,690	16,767	46,999	49,031
Depreciation of property and equipment	1,313	1,785	3,997	5,193
Amortization of intangible assets	517	377	1,372	905
Amortization right-of-use asset	2,938	—	9,153	—
Loss on disposal of property and equipment	—	—	22	14
Impairment of property, equipment and right-of-use assets	2,051	725	7,076	3,285
Utilization of onerous contract	—	(2,126)	—	(4,820)
Recovery of provision for onerous contracts	—	3,414	—	5,306
Stock-based compensation	256	91	526	(7)
Executive separation cost related to salary	—	123	—	840
Strategic review and proxy contest	—	27	—	3,538
Other selling, general and administration	7,905	7,936	21,109	21,580
	30,670	29,119	90,254	84,865

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	$	$	$	$
Net loss for basic EPS	(10,830)	(9,061)	(25,494)	(20,261)
Weighted average number of shares outstanding:
Basic and fully diluted	26,068,435	25,992,339	26,048,239	25,862,086
Net loss per share:
Basic and fully diluted	(0.42)	(0.35)	(0.98)	(0.78)

As a result of the net loss during the three and nine-month periods ended November 2, 2019 and November 3, 2018, the stock options and restricted stock units disclosed in Note 8 were anti-dilutive. Accordingly, diluted net loss per share for each period was the same as basic net loss per share.

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and nine-month periods ended November 2, 2019, the Company purchased merchandise for resale amounting to $33 and $48, respectively [November 3, 2018 - $125 and $222, respectively], and provided infrastructure and administrative services of $163 and $222, respectively [November 3, 2018 - nil and nil, respectively] from and to a company controlled by one of its executive employees, respectively.

During the three and nine-month periods ended November 2, 2019, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for nil and $200 [November 3, 2018 – nil and nil] and spent $96 and $164 [November 3, 2018 – nil] for consulting services from a related party of the principal shareholder.

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

For the period ended November 2, 2019, the Company received $36 [November 3, 2018 – nil] as interest on the secured loan.

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

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	$	$	$	$
Tea	30,038	31,348	92,770	92,167
Tea accessories	6,199	8,478	20,482	25,979
Food and beverages	3,256	3,830	9,673	11,463
	39,493	43,656	122,925	129,609

Property and equipment and intangible assets by country are as follows:

	November 2,	February 2,
	2019 (1)	2019
	$	$
Canada	62,840	27,996
US	8,996	1,470
Total	71,836	29,466

(1) Includes Right-of-use assets of $37,136 in Canada and $7,689 in US.

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended November 2, 2019			For the nine months ended November 2, 2019 (Restated - Note 3)
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,909	8,584	39,493	95,439	27,486	122,925
Cost of sales	14,060	4,079	18,139	42,099	11,331	53,430
Gross profit	16,849	4,505	21,354	53,340	16,155	69,495
Selling, general and administration expenses (allocated)	16,057	4,433	20,490	45,628	13,712	59,340
Impairment of property, equipment and right-of-use assets	949	1,102	2,051	3,429	3,647	7,076
Results from operating activities before corporate expenses	(157)	(1,030)	(1,187)	4,283	(1,204)	3,079
Selling, general and administration expenses (non-allocated)			8,129			23,838
Results from operating activities			(9,316)			(20,759)
Finance costs			1,699			5,305
Finance income			(185)			(570)
Loss before income taxes			(10,830)			(25,494)

	For the three months ended November 3, 2018			For the nine months ended November 3, 2018
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	34,709	8,947	43,656	103,091	26,518	129,609
Cost of sales	19,520	5,755	25,275	55,060	16,133	71,193
Gross profit	15,189	3,192	18,381	48,031	10,385	58,416
Selling, general and administration expenses (allocated)	13,872	4,513	18,385	40,794	12,907	53,701
Impairment of property, equipment and right-of-use assets	725	—	725	3,096	189	3,285
Impact of onerous contracts	133	1,155	1,288	1,129	(643)	486
Results from operating activities before corporate expenses	459	(2,476)	(2,017)	3,012	(2,068)	944
Selling, general and administration expenses (non-allocated)			8,721			27,393
Results from operating activities			(10,738)			(26,449)
Finance costs			80			237
Finance income			(122)			(574)
Loss before income taxes			(10,696)			(26,112)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $68.

The Company’s foreign exchange exposure is as follows:

	November 2,	February 2,
	2019	2019
	US$	US$
Cash	1,431	267
Accounts receivable	1,396	1,142
Accounts payable	4,388	3,869

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars. The Company had no foreign exchange contracts outstanding as at November 2, 2019.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets with variable interest rates. The Company is exposed to cash flow risk under the Revolving Facility which bears interest at variable interest rates (Note 7). As at November 2, 2019, the Company did not have any borrowings on the Revolving Facility.

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

As at November 2, 2019, the Company had $28,044 in cash.

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

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost, based on the guidance provided in IFRS 9. The fair values of derivative financial instruments have been determined by reference to forward exchange rates at the end of the reporting period and classified in Level 2 of the fair value hierarchy. There are no outstanding derivative financial instruments at November 2, 2019.

There were no transfers between Level 1, Level 2 and Level 3 of the fair value hierarchy during the three and nine-month periods ended November 2, 2019 and November 3, 2018.

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

Overview

We are a retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories and food and beverages, primarily through 233 company-operated DAVIDsTEA stores as of November 2, 2019, and through our online store at www.davidstea.com. Additionally, we currently operate five seasonal kiosks, located in high-traffic and high profile malls in Canada. These kiosks offer a streamlined assortment of pre-packaged teas, hard goods, accessories, and gifting items. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment and online. We strive to make tea a multi-sensory experience in our stores by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 28 of this Quarterly Report on Form 10-Q.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure on page 29 of this Quarterly Report on Form 10-Q.

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

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs (recovery) related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, loss on disposal of property and equipment, impairment of property, equipment and right-of-use assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 29 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

The Company has adopted IFRS 16 as at February 3, 2019. As fully described in Note 3 of our unaudited condensed consolidated interim financial statements for the third quarter of 2019, IFRS 16 provides a single model for leases abolishing the current distinction between finance and operating leases, with most leases being recognized on the consolidated balance sheet. The adoption of IFRS 16 had a significant impact as the Company recognized new assets and liabilities for its operating leases of retail stores. In addition, the nature and timing of expenses related to those leases will change as IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Comparative figures for the first nine-month of 2019 have not been restated and continue to be reported under IAS 17, Leases and Related interpretations.

As a result, operating lease payments which were previously included in cost of sales on the consolidated statement of loss are replaced with depreciation expenses (included in selling, general and administrative expenses) from the right-of-use assets and interest expense (included under finance costs) from the lease liability. For analysis purposes only, this MD&A also shows where applicable, amounts for the first nine-month of 2019 as if the Company continued to report under IAS 17, Leases and Related interpretations, and did not adopt IFRS 16, other than for differences related to testing long-lived assets for impairment and accounting for onerous store leases pursuant to the guidance of IAS 37, Provisions, which could have had an impact on the EBITDA and net loss of the Company under accounting standards applicable prior to February 3, 2019.

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018

Consolidated statement of loss data:
Sales	$39,493	$39,493	$43,656	$122,925	$122,925	$129,609
Cost of sales	18,139	23,859	25,275	53,430	70,772	71,193
Gross profit	21,354	15,634	18,381	69,495	52,153	58,416
Selling, general and administration expenses	30,670	27,733	29,119	90,254	81,101	84,865
Results from operating activities	(9,316)	(12,099)	(10,738)	(20,759)	(28,948)	(26,449)
Finance costs	1,699	—	80	5,305	—	237
Finance income	(185)	(185)	(122)	(570)	(570)	(574)
Loss before income taxes	(10,830)	(11,914)	(10,696)	(25,494)	(28,378)	(26,112)
Provision for income tax recovery	—	—	(1,635)	—	—	(5,851)
Net loss	$(10,830)	$(11,914)	$(9,061)	$(25,494)	$(28,378)	$(20,261)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	45.9%	60.4%	57.9%	43.5%	57.6%	54.9%
Gross profit	54.1%	39.6%	42.1%	56.5%	42.4%	45.1%
Selling, general and administration expenses	77.7%	70.2%	66.7%	73.4%	66.0%	65.5%
Results from operating activities	(23.6%)	(30.6%)	(24.6%)	(16.9%)	(23.5%)	(20.4%)
Finance costs	4.3%	0.0%	0.2%	4.3%	0.0%	0.1%
Finance income	(0.5%)	(0.5%)	(0.3%)	(0.5%)	(0.5%)	(0.4%)
Loss before income taxes	(27.4%)	(30.2%)	(24.5%)	(20.7%)	(23.1%)	(20.1%)
Provision for income tax recovery	0.0%	0.0%	(3.7%)	0.0%	0.0%	(4.5%)
Net loss	(27.4%)	(30.2%)	(20.8%)	(20.7%)	(23.1%)	(15.6%)
Other financial and operations data:
Adjusted EBITDA (1)	$(2,241)	$(7,962)	$(6,248)	$1,387	$(15,955)	$(12,212)
Adjusted EBITDA as a percentage of sales	(5.7%)	(20.2%)	(14.3%)	1.13%	(13.0%)	(9.4%)
Number of stores at end of period	233	233	238	233	233	238
Comparable sales decline for period (2)	(14.1%)	(14.1%)	(4.7%)	(10.0%)	(10.0%)	(8.8%)

_______________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Financial Measures” below.
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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA before and after adjustments for the impact of IFRS 16, to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018

Selling, general and administration expenses	$30,670	$27,733	$29,119	$90,254	$81,101	$84,865
Executive separation costs related to salary (a)	—	—	(123)	—	—	(840)
Impairment of property, equipment and right-of-use assets (b)	(2,051)	(2,051)	(725)	(7,076)	(7,076)	(3,285)
Impact of onerous contracts (c)	—	—	(1,288)	—	—	(486)
Strategic review and proxy contest costs (d)	—	—	(27)	—	—	(3,538)
Adjusted selling, general and administration expenses	$28,619	$25,682	$26,956	$83,178	$74,025	$76,716

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of-use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Adjusted results from operating activities

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018

Results from operating activities	$(9,316)	$(12,099)	$(10,738)	$(20,759)	$(28,948)	$(26,449)
Executive separation costs related to salary (a)	—	—	123	—	—	840
Impairment of property, equipment and right-of-use assets (b)	2,051	2,051	725	7,076	7,076	3,285
Impact of onerous contracts (c)	—	—	1,288	—	—	486
Strategic review and proxy contest costs (d)	—	—	27	—	—	3,538
Adjusted results from operating activities	$(7,265)	$(10,048)	$(8,575)	$(13,683)	$(21,872)	$(18,300)

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of-use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16 (1)	2018	2019	of IFRS 16 (1)	2018

Net loss	$(10,830)	$(11,914)	$(9,061)	$(25,494)	$(28,378)	$(20,261)
Finance costs	1,699	—	80	5,305	—	237
Finance income	(185)	(185)	(122)	(570)	(570)	(574)
Depreciation and amortization	4,768	1,830	2,162	14,522	5,369	6,098
Recovery of income tax	—	—	(1,635)	—	—	(5,851)
EBITDA	$(4,548)	$(10,269)	$(8,576)	$(6,237)	$(23,579)	$(20,351)
Additional adjustments :
Stock-based compensation expense (a)	256	256	91	526	526	(7)
Executive separation costs related to salary (b)	—	—	123	—	—	840
Impairment of property, equipment and right-of-use assets (c)	2,051	2,051	725	7,076	7,076	3,285
Impact of onerous contracts (d)	—	—	1,288	—	—	486
Deferred rent (e)	—	—	74	—	—	(17)
Loss on disposal of property and equipment	—	—	—	22	22	14
Strategic review and proxy contest costs (f)	—	—	27	—	—	3,538
Adjusted EBITDA	$(2,241)	$(7,962)	$(6,248)	$1,387	$(15,955)	$(12,212)

_____________

(1)

Adjusted EBITDA for November 2, 2019 excluding impact of IFRS 16 assumes the Company continued to report under IAS 17, Leases and did not adopt IFRS 16. Under IFRS 16, the nature and timing of expenses related to operating leases have changed as the straight-line operating leases expenses have been replaced with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, for the three months and nine months ended November 2, 2019, IFRS 16 had a favourable impact of approximately $5.7 million and $17.3 million respectively, on adjusted EBITDA as operating lease expenses have been replaced with depreciation and interest expense, which are not included in the calculation of adjusted EBITDA.

(a)	Represents non-cash stock-based compensation expense.
(b)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(c)	Represent costs related to impairment of property, equipment and right-of-use assets for stores.
(d)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(e)	Represents the extent to which our annual rent expense has been above or below our cash rent payments.
(f)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.

Reconciliation of reported results to Adjusted net loss

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018

Net loss	$(10,830)	$(11,914)	$(9,061)	$(25,494)	$(28,378)	$(20,261)
Executive separation costs related to salary (a)	—	—	123	—	—	840
Impairment of property, equipment and right-of-use assets (b)	2,051	2,051	725	7,076	7,076	3,285
Impact of onerous contracts (c)	—	—	1,288	—	—	486
Strategic review and proxy contest costs (d)	—	—	27	—	—	3,538
Recovery of income tax (e)	—	—	(1,635)	—	—	(5,851)
Adjusted net loss	$(8,779)	$(9,863)	$(8,533)	$(18,418)	$(21,302)	$(17,964)

_____________

(a)	Executive separation costs represent mainly salary owed to certain former executives as part of their separation of employment from the Company.
(b)	Represent costs related to impairment of property, equipment and right-of-use assets for stores.
(c)

Represents provision, non-cash reversals, and utilization related to certain stores where the unavoidable costs of meeting the obligations under the lease agreements are expected to exceed the economic benefits expected to be received from the contract.

(d)	Represents costs related to the corporate strategic review process as well as costs related to the proxy contest.
(e)	Represents the setup of deferred income tax assets resulting from the probability of using operating tax loss carry forwards

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018

Weighted average number of shares outstanding, fully diluted	26,068,435	26,068,435	25,992,339	26,048,239	26,048,239	25,862,086

Adjusted weighted average number of shares outstanding, fully diluted	26,068,435	26,068,435	25,992,339	26,048,239	26,048,239	25,862,086

Net loss	$(10,830)	$(11,914)	$(9,061)	$(25,494)	$(28,378)	$(20,261)

Adjusted net loss	$(8,779)	$(9,863)	$(8,533)	$(18,418)	$(21,302)	$(17,964)

Net loss per share, fully diluted	$(0.42)	$(0.46)	$(0.35)	$(0.98)	$(0.98)	$(0.78)

Adjusted net loss per share, fully diluted	$(0.34)	$(0.38)	$(0.33)	$(0.71)	$(0.71)	$(0.69)

Three Months Ended November 2, 2019 Compared to Three Months Ended November 3, 2018

Sales. Sales for the three months ended November 2, 2019 decreased 9.5%, or $4.2 million, to $39.5 million from $43.7 million in the prior year quarter. Sales from our e-commerce and wholesale channels increased $1.1 million, or by 14.1%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $5.3 million and a decline of $5.0 million, or 14.1%, in comparable store sales.

Gross Profit. Gross profit increased by 16.2%, or $3.0 million, to $21.4 million for the three months ended November 2, 2019, from the prior year quarter. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $5.7 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $2.7 million to $15.6 million, representing a gross profit of 39.6% for the three months ended November 2, 2019, a decrease of 2.5% from the prior year quarter resulting from a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses (“SG&A”). SG&A increased to $30.7 million for the three months ended November 2, 2019 from the prior year quarter. Under IFRS 16, SG&A includes $2.9 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $27.7 million, a decrease of $1.4 million, or 4.8%, from the prior year quarter and as a percentage of sales would have amounted to 70.2% representing an increase of 3.5% over the prior year quarter. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets for the three months ended November 2, 2019 and the impact of onerous contracts, impairment of property, equipment and right-of-use assets, executive separation cost related to salary and costs related to the strategic review and proxy contest for the three months ended November 3, 2018, Adjusted SG&A decreased by $1.3 million for the three months ended November 2, 2019. As a percentage of sales and excluding the impact of IFRS 16, Adjusted SG&A increased to 65.0% from 61.7% due to higher selling expenses.

Operating Activities. Loss from operating activities was $9.3 million as compared to a loss of $10.7 million in the prior year quarter. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $12.1 million, a decrease of $1.4 million from the prior year quarter. This decrease is mainly explained by the absence of executive separation cost related to salary, the impact of onerous contracts, and costs related to the strategic review and proxy contest of incurred in the same period of 2018 offset by the increase in the impairment of property, equipment and right-of-use assets in 2019. Adjusted results from operating activities, which excludes any impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact from onerous contracts, and costs related to the strategic review and proxy contest, was $10.0 million compared to $8.6 million in the prior year quarter.

Finance Costs. Finance costs amounted to $1.7 million in the three months ended November 2, 2019, an increase of $1.6 million from the prior year quarter. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been nil in the current year quarter.

Finance Income. Finance income of $0.2 million is derived primarily from interest on cash on hand and has increased slightly from prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $4.5 million in the quarter ended November 2, 2019 compared to a negative $8.6 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $10.3 million, representing a decrease of $1.7 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to a negative $2.2 million compared to a negative $6.2 million in the prior year quarter. Excluding the impact of IFRS 16, impairment of property, equipment and right-of-use assets and stock-based compensation for the three months ended November 2, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the three months ended November 3, 2018, Adjusted EBITDA decreased by $1.7 million to 8.0 million.

Net Loss. Net loss was $10.8 million in the quarter ended November 2, 2019 compared to a net loss of $9.1 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $11.9 million, representing an increase of $2.9 million in net loss over the prior year quarter. Adjusted net loss, which excludes the impact from executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact of onerous contracts and costs related to strategic review and proxy contest, and the setup of deferred income tax assets resulting from the probability of using operating tax loss carry forwards, was $9.9 million compared to $8.5 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.42 compared to $0.35 in the third quarter of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.34 per share compared to $0.33 per share for the same period in the prior year.

Nine Months Ended November 2, 2019 Compared to Nine Months Ended November 3, 2018

Sales. Sales for the nine months ended November 2, 2019 decreased 5.2%, or $6.7 million, to $122.9 million from $129.6 million in the same period in the prior year. Sales from our e-commerce and wholesale channels increased $4.5 million, or by 22.7%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $11.2 million and a decline of $10.8 million, or 10.0%, in comparable store sales.

Gross Profit. Gross profit increased by 19.0%, or $11.1 million, to $69.5 million for the nine months ended November 2, 2019, from the same period in the prior year. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $17.3 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $6.3 million to $52.2 million, representing a gross profit of 42.4% for the nine months ended November 2, 2019, a decrease of 2.7% compare to the nine months ended November 3, 2018 driven by a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses. SG&A increased by 6.4%, or $5.4 million, to $90.3 million in the nine months ended November 2, 2019 from the same period in the prior year. Under IFRS 16, SG&A includes $9.2 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $81.1 million, a decrease of $3.8 million, or 4.4%, from the prior year quarter and as a percentage of sales would have amounted to 66.0% representing an increase of 0.5% over the prior year quarter. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets for the nine months ended November 2, 2019 and the impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, onerous contracts and costs related to the strategic review and proxy contest for the nine months ended November 3, 2018, Adjusted SG&A decreased by $2.7 million for the nine months ended November 2, 2019. As a percentage of sales, Adjusted SG&A increase to 60.2% from 59.2% due to higher selling expenses.

Operating Activities. Loss from operating activities was $20.8 million as compared to a loss of $26.4 million in the same period in 2018. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $28.9 million, an increase of $2.5 million from the same period in 2018. This is mainly due to the absence of costs related to executive separation costs related to salary, the impact of onerous contracts and the costs related to the strategic review and proxy contest incurred in the period in 2018 offset by increase in impairment of property, equipment and right-of-use assets in 2019. Adjusted results from operating activities, which excludes any impact from executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, and costs related to the strategic review and proxy contest, was negative $21.9 million compared to negative $18.3 million in the same period in the prior year.

Finance Costs. Finance costs amounted to $5.3 million in the nine months ended November 2, 2019, an increase of $5.1 million from the same period in 2018. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been nil in the current nine-month period.

Finance Income. Finance income of $0.6 million is derived primarily from interest on cash on hand stayed stable from the same period in the prior year.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $6.2 million in the nine-month period ended November 2, 2019 compared to negative $20.4 million in the same period in the prior year. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $24.6 million, representing a decrease of $3.2 million over the same period in the prior year. Adjusted EBITDA for the nine-month period amounted to $1.4 million compared to a negative $12.2 million in the same period in the prior year. Excluding the impact of IFRS 16, impairment of property, equipment and right-of-use assets and stock-based compensation for the nine months ended November 2, 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, deferred rent and costs related to the strategic review and proxy contest for the nine months ended November 3, 2018, Adjusted EBITDA decreased by $3.7 million, to $16.0 million.

Net Loss. Net loss was $25.5 million in the nine-month period ended November 2, 2019 compared to a net loss of $20.3 million in the same period in the prior year. Excluding the impact of IFRS 16, Net loss would have amounted to $28.4 million, representing an increase of $8.1 million in net loss over the same period in the prior year. Adjusted net loss, which excludes the impact of IFRS 16 and the impact from executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts and costs related to strategic review and proxy contest, and the setup of deferred income tax assets resulting from the probability of using operating tax loss carry forwards, was $21.3 million compared to $18.0 million in the prior year period.

Fully diluted loss per common share. Fully diluted loss per common share in the nine-month period ended November 2, 2019 was $0.98 compared to $0.78 in the same period of Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.71 per share compared to $0.69 per share.

Liquidity and Capital Resources

As at November 2, 2019, we had $28.0 million of cash primarily held by major Canadian financial institutions. Total current assets less the sum of Trade and other payables and Deferred revenue was $47,439 and $65,842, for the periods ended November 2, 2019 and February 2, 2019, respectively.

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

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the three months ended			For the nine months ended
		November 2, 2019			November 2, 2019
	November 2,	Excluding impact	November 3,	November 2,	Excluding impact	November 3,
	2019	of IFRS 16	2018	2019	of IFRS 16	2018
Cash flows provided by (used in) :
Operating activities	$4,786	$(934)	$(18,037)	$8,229	$(9,113)	$(37,581)
Financing activities	(5,711)	9	8	(17,333)	9	82
Investing activities	(756)	(756)	(2,880)	(4,926)	(4,926)	(7,271)
Decrease in cash	$(1,681)	$(1,681)	$(20,909)	$(14,030)	$(14,030)	$(44,770)

Three Months Ended November 2, 2019 Compared to Three Months Ended November 3, 2018

Cash Flows Used in Operating Activities. Net cash provided by operating activities amounted to $4.8 million for the three months ended November 2, 2019 from net cash used of $18.0 million for the three months ended November 3, 2018. Excluding the impact of IFRS 16, net cash used in operating activities amounted to $0.9 million, an improvement of $17.1 million from the prior year quarter. Net change in other non-cash working capital balances related to operations improved by $19.8 million primarily from a reduction in cash used for inventories, the decrease in prepaid and deposits, the collection of accounts receivables, collection of income tax receivables and the increase in accounts payable and accrued liabilities.

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $5.7 million for the three months ended November 2, 2019, compared to nil for the three months ended November 3, 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to nil.

Cash Flows Used in Investing Activities. Cash flows used in investing activities was $0.8 million for the three months ended November 2, 2019, compared to $2.9 million for the three months ended November 3, 2018. The decrease in net cash used in investing activities relates to the decrease in capital expenditures

Nine Months Ended November 2, 2019 Compared to Nine Months Ended November 3, 2018

Cash Flows Used in Operating Activities. Net cash provided by operating activities amounted to $8.2 million for the nine months ended November 2, 2019 from net cash used of $37.6 million for the nine months ended November 3, 2018. Excluding the impact of IFRS 16, net cash used in operating activities amounted to $9.1 million, an improvement of $28.5 million from the same period in the prior year. Net change in other non-cash working capital balances related to operations improved by $34.6 million primarily from a reduction in cash used for inventories, the decrease in prepaid and deposits, the collection of accounts receivables, collection of income tax receivables and the increase in accounts payable and accrued liabilities.

Cash Flows Used in Financing Activities. Net cash flows used in financing activities was $17.3 million for the nine months ended November 2, 2019, compared to net cash provided of $0.1 million for the nine months ended November 3, 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to nil.

Cash Flows Used in Investing Activities. Cash flows used in investing activities was $4.9 million for the nine months ended November 2, 2019, compared to $7.3 million for the nine months ended November 3, 2018. The decrease in net cash used in investing activities relates to the decrease in capital expenditures partially offset by the loan advance made in the second quarter.

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

As at November 2, 2019, the Company did not have any borrowings under the Amended Revolving Facility.

As at November 2, 2019, the Company is in breach of its fixed charge coverage ratio and certain nonfinancial covenants. BMO has temporarily agreed to forbear from exercising remedies under the Credit Agreement, however the Company cannot borrow under the facility.

The current lending agreement will be terminated on the earlier of (a) January 24, 2020, (b) the Company securing new financing. The Company is in good faith discussions with BMO to install an asset based lending facility that will provide a revolving facility at commercially reasonable terms.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 2, 2019, our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

In light of the restatement, our Chief Executive Officer and Chief Financial Officer have reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of May 4, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date in the monitoring of impairment triggers upon completing a store impairment analysis under IAS 36 subsequent to the adoption of IFRS 16.. Furthermore, the CEO and CFO have made the same assessment and arrived at the same conclusion for the financial statements as of November 2, 2019.

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

DAVIDsTEA INC.

Date: December 20, 2019	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

Date: December 20, 2019	/s/ Frank Zitella
Frank Zitella
Chief Financial Officer and Chief Operating Officer

