Form 10-K
period 2020-02-02
DAVIDsTEA Inc.
filed 2020-06-16
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 3, 2019, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$21,070,086.

As of June 1, 2020, 26,099,477 common shares of the registrant were outstanding.

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

On March 4, 2020, the SEC issued an order (Release No. 34-88318) under Section 36 of the Exchange Act, granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the COVID-19 outbreak (the “Order”).

The Company is filing this Annual Report on Form 10-K for the fiscal year ended February 1, 2020 (the “Annual Report”) in reliance on the Order due to circumstances related to the COVID-19 pandemic. In particular, the Company could not file this Annual Report within the time period specified under the Exchange Act due to significant disruption of its business by the COVID-19 pandemic and related mitigation efforts, such as instituting remote work arrangements, which has negatively impacted the Company’s ability to prepare its Annual Report.

Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on April 27, 2020 indicating our intention to rely upon the Order with respect to the filing of this Annual Report, which would have otherwise been required to have been filed by May 1, 2020. This Annual Report is being filed within the 45-day extension period provided by the SEC Order.

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

2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “projects,” “approximately,” “intends,” “plans,” “estimates” or “anticipates,” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, competitive strengths and differentiators, strategy, including our ability to continue as a going concern, long-term Adjusted EBITDA margin potential, dividend policy, impact of the COVID-19 pandemic on macroeconomic environment, ability to renegotiate our leases, compliance with Nasdaq’s listing requirements, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, impact of improvements to internal control and financial reporting.

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

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•

Our ability to decrease losses, primarily by optimizing our North American retail footprint through termination or renegotiation of a significant number of our retail store leases and the uncertainty on how we will achieve the optimization, raises substantial doubt about our ability to continue as a going concern. As a result, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws;

•

The duration and impact of global COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•	Our efforts to renegotiate terms of our retail store leases;

•	Our ability to regain and maintain compliance with Nasdaq’s listing requirements;

•	Our ability to manage significant changes to our Board of Directors and leadership team;

•	Our efforts to expand beyond retail stores, including our ability to attract and retain employees that are instrumental to growing our online and wholesale channel businesses;

•	Our ability to maintain and enhance our brand image;

•	Significant competition within our industry;

•	The effect of a decrease in customer traffic to the shopping malls, centers and street locations where our stores are located;

•	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;

•	Changes in consumer preferences and economic conditions affecting disposable income;

•	Our ability to source, develop and market new varieties of teas, tea accessories, food and beverages;

•	Our reliance upon the continued retention of key personnel;

•	The impact from real or perceived quality or safety issues with our teas, tea accessories, food and beverages;

•	Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities;

•	The impact of weather conditions, natural disasters and manmade disasters on the supply and price of tea;

•	Actual or attempted breaches of data security;

•	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;

•	Fluctuations in exchange rates; and

•	The seasonality of our business.

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

ITEM 1. BUSINESS

DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its subsidiary. All references to “Fiscal 2017” are to the Company’s fiscal year ended February 3, 2018. All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019. All references to “Fiscal 2019” are to the Company’s fiscal year ended February 1, 2020.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2016, January 28, 2017, February 2, 2019 and February 1, 2020 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

Our Company

DAVIDsTEA is a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related gifts, accessories, food and beverages primarily through 231 company-operated DAVIDsTEA stores as of February 1, 2020, our online store at www.davidstea.com, and in over 2,500 grocery stores and drugstores across Canada. We offer primarily proprietary tea blends that are exclusive to DAVIDsTEA, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

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

Our online store presents customers with educational information to guide their exploration of tea, serving a similar function as the “Tea Guides” in our retail stores. Additionally, on our website customers can purchase our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories, as well as certain products that are exclusive to our online store.

We have a dedicated and highly experienced product development team that is constantly creating new tea blends using high-quality ingredients from around the world and identifying new tea products designed to match customers’ tastes as they evolve. We capitalize on our product development capabilities by rotating new tea blends each year into our offering. The product development team also infuses innovation into our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, food and beverages, providing our customers with distinctly creative, inventive and convenient ways to enjoy tea.

We intend to focus our attention on continuing to improve and develop new and innovative teas products and tea-related gift offerings. We also plan to build on the investments we have already made in our online store. Aiming to simulate virtually for our online customers the experience of our retail stores, we plan to provide customers additional expertise published by our Tea Guides, a community-focused platform that builds on our existing customers and fans, and other features designed to facilitate our customers in their discovery of tea. Relatedly, we also plan to continue to implement new digital marketing strategies not only to retain the business of existing customers, but to also increase brand awareness and attractiveness to potential new customers. Finally, we intend to expand our wholesale channel, strategically placing our tea products in specialty grocery stores, pharmacies, hotels and restaurants, which will allow us to continue to enhance brand awareness of DAVIDsTEA throughout Canada and the United States.

Recent Developments

In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the Federal, provincial and State governments in order to mitigate the spread of the outbreak required the Company to close all of its retail locations across North America effective March 17, 2020 until further notice.

As the Company adapts its business strategy to the current environment, it has taken decisive actions, subsequent to year-end, to align expenses with its continuing online and wholesale sales channel revenues. This includes temporarily furloughing all of its store related employees and non-essential head office staff and moving substantially all remaining employees to a four-day work week. In addition, management and members of the Board have agreed to reduced compensation during this crisis. These measures, among others, are intended to better align the Company’s cost structure with its current sales and help preserve its financial position.

Although we continue to offer our products directly to consumers through our online store and in supermarkets and drugstores across Canada, there is no assurance that customers will purchase our products at previous volumes through these alternative channels. Furthermore, the duration and impact of the outbreak is unknown and may influence consumer shopping behavior and consumer demand including online shopping.

As retailers in North America begin to re-emerge from the government mandated lockdown, we are cautiously balancing the safety of our employees and customers with the desire to re-open select stores in our network. Accordingly, we have not remitted rental payments for the months of April, May and June at this time. We expect to test the re-opening of a few stores; however, until we have a clearer vision of how the pandemic unfolds, the impact of any government and landlord programs on our business, and the manner in which we address the operational constraints placed before us as part of government deconfinement measures, we expect to take a more cautious approach to store re-openings, and at this time, the Company is unable to predict when, and how many of its retail locations it will reopen.

For the year ended February 1, 2020, the Company incurred a net loss of $31.2 million. The Company’s current liabilities total $44.1 million as at February 1, 2020. As at February 1, 2020, the Company held cash and accounts and other receivables of $52.4 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

Based on its current projections, the Company has sufficient cash and accounts and other receivables to discharge its current liabilities in the next 12 months; however, it has experienced significant net losses in Fiscal Years 2017 to 2019 of $28.5 million, $33.5 million and $31.2 million, respectively.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, strengthening its business by focusing on how to grow its product portfolio including sales and customer service execution, and effectively optimizing its North American retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization.

Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 outbreak and changes in consumer behavior. If the Company is unable to execute these or other related strategies, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

As of June 15, 2020, we have received notices of default for unpaid rents from 37 landlords representing 53 of our retail stores. We also received rent deferral notices from 13 landlords representing 60 of our retail stores.  With regard to both the defaulted leases and rent deferral notices, we have either determined to terminate the lease or are in the process of discussing resolution of the current situation regarding rent payments with the landlords. We can provide no assurances that an agreement or resolution regarding the defaulted leases will be reached or any forbearance of our lease obligations will be provided to us regarding our other lease agreements.

For further disclosures regarding the impact of the COVID-19 pandemic on our business, see “Part II, Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our Market and Competition

The markets for tea products in Canada and the United States are highly fragmented. We compete with a large number of relatively small independently owned tea retailers and a number of regional tea retailers, as well as retailers of grocery products, including loose-leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose-leaf teas, tea sachets and ready-to-drink teas, such as club stores, wholesalers and internet suppliers, as well as with houseware retailers and suppliers that offer tea wares and related accessories.

We believe we differentiate ourselves from our competitors because we are considered by our customers as tea experts and by the excellence of our blended and straight teas, through our distinct retail experience, our broad product offering that ranges from loose leaf tea to in-store craft beverages, the potential broad demographic appeal of our brand, innovative tea products driven by customer insights, the effectiveness of our online store, www.davidstea.com, and digital and community focused events, and our passionate customer-focused culture supported by our experienced management team and dedicated board members.

Our Product Offerings

We offer a significant variety of premium loose-leaf teas and pre-packaged teas, tea sachets and tea-related gifts and accessories. We also offer on-the-go craft tea beverages in our retail stores.

Teas

Our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts can be enjoyed by consumers at home, on-the-go or at work. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Our tea collection features over 30% certified organic tea, and to our knowledge makes us the largest organic loose-leaf provider on the market. We carry only responsibly sourced and fairtrade certified blends. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including from China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka, South Africa and Thailand. In addition to loose-leaf teas, we sell pre-packaged teas and tea sachets to make the tea experience more convenient. Our tea-related gifts include special edition seasonal and holiday gift packages as well as novelty themed gifts that continue to innovate with new themes, seasonal collections and visually-appealing gift boxes designed for entertaining. Our tea gifts are all either fully recyclable or compostable.

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

Food and Craft Beverages

Our retail stores offer tea beverages and food products for on-the-go consumption. Our craft beverages range from standard hot or iced tea to our “Tea Lattes”.

Distribution Channels

Retail Stores and Operations

Our Stores

As of February 1, 2020, our retail footprint consisted of 186 stores in Canada and 45 stores in the United States. Our retail stores are located primarily within malls, including lifestyle centers and outlets, and on street locations. Each store exterior prominently displays the DAVIDsTEA teal signage.

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

Store Portfolio

Our stores are located in locations that support our brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We regularly review our store portfolio and monitor existing locations for sufficient levels of customer traffic to maintain successful stores. We continue to experience a secular decline in retail foot traffic, exacerbated by COVID-19, as we pivot towards a growing North American online and wholesale business. We expect to significantly rebalance our portfolio of stores as we restructure our North American retail footprint.

Store Management, Culture and Training

We are guided by a philosophy that recognizes customer service and the importance of delivering optimal performance, allowing us to identify and reward teams that meet our high standards. We use store-level scorecards that report key performance indicators, and we provide our store managers with a number of analytical tools to assist them in attaining optimum store performance including access to the key performance indicator reports, coaching logs for one-on-one meetings, weekly one-on-one meetings between our store managers and district managers, and annual evaluations. While our focus is on the overall performance of the team and our stores, we provide incentives to individual team members, store managers and district managers to encourage success.

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

Digital Retail

Our online store, www.davidstea.com, features our full assortment of premium loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories. To drive increased sales through our website, we utilize online-specific marketing and promotions in addition to employing banner advertisements, search engine optimization and pay-per-click arrangements to help drive customer traffic to our website. The use of influencers and affiliates with like-mined brands are also helping to attract customers to our online store. We continually enhance our online store with new features and functionality to improve our customers’ experience and accessibility for mobile users.

Through our online store, we can reach customers who may not live near one of our retail locations. We believe our online and physical stores are complementary, as our online store provides our brick and mortar customers an additional channel through which to purchase our teas and tea-related products while also helping drive awareness of and customer traffic to our stores.

Over the past several years, our online store has represented a significant and increasing portion of our revenues due to changes in consumer shopping preferences and habits. Additionally, the disparity in the profitability of our online store versus certain of our physical stores is heightened in light of the closure of all of our physical stores due to the COVID-19 pandemic. This heightened disparity has caused us to accelerate our reevaluation of the emphasis placed on our online store versus our physical stores.

Wholesale

We sell our tea and related products to premium grocery and drugstore chains throughout Canada as well as Hotel, Restaurant and Institution (“HRI”) distribution channels. We believe that the broad distribution of select tea blends helps to service not only existing customers but also attract new customers to our exclusive sachet tea offerings, while ultimately also driving greater brand awareness and traffic to our online and retail stores where our full selection of products including loose-leaf tea blends and packaged gifts become available.

In Fiscal 2019, the grocery channel represented the majority of the wholesale sales.  New grocery and pharmacy accounts were added in the fall of Fiscal 2019 that helped fuel continued sales in that channel.  Office distributors became our second largest channel of our wholesale sales, and the HRI and other independents represented the smallest amount.

Marketing and Advertising

COVID-19 is expected to temporarily impact our in-store marketing efforts as we address the social distancing and other regulatory requirements and protocols. Notwithstanding this, we differentiate our business through a field-based marketing approach to build brand awareness and drive customers to our stores and website in both new and existing markets. Our events sponsorship group engages directly in the communities around our stores, driving store visits by participating in both hyper-local and large-scale events where they offer product samplings and beverage coupons. These events are customized for each of our markets and are identified and coordinated by our local store managers and Tea Guides with support from our dedicated corporate events team.

In addition, we continue to leverage our growing digital presence, including through Facebook, Instagram, Twitter, Google+, Pinterest, LinkedIn, YouTube, Snapchat and Yelp, to increase our website sales and build brand awareness. Our marketing and advertising efforts are led by a strong marketing and merchandising team.

Product Development and Design

Our tea and merchandising teams seek premium teas and tea-related products from around the world. These teams consist of Tea Blend Developers, Product Designers, Category Merchants and Quality Control Personnel, who leverage our extensive experience in selecting and developing our product assortment. We constantly explore distinctive ingredients, flavors and trends that are popular in a variety of cultures, which we introduce to our customers through their incorporation in new teas. Our research and development team works with our blenders and suppliers to create new and exciting flavors of tea, which we rotate into our product offerings to attract new customers and to continue to pique the interest of existing customers. Our blending process focuses on magnifying the senses and bringing smell and taste to the forefront. We introduce new flavors and blends each month as well as seasonal holidays blends. Through extensive research, we have identified key customer segments and preferences to help evaluate our product assortment and we have developed an effective product release cadence. We believe our focus on innovation and continual product development are key differentiating factors for our brand that drives our customers’ loyalty and supports our efforts to attract new customers.

Travel restrictions brought on by COVID-19 is not expected to impact our ability to develop new products and innovate, due primarily to strong relationships built over the years with our suppliers, including our significant library of untapped new blends and products that we can bring to market as required.

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and stimulating at home or on-the-go. Since our merchandising team designs and develops most of our products in-house, we are better positioned than our competitors who do not have such an in-house function to create the unique and proprietary designs that make consuming loose-leaf tea easier and more enjoyable for our customers. We believe the combination of our product selection and our product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers.

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

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories to our stores and our online customers from distribution centers in Sherbrooke, Québec and Champlain, New York. We use third-party logistics facilities in Sherbrooke, Québec and Champlain, New York. The Sherbrooke, Québec facility ships to all our Canadian customers. The Champlain, New York facility ships to all our U.S. customers. Our products are typically shipped to our customers via third-party national transportation providers multiple times per week. COVID-19 has heighted the importance of our health and safety protocols on our production, warehouse and distribution facilities. Social distancing and other health and safety requirements has put constraints on our production capacity which we have addressed with a myriad of additional cleanliness protocols, additional operating shifts and automating manual processes where possible.

Management Information Systems

Our management information systems provide a full range of business process supports to our online and retail stores, our store operations and service support center teams. Additionally, we operate our website on an independent platform. We utilize a combination of industry-standard and customized software systems to provide various functions related to point of sales, inventory management, warehouse management, and accounting and financial reporting.

Government Regulation

We are subject to labor and employment laws, import and trade restrictions laws, laws governing advertising, privacy and data security laws, safety regulations, and other laws, including consumer protection regulations that apply to retailers and/or the promotion and sale of merchandise and the operation of stores and warehouse facilities. In the United States, we are subject to the regulatory authority of, among other agencies, the Federal Trade Commission (“FTC”) and the U.S. Food and Drug Administration (“FDA”). We are also subject to the laws of Canada, including the regulatory authority of Canadian Food Inspection Agency, as well as provincial and local regulations. We monitor changes in these laws and believe that we are in material compliance with applicable laws.

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

Employees

As of the end of Fiscal 2019, we had 2,523 associates. As of February 1, 2020, we employed a total of 468 full‑time employees and 2,055 part‑time employees, with 380 in the United States and 2,143 in Canada. Of all those employees, 2,311 were employed in our store network and 212 were employed in corporate, distribution and direct channel support functions. None of our employees is represented by a labor union.

Seasonality

Our business experiences seasonal fluctuations, reflecting increased sales during the holiday season in November and December. Our sales and income are generally highest in the fourth quarter, which includes the holiday sales period, and tends to be lowest in the second and third fiscal quarters. Therefore, operating results for any fiscal quarter are not necessarily indicative of results for the full fiscal year. To prepare for the holiday season, we must increase our inventory levels above those maintained during the rest of the year. We expect inventory levels, along with an increase in accounts payable and accrued expenses, to reach their highest levels in the third and fourth quarters in anticipation of the increased net sales during the holiday season. As a result of this seasonality, and generally because of variations in consumer spending habits, we experience fluctuations in net sales, earnings/(losses) and working capital requirements during the year.

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

Our website is located at www.davidstea.com, and our investor relations website is located at http://ir.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC and the AMF. To request a printed copy of this Annual Report on Form 10-K or consolidated financial statements and related MD&A as of and for the year ended February 1, 2020, which we will provide without charge, please contact the Company’s Chief Financial Officer at 5430, Ferrier Street, Town of Mount-Royal, H4P 1M2, or send an email to investors@davidstea.com. Additional information relating to the Company, including directors’ and officers’ remuneration and indebtedness, principal holders of the Company’s securities and securities authorized for issuance under equity compensation plans is also contained in the Company’s information circular, which will be available on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.

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

Risks Related to Our Business and Our Industry

Substantial doubt about the Company’s ability to continue as a going concern.

              Our audited financial statements as of and for the year ended February 1, 2020 were prepared on the assumption that we would continue as a going concern, and did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months due to uncertainty regarding how we will implement strategies relating to restructuring our North American retail footprint in order to decrease ongoing losses caused by unprofitable stores, decreasing our costs generally and accelerating the growth of our online store. If we are unable to execute these or other related strategies, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by the governments in both Canada and the United States, to protect our employees, customers and communities. We have also temporarily furloughed all of our store related employees and have moved substantially all remaining non-essential employees to a four-day work week to reduce expenses. Although we continue to offer our products directly to consumers through our online store and our products are available in supermarkets and drugstores across Canada, there is no assurance that the customers will purchase our products at previous volumes through these alternative channels.

Additionally, we rely on our employees, contractors, third-party transportation providers, vendors and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. Although certain of the areas in the United States and Canada where our stores are located are beginning to reopen, at this time, we do not have an estimated time for reopening our stores, nor can we predict when any of our contractors, third-party transportation providers, vendors and other business partners will able to operate at previous levels. Nor can we predict the duration of the COVID-19 pandemic and whether existing restrictions may be extended or new restrictions will be put in place.

The COVID-19 pandemic could also negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weaknesses in our disclosure control and procedures identified in Fiscal 2019, as a portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

We are still assessing the impact the COVID-19 pandemic will have on our business and results of operations, but anticipate that its impact will be significant. The exact impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by Canadian and United States public authorities (including federal, state, provincial or local stay at home or similar orders), and restrictions on the activities of our European and other internationally based suppliers and shipment of goods.

Failure to make lease payments under our operating leases when due would likely harm our business, profitability and results of operations.

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

We depend on cash flow from operations to pay our lease expenses and our other cash needs. If our business does not generate sufficient cash flows from operating activities to fund these requirements, we may not be able to service our lease expenses, which would harm our business. As the stores have been closed due to the COVID-19 pandemic, we have not remitted rental payments for the months of April, May and June.

In light of the COVID-19 pandemic, we have taken and may need to take certain actions with respect to some or all of our existing leases to preserve our cash position during the COVID-19 pandemic, which may create legal and financial risk for us.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by the governments in both Canada and the United States.  In light of the closures of many of the malls, street and outlet stores in which we operate resulting from the COVID-19 pandemic, we have taken certain actions with respect to some or all of our existing leases during the COVID-19 pandemic, such as discontinuing payment, attempting to negotiate rent abatement, or terminating certain leases, which may subject us to legal, reputational and financial risks. We have suspended rent payments due for the three month period ended June 2020 for all of our stores that have been closed because of the COVID-19 pandemic.

We expect to negotiate with the counterparties under those leases to defer or abate the applicable rent during the store closure period, to modify the terms (including rent) of our leases going forward after the stores reopen, or in certain instances to terminate the leases and permanently close some of the stores. However, there can be no assurance that we will be able to negotiate rent deferrals or rent abatements, or terminate the leases, on commercially reasonable terms or at all. If we are unable to renegotiate the leases and continue to suspend rent payments, the landlords under a majority of the leases for our stores could allege that we are in default under the leases and attempt to terminate our lease and accelerate our future rents due thereunder. Although we believe that strong legal grounds exist to support our claim that we are not obligated to pay rent for the stores that have been closed because of the governmental and public health authority orders, mandates, guidelines and recommendations, there can be no assurance that such arguments will succeed and any dispute under these leases may result in litigation with the respective landlord, and any such dispute could be costly and have an uncertain outcome.

As of June 15, 2020, we have received notices of default for unpaid rents from 37 landlords representing 53 of our retail stores. We also received rent deferral notices from 13 landlords representing 60 of our retail stores. With regard to both the defaulted leases and rent deferral notices, we have either determined to terminate the lease or are in the process of discussing resolution of the current situation regarding rent payments with the landlords. We can provide no assurances that an agreement or resolution regarding the defaulted leases will be reached or any forbearance of our lease obligations will be provided to us regarding our other lease agreements.

Risks related to material weaknesses in internal control over financial reporting

During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). As a result of the error, a material weakness in the design of the monitoring of impairment triggers upon completing the store impairment analysis under IAS 36, subsequent to the adoption of IFRS 16 was identified. In light of this, management reassessed their evaluation of the effectiveness of the design and operation of its disclosure controls over financial reporting as of May 4, 2019 and concluded that the Company did not maintain effective disclosure control and procedures due to a material weakness in the Company’s internal control over financial reporting that existed at that date in the monitoring of impairment triggers upon completing a store impairment analysis under IAS 36 subsequent to the adoption of IFRS 16. Certain remedial efforts were undertaken during the third and fourth quarter financial statement close process that resulted in effective design of the monitoring of impairment triggers under IAS 36 subsequent to the adoption of IFRS 16; however, we are unable to conclude that this control was operationally effective due to lack of sufficient extent of samples for testing.

Furthermore, during the fourth quarter, we identified material weaknesses in our internal controls related to the Company’s process for evaluating and testing non-financial assets for impairment in connection with the review over the projected financial information used to support management’s impairment of non-financial assets, was not sufficiently precise to ensure that the estimates are reasonable and supportable considering the existence of both corroborative and contrary evidence and the related application to the accounting literature.

Accordingly, we were unable to determine that our internal controls over financial reporting were effective as of the fiscal year ended February 1, 2020. Failure to remediate these or future material weaknesses, or determinations that either our disclosure controls and procedures or our internal control over financial reporting are not effective may negatively affect investor confidence in our financial statements and adversely impact our stock price.

Recent changes to our Board of Directors and our executive leadership team, any future loss of directors or executives, and the resulting transitions might harm our future operating results.

We have experienced continuing changes to our Board of Directors and our leadership team over the last two years that have the potential to disrupt our operations due to the operational and administrative inefficiencies, added costs, decreased employee morale, uncertainty and decreased productivity among our employees, increased likelihood of turnover, and the loss of personnel with deep institutional knowledge, which could result in significant disruptions to our operations. In addition, we must successfully integrate new leadership team members within our organization in order to achieve our operating objectives, and changes in key leadership positions may temporarily affect our financial performance and results of operations as new leadership becomes familiar with our business. These changes could increase the volatility of our stock price. In addition, the loss of any of these individuals could significantly delay, prevent the achievement of, or make it more difficult for us to pursue and execute on our business objectives, and could have an adverse effect on our business, financial condition and operating results. If we are unable to mitigate these or other similar risks, our business, results of operations and financial condition may be adversely affected.

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

We believe that these transactions reflect the accurate economic allocation of profit and risk; however, the ultimate outcome of any examination with respect to amounts owed by us may differ from the amounts recorded in our financial statements and might also include penalties and interest. Preliminary findings from the CRA transfer pricing audit indicates a difference in the interpretation of the economics of the arrangement. Appealing an unfavorable outcome could require significant attention of senior management to the detriment of other aspects of our business. As well, the difference between what we have reserved and what the CRA auditors may find we owe may materially affect our financial position and financial results in the period or periods for which such determination is made.

Because our business is highly concentrated on a single, discretionary product category – tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, and food and craft beverages – we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing and selling loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and craft beverages. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumers’ tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions and non-economic conditions such as geopolitical issues, trade restrictions, unseasonable weather, pandemics, including the current COVID-19 pandemic and other factors that are outside of our control. These discretionary purchases may decline during recessionary periods or at other times when disposable income is lower. Further, with the store closings due to the COVID-19 pandemic, our financial performance may become more susceptible to economic and other conditions, as the consumer is limited to purchasing our products through the on-line store and a selection of products through grocery stores and pharmacies. We have already seen significant decreases in consumer spending as a result of COVID-19, particularly in our industry, and such trends may continue. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

We may not be able to obtain credit when desired on favorable terms, if at all, which may impact our ability to execute our current or future business strategies.

If we do not generate sufficient cash flows from operations or otherwise, we may need additional financing to execute our current or future business strategies. We cannot be assured that additional financing will be available to us on favorable terms, if at all, given our default under our prior credit agreement and the impact of the COVID-19 pandemic on the macroeconomic environment, the scope and extent of which is unknown at this time. To the contrary, we expect that future lending, if any, would be under more restrictive terms than our prior credit agreement, which terminated due to a breach of the financial covenants in November 2018. If adequate funds are not available or not available on acceptable terms, if and when needed, our ability to fund our operations, meet obligations in the normal course of business, take advantage of strategic opportunities, or otherwise respond to competitive pressures would be significantly limited.

Expanding our focus to online sales and wholesale alongside our retail stores will require us to continue to expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Growing our business in historically non-core channels places increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support our expansion. Our senior management team may be unable to effectively address challenges involved with expansion forecasts for the future. It may also require us to enhance our operational management systems, financial and management controls and information systems, and to hire, train and retain personnel. Implementing new systems, controls and procedures to our infrastructure and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

We have experienced a slowdown in the growth rate of our business during the past few years and negative comparable store sales, meaning our former high levels of growth may not be achieved in future periods.

We have experienced significant fluctuation in the growth rate of our business during the last several years. Although we have planned initiatives to support a return to the growth of our business, such as continued investment in our online presence, increased marketing and product development to support our wholesale business, or changes to our promotional strategy, we cannot be sure that these initiatives will reverse the decline in revenues and contribute to a return to growth.

 If our future comparable store sales continue to decline, our financial results will suffer.  A variety of factors affect comparable store sales including COVID-19, increasing consumer use of e-commerce online retail options, which may not be captured by consumers’ use of our website, consumer tastes, competition, current economic conditions, pricing, and decreases in consumer traffic in shopping malls or other locations where our stores are located, and which are anticipated due to COVID-19. These factors may cause our comparable store sales results to be materially lower than previous periods and our expectations, which could harm our results of operations and result in a decline in the price of our common shares.  If we cannot reverse the decline in comparable store sales, we will have to undertake a restructuring of our North American retail footprint in order to decrease ongoing losses caused by unprofitable stores, in addition to decreasing our costs generally and accelerating the growth of our online store. If we are unable to execute these or other related strategies, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

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

We currently offer approximately 150 varieties of teas and tea blends and a wide assortment of tea-related gifts, accessories and food and beverages. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted extensive customer market research in order to target our efforts, however, failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

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

Events that adversely affect our vendors could impair our ability to obtain inventory in the quantities and at the quality that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance and reputation, as well as natural disasters or other catastrophic occurrences, such as the COVID-19 pandemic.

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

A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, as a result of weather conditions, earthquakes, pandemic, epidemic crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

The supply and price of tea and ingredients used in our tea blends are subject to fluctuation, depending on demand and other factors outside of our control. The supply, quality and price of our teas and other ingredients can be affected by multiple factors in countries that produce tea or other ingredients, including political and economic conditions, civil and labor unrest, pandemic, epidemic and adverse weather conditions such as floods, drought and temperature extremes, earthquakes, tsunamis, and other natural disasters and related occurrences. This risk is particularly true with respect to regions or countries from which we source a significant percentage of our products. In extreme cases, entire tea harvests may be lost or may be negatively impacted in some geographic areas. These factors can increase costs and decrease sales, which may have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverage profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or environmental regulations become more stringent.

All of our teas and ingredients used in our blends are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, and accessories are currently manufactured outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, environmental regulations or other restrictions or regulations, or may adversely adjust prevailing quota, duty or tariff levels. Countries impose, modify and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost or reduce the supply of teas, and tea accessories available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition and results of operations.

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

Maintaining and enhancing our brand image may require us to continue to make substantial investments in areas such as merchandising, marketing, retail and online store operations, wholesale operations, and employee training, which could adversely affect our cash flow and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality and delivery to our online and wholesale customers, if we fail to comply with local laws and regulations, if we experience negative publicity or other negative events that affect our image and reputation, or as a result of communications by our shareholders. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or our shareholders. Failure to successfully market and maintain our brand image could harm our business, results of operations and financial condition.

Our failure to accurately forecast consumer demand for our products while increasing inventory levels could adversely affect our gross margins, cash flow and liquidity.

As our sales mix pivots towards tea related products and away from the sale of hard goods and accessories, we are increasing inventory levels of our tea products, which are perishable. In the event we are unable to adequately manage our inventory levels, we may be forced to either write off or sell expiring excess inventory at a discount, which could affect our financial performance. Further, if our strategy of focusing on tea rather than hard goods and accessories does not suit customer preferences, we could have a large volume of obsolete inventory that we may be required to write off or discount, which would negatively affect our gross margins and operating results. If our inventory and our forecasts exceed demand, our liquidity and cash flow may be adversely affected.

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

Third‑party failure to adequately receive, warehouse and ship our merchandise to our stores, wholesale and online customers could result in lost sales or reduced demand for our teas, tea accessories, and food and beverages.

We currently rely upon third‑party warehouse facilities for the majority of our product receipts from vendors and shipments to our stores and our wholesale and online customers. Our utilization of third‑party warehouse services for our merchandise is subject to risks, including employee strikes, information technology systems failure, and their implementation of appropriate measures to ensure the safety of their employees due to COVID-19. If we change warehousing companies, we could face logistical difficulties that could adversely affect our receipts and delivery of merchandise and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from our current third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

In addition, we currently rely upon third-party transportation providers for all of our product shipments from our distribution centers to our stores, wholesale and online customers. Our utilization of third-party delivery services for our shipments is subject to risk, including increases in fuel prices, which would increase our shipping costs, unexpected limitations on expected activities, employee strikes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. For example, the COVID-19 pandemic has adversely impacted third-party transportation providers and their ability to operate at expect levels. Our operations may be further materially adversely affected by the temporary closure of our suppliers or third party delivery services, restrictions on the shipment of our products, and travel restrictions that may be requested or mandated by public authorities.

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

Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws. Enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

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

In addition, as data privacy and marketing laws change, we may incur additional costs to ensure we remain in compliance. For example, our stores in California and online sales to Californians subject us to the California Consumer Privacy Act, the standards and restrictions of which are more stringent than the data privacy laws in other U.S. states. If applicable data privacy and marketing laws become more restrictive at the international, federal, state or provincial levels, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase.

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

Our business is seasonal and, historically, we have realized a higher portion of our sales, earnings and cash flow from operations in the fourth fiscal quarter, due to the impact of the holiday selling season. Any factors that harm our fourth fiscal quarter operating results, including disruptions in our supply chain, ability of our supply chain to handle higher volumes, adverse weather, unfavorable economic conditions or lesser than anticipated sales of our holiday-specific product assortment, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including the seasonality of our business. As a result, historical period-to-period comparisons of our sales and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the fourth fiscal quarter holiday season, as an indication of our annual results or our future performance.

We face risks from Brexit.

Although none of our suppliers or manufacturers are based the United Kingdom, a significant portion of our tea comes from suppliers in European Union countries, such as Germany. The lack of clarity about Brexit and the future laws and regulations of the United Kingdom creates uncertainty for us, as the outcome of these negotiations may affect our business and operations. Additionally, there also is a risk that countries where our suppliers and manufacturers are located may decide to leave the European Union. The uncertainty surrounding Brexit not only potentially affects our business in the European Union but may have a material adverse effect on global economic conditions and the stability of global financial markets, which in turn could have a material adverse effect on our business, financial condition, and results of operations.

Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of common shares.

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

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. From time to time, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, we have not entered into such contract during fiscal 2019 and have none outstanding at this time. Any forward contracts may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

Our earnings per share are reported in Canadian dollars, and accordingly may be translated into U.S. dollars by analysts or our investors. Given the foregoing, the value of an investment in our common shares to a U.S. shareholder will fluctuate as the U.S. dollar rises and falls against the Canadian dollar. Our decision to declare a dividend depends on results of operations reported in Canadian dollars, and we will declare dividends, if any, in Canadian dollars. As a result, U.S. and other shareholders seeking U.S. dollar total returns are subject to foreign exchange risk as the U.S. dollar rises and falls against the Canadian dollar.

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

Changes to estimates related to our property, fixtures and equipment, including right-of-use assets or operating results that are lower than our current estimates at certain store locations may cause us to incur impairment charges on certain long-lived assets, which may adversely affect our results of operations.

In accordance with accounting guidance as it relates to the impairment of long-lived assets, we make certain estimates and projections with regard to individual store operations, as well as our overall performance, in connection with our impairment analyses for long-lived assets. When impairment triggers are deemed to exist for any location, the recoverable amount is compared to its carrying value. If the carrying value exceeds the recoverable amount, an impairment charge equal to the difference between the carrying value and recoverable amount is recorded. The projections of future cash flows used in these analyses require the use of judgment and a number of estimates and projections of future operating results. If actual results differ from our estimates, additional charges for asset impairments may be required in the future. We have experienced significant impairment charges in past years and the current fiscal year. Considering the negative impact caused by the COVID-19 pandemic to our results of operations, we expect future non-cash impairment charges to likely be significant, and our operating results could be adversely affected.

We identified material weaknesses in our internal controls related to the Company’s process for evaluating and testing non-financial assets for impairment in connection with the review over the projected financial information and the discount used to support management’s impairment of non-financial assets. The analysis was not sufficiently precise to ensure that the estimates are reasonable and supportable considering the existence of both corroborative and contrary evidence and the related application to the accounting literature. Furthermore, remedial efforts were undertaken to address the material weakness in the monitoring of impairment triggers upon completing a store impairment analysis under IAS 36 subsequent to the adoption of IFRS 16, however, we are unable to conclude that this control was operationally effective due to lack of sufficient extent of samples for testing.

If we are unable to attract, train, assimilate and retain employees that embody our culture, we may not be able to grow or successfully operate our business.

Our success is partly due to our ability to attract, train, assimilate and retain a sufficient number of employees, who understand and appreciate our culture, represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store and other personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages we offer, the performance of our existing stores, online experience and other aspects of our business could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

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

Risks Relating to Ownership of Our Common Shares

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum bid price for our common stock of $1.00 per share, or risk possibly delisting, which would have a material adverse effect on our business. On April 21, 2020, the Company was notified by Nasdaq that the Company was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). The notification has no immediate effect on the listing of the Company’s common stock on Nasdaq and the Company has until December 28, 2020 to regain compliance. There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. The failure to regain compliance prior to December 28, 2020 may result in the Company’s common stock being delisted from Nasdaq and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

Our stock price may be volatile or may decline

Our common shares have traded as high as US$29.97 and as low as US$0.32 during the period from our IPO to June 1, 2020.

An active, liquid and orderly market for our common shares may not be sustained, which could depress the trading price of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common shares, regardless of our actual operating performance. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market and political conditions and Canadian dollar exchange rate relative to the U.S. dollar, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	inability to regain and maintain compliance with Nasdaq’s listing requirements;

•	conditions or trends affecting our industry or the economy globally, such as the COVID-19 pandemic; which in particular, has impacted our industry;

•

investors’ perceptions due to our independent accountants’ inclusion of a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended February 1, 2020;

•	inability to quickly remediate material weaknesses or the continued identification of material weaknesses;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;

•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;

•	variations in our operating performance and the performance of our competitors;

•	seasonal fluctuations;

•	our entry into new markets;

•	timing of the reopening of our stores and the levels of comparable sales;

•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics, such as comparable store sales, that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our shares;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	loss of visibility as to investor expectations as a result of a lack of published reports from industry analysts;

•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships or divestitures;

•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers or significant shareholders;

•	additions or departures of key personnel;

•	significant developments relating to our relationships with business partners, vendors and distributors;

•	regulatory developments negatively affecting our industry;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;

•	speculation about our business in the press or investment community;

•	investors’ perception of the retail industry in general and our Company in particular; and

•	other events beyond our control such as major catastrophic events, weather and war.

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

The process of designing, implementing, and testing the internal control over financial reporting required to comply with this obligation is time‑consuming, costly and complicated. If we identify additional material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes‑Oxley Act in a timely manner or if our management is unable to report that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an “emerging growth company,” investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares could be negatively affected. We could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

Our articles and bylaws contain provisions that may have the effect of delaying or preventing a change in control.

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

We are a federally incorporated Canadian corporation with our principal place of business in Canada. A majority of our directors and officers all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 1, 2020. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on August 1, 2020 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2020, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

As of February 1, 2020, we operated 231 company-operated stores, with 186 stores in Canada and 45 stores in the United States, consisting of approximately 215,000 gross square feet. All of our stores are leased from third parties and the leases typically have 10-year terms. Most leases for our retail stores provide for a minimum rent, typically including rent increases, plus a percentage rent based upon sales after certain minimum thresholds are achieved. The leases generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

Our stores are located in locations that support our brand image, targeting high customer traffic locations primarily within malls, including lifestyle centers and outlets, and on street locations. We regularly review our store portfolio and monitor existing locations for sufficient levels of customer traffic to maintain successful stores. We continue to experience a secular decline in retail foot traffic, exacerbated by COVID-19, as we pivot towards a growing North American online and wholesale business. We expect to rebalance our portfolio of stores as this transition occurs over time.

The Company continues to review its store network and may choose to accelerate the exit of underperforming stores. Subsequent to year end, the Company did not renew three store leases in Canada and exited one store early in the US. As at June 15, 2020, the Company is in negotiations for the exit of eight additional stores.

As of June 15, 2020, we have received notices of default for unpaid rents from 37 landlords representing 53 of our retail stores. We also received rent deferral notices from 13 landlords representing 60 of our retail stores. With regard to both the defaulted leases and rent deferral notices, we have either determined to terminate the lease or are in the process of discussing resolution of the current situation regarding rent payments with the landlords. We can provide no assurances that an agreement or resolution regarding the defaulted leases will be reached or any forbearance of our lease obligations will be provided to us regarding our other lease agreements.

The following table summarizes the locations of our stores as of February 1, 2020:

Number of
Locations in Canada	Stores
Alberta	26
British Columbia	28
Manitoba	6
Newfoundland	2
New Brunswick	3
Nova Scotia	5
Ontario	63
Prince Edward Island	1
Québec	49
Saskatchewan	3
Total stores in Canada	186

Number of
Locations in the United States of America	Stores
California	7
Connecticut	2
Florida	1
Illinois	8
Indiana	1
Massachusetts	8
Maryland	2
Minnesota	1
New Jersey	2
New York	6
Ohio	3
Pennsylvania	1
Vermont	1
Washington	1
Wisconsin	1
Total stores in the United States of America	45

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been listed on the NASDAQ Global Market under the symbol “DTEA” since June 2015. Prior to that date, there was no public trading of our common shares. As of June 1, 2020, there were approximately 13 holders of record of our common shares. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s common shares as of June 1, 2020, as reported under the NASDAQ Global Market Exchange, was $0.87.

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

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from June 4, 2015 through February 1, 2020. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of June 4, 2015. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended February 1, 2020 and February 2, 2019 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended February 3, 2018, January 28, 2017 and January 30, 2016 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with IFRS. These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016

(in thousands, except share information)
Consolidated statements of loss:
Sales	$196,462	$212,753	$224,015	$215,984	$180,690
Cost of sales	87,886	114,774	116,772	107,534	85,359
Gross profit	108,576	97,979	107,243	108,450	95,331
Selling, general and administration expenses	135,306	125,722	131,930	114,756	80,116
Results from operating activities	(26,730)	(27,743)	(24,687)	(6,306)	15,215
Finance costs	6,751	1,614	2,371	76	1,051
Finance income	(784)	(700)	(567)	(479)	(348)
Accretion of preferred shares	-	-	-	-	401
Loss from embedded derivative on Series A, A-1 and A-2 preferred shares	-	-	-	-	140,874
Loss before income taxes	(32,697)	(28,657)	(26,491)	(5,903)	(126,763)
Provision for income tax (recovery)	(1,500)	4,882	2,010	(2,235)	4,668
Net loss	$(31,197)	$(33,539)	$(28,501)	$(3,668)	$(131,431)

Weighted average number of shares outstanding - basic	26,056,332	25,967,836	25,716,186	24,699,290	19,776,946
Net income (loss) per share:
Basic and fully diluted	$(1.20)	$(1.29)	$(1.11)	$(0.15)	$(6.65)

Consolidated balance sheet data (at year end):
Cash	$46,338	$42,074	$63,484	$64,440	$72,514
Total assets	$139,659	$122,500	$147,936	$174,334	$158,972
Total liabilities	$116,310	$55,044	$46,568	$40,884	$24,935
Total equity	$23,349	$67,456	$101,368	$133,450	$134,037

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have taken into account all information available to us up to June 15, 2020, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on June 15, 2020.

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

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of February 1, 2020 and February 2, 2019 and for the years ended February 1, 2020, February 2, 2019, and February 3, 2018 which are contained in this Annual Report on Form 10-K.

Business Update

In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the Federal, provincial and State governments in order to mitigate the spread of the outbreak required the Company to close all of its retail locations across North America effective March 17, 2020 until further notice.

The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. As we continue to monitor the evolving COVID-19 pandemic and the impact on our business, we have taken decisive actions across our businesses such as temporarily furloughing all store related employees, moving all non-essential remaining employees to a four-day work week, reducing compensation for Board and management during the crisis. These measures, among others, are intended to better align the Company’s cost structure with its current sales and help preserve its financial position.

Although we continue to offer our products directly to consumers through our online store and in supermarkets and drugstores across Canada, there is no assurance that customers will purchase our products at previous volumes through these alternative channels. Furthermore, the duration and impact of the outbreak is unknown and may influence consumer shopping behavior and consumer demand including online shopping.

As retailers in North America begin to re-emerge from the government mandated lockdown, we are cautiously balancing the safety of our employees and customers with the desire to re-open select stores in our network. Accordingly, we have not remitted rental payments for the months of April, May and June at this time. We expect to test the re-opening of a few stores; however, until we have a clearer vision of how the pandemic unfolds, the impact of any government and landlord programs on our business, and the manner in which we address the operational constraints placed before us as part of government deconfinement measures, we expect to take a more cautious approach to store re-openings, and at this time, the Company is unable to predict when, and if, it will reopen its retail locations.

For the year ended February 1, 2020, the Company incurred a net loss of $31.2 million. The Company’s current liabilities total $44.1 million as at February 1, 2020. As at February 1, 2020, the Company held cash and accounts and other receivables of $52.4 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

Based on its current projections, the Company has sufficient cash and accounts and other receivables to discharge its current liabilities in the next 12 months; however, it has experienced significant net losses in Fiscal Years 2017 to 2019 of $28.5 million, $33.5 million and $31.2 million, respectively.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, strengthening its business by focusing on how to grow its product portfolio including sales and customer service execution, and effectively optimizing its North American retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization.

Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 outbreak and changes in consumer behavior. If the Company is unable to execute these or other related strategies, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

As of June 15, 2020, we have received notices of default for unpaid rents from 37 landlords representing 53 of our retail stores. We also received rent deferral notices from 13 landlords representing 60 of our retail stores. With regard to both the defaulted leases and rent deferral notices, we have either determined to terminate the lease or are in the process of discussing resolution of the current situation regarding rent payments with the landlords. We can provide no assurances that an agreement or resolution regarding the defaulted leases will be reached or any forbearance of our lease obligations will be provided to us regarding our other lease agreements.

Accounting Periods

All references to “Fiscal 2019” are to the Company’s fiscal year ended February 1, 2020. All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended February 1, 2020 and February 2, 2019 covers a 52-week fiscal period.

Overview

We are a branded retailer of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages primarily through 231 company-operated DAVIDsTEA stores as of February 1, 2020, and our website, davidstea.com. We are building a brand that seeks to expand the definition of tea with innovative products that consumers can explore in an open and inviting retail environment. We strive to make tea a multi-sensory experience by facilitating interaction with our products through education and sampling so that our customers appreciate the compelling attributes of tea as well as the ease of preparation.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section of this Form 10-K.

Fiscal 2020 Highlights

During Fiscal 2019, sales declined by $16.3 million and 8% over the prior year to $196.5 million. Net loss decreased by $2.3 million to $31.2 million for the year from a net loss of $33.5 million in Fiscal 2018. Excluding the impact of IFRS 16, net loss would have amounted to $35.4 million representing a increase of $1.9 million. Adjusted EBITDA in Fiscal 2019 was of $11.1 million and compares to a loss of $1.3 million in Fiscal 2018.  Excluding the impact of IFRS 16, Adjusted EBITDA would have amounted to a negative $11.9 million, representing a decrease of $10.3 million.

How We Assess Our Performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales. Sales consist primarily of sales from our retail stores, e-commerce site and our wholesale distribution channels. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarter because of lower customer traffic in our locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products.

Sales also include gift card breakage income.

Comparable Sales. Comparable sales refer to year-over-year comparison information for comparable stores. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation. As a result, data regarding comparable sales may not be comparable to similarly titled data from other retailers.

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

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments, store recoveries and provision for onerous contracts. Store operating expenses consist of all store expenses. General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property, plant and equipment, amortization of intangible, amortization of right-of-use assets and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure Part II - Item 7, in this Annual Report on Form 10-K.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses.

We present adjusted results from operating activities as a supplemental measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure in Part II – Item 7, in this Annual Report on Form 10-K.

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to our credit facility, long-term debt, finance lease obligations, and interest on lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Provision for Income Tax. Provision for income tax consists of federal, provincial, state and local current and deferred income taxes.

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, deferred rent, non-cash compensation expense, costs and recoveries related to onerous contracts or contracts where we expect the costs of the obligations to exceed the economic benefit, gain (loss) on derivative financial instruments, loss on disposal of property and equipment, impairment of property, equipment and right-of-use assets and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. For a reconciliation of net loss to Adjusted EBITDA, refer to Part II – Item 7, in this Annual Report on Form 10-K.

Selected Operating and Financial Highlights

Results of Operations

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2020	of IFRS 16	2019	2020	of IFRS 16	2019

Consolidated statement of loss data:
Sales	$73,538	$73,538	$83,144	$196,462	$196,462	$212,753
Cost of sales	34,457	40,321	43,581	87,886	111,092	114,774
Gross profit	39,081	33,217	39,563	108,576	85,370	97,979
Selling, general and administration expenses	45,050	42,153	40,857	135,306	123,255	125,722
Results from operating activities	(5,969)	(8,936)	(1,294)	(26,730)	(37,885)	(27,743)
Finance costs	1,446	(212)	1,377	6,751	(211)	1,614
Finance income	(214)	(213)	(126)	(784)	(784)	(700)
Loss before income taxes	(7,201)	(8,511)	(2,545)	(32,697)	(36,890)	(28,657)
Provision for income tax recovery	(1,500)	(1,500)	10,733	(1,500)	(1,500)	4,882
Net loss	$(5,701)	$(7,011)	$(13,278)	$(31,197)	$(35,390)	$(33,539)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	46.9%	54.8%	52.4%	44.7%	56.5%	53.9%
Gross profit	53.1%	45.2%	47.6%	55.3%	43.5%	46.1%
Selling, general and administration expenses	61.3%	57.3%	49.1%	68.9%	62.7%	59.1%
Results from operating activities	(8.1%)	(12.2%)	(1.6%)	(13.6%)	(19.3%)	(13.0%)
Finance costs	2.0%	(0.3%)	1.7%	3.4%	(0.1%)	0.8%
Finance income	(0.3%)	(0.3%)	(0.2%)	(0.4%)	(0.4%)	(0.3%)
Loss before income taxes	(9.8%)	(11.6%)	(3.1%)	(16.6%)	(18.8%)	(13.5%)
Provision for income tax recovery	(2.0%)	(2.0%)	12.9%	(0.8%)	(0.8%)	2.3%
Net loss	(7.8%)	(9.5%)	(16.0%)	(15.9%)	(18.0%)	(15.8%)
Other financial and operations data:
Adjusted EBITDA (1)	$9,721	$3,857	$10,940	$11,109	$(12,097)	$(1,272)
Adjusted EBITDA as a percentage of sales	13.2%	5.2%	13.2%	5.65%	(6.2%)	(0.6%)
Number of stores at end of period	231	231	237	231	231	237
Comparable sales decline for period (2)	(17.3%)	(17.3%)	(1.6%)	(12.7%)	(12.7%)	(6.1%)

_____________

(1)	For a reconciliation of Adjusted EBITDA to net income see “—Non-IFRS Metrics” below.

(2)

Comparable sales refer to year-over-year comparison information for comparable stores and e-commerce. Our stores are added to the comparable sales calculation in the beginning of their thirteenth month of operation.

Non-IFRS Metrics

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income, before and after adjustments for the impact of IFRS 16, are not a presentation made in accordance with IFRS, and the use of the term Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income (Loss), before and after adjustments for the impact of IFRS 16, may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income, before and after adjustments for the impact of IFRS 16, provide investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income, before and after adjustments for the impact of IFRS 16, are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income (loss), net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA and Adjusted Net Income, before and after adjustments for the impact of IFRS 16, are frequently used by securities analysts, lenders and others in their evaluation of companies, it has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

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

Because of these limitations, Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted EBITDA, and Adjusted Net Income, before and after adjustments for the impact of IFRS 16, should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables present a reconciliation of Adjusted Selling, General and Administration expenses, Adjusted results from Operating Activities, Adjusted EBITDA, before and after adjustments for the impact of IFRS 16, to our net loss, Adjusted Net Income (Loss) and Adjusted Fully Diluted Income (Loss) per common share determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2020	of IFRS 16	2019	2020	of IFRS 16	2019

Selling, general and administration expenses	$45,050	$42,153	$40,857	$135,306	$123,255	$125,722
Executive separation costs related to salary (a)	—	—	(440)	—	—	(1,280)
Impairment of property, equipment and right-of-use assets (b)	(10,704)	(10,704)	(6,675)	(17,780)	(17,780)	(9,960)
Impact of onerous contracts (c)	—	—	(66)	—	—	(552)
Strategic review and proxy contest costs (d)	—	—	(55)	—	—	(3,593)
ERP project termination (e)	—	—	(2,496)	—	—	(2,496)
Adjusted selling, general and administration expenses	$34,346	$31,449	$31,125	$117,526	$105,475	$107,841
___________
(a)	Executive and employee separation costs represent salary owed to certain former executives and employees payable as part of their separation of employment from the Company

(b)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.

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

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

Reconciliation of Adjusted results from operating activities

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2020	of IFRS 16	2019	2020	of IFRS 16	2019

Results from operating activities	$(5,969)	$(8,936)	$(1,294)	$(26,730)	$(37,885)	$(27,743)
Executive separation costs related to salary (a)	—	—	440	—	—	1,280
Impairment of property, equipment and right-of-use assets (b)	10,704	10,704	6,675	17,780	17,780	9,960
Impact of onerous contracts (c)	—	—	66	—	—	552
Strategic review and proxy contest costs (d)	—	—	55	—	—	3,593
ERP project termination (e)			2,496			2,496
Adjusted results from operating activities	$4,735	$1,768	$8,438	$(8,950)	$(20,105)	$(9,862)
_____________
(a)	Executive and employee separation costs represent salary owed to certain former executives and employees payable as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.

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

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

Reconciliation of Adjusted EBITDA to our net loss

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2019	of IFRS 16	2019	2020	of IFRS 16	2019

Net loss	$(5,701)	$(7,011)	$(13,278)	$(31,197)	$(35,390)	$(33,539)
Finance costs	1,445	(212)	1,377	6,751	(211)	1,614
Finance income	(213)	(213)	(126)	(784)	(784)	(700)
Depreciation and amortization	4,872	1,975	2,105	19,396	7,345	8,203
Recovery of income tax	(1,750)	(1,750)	10,733	(1,750)	(1,750)	4,882
EBITDA	$(1,347)	$(7,211)	$811	$(7,584)	$(30,790)	$(19,540)
Additional adjustments :
Stock-based compensation expense (a)	286	286	218	813	813	211
Executive separation costs related to salary (b)	—	—	440	—	—	1,280
Impairment of property, equipment and right-of-use assets (c)	10,704	10,704	6,675	17,780	17,780	9,960
Impact of onerous contracts (d)	—	—	66	—	—	552
Deferred rent (e)	—	—	42	—	—	25
Loss on disposal of property and equipment	78	78	137	100	100	151
Strategic review and proxy contest costs (f)	—	—	55	—	—	3,593
ERP project termination (g)	—	—	2,496	—	—	2,496
Adjusted EBITDA	$9,721	$3,857	$10,940	$11,109	$(12,097)	$(1,272)
____________
(a)	Represents non-cash stock-based compensation expense.

(b)	Executive and employee separation costs related to salary represent salary owed to certain former executives and employees as part of their separation of employment from the Company.

(c)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.

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

Reconciliation of reported results to Adjusted Net Income (Loss)

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2020	of IFRS 16	2019	2020	of IFRS 16	2019

Net loss	$(5,701)	$(7,011)	$(13,278)	$(31,197)	$(35,390)	$(33,539)
Executive separation costs (a)	—	—	440	—	—	1,280
Impairment of property, equipment and right-of-use assets (b)	10,704	10,704	6,675	17,780	17,780	9,960
Impact of onerous contracts (c)	—	—	140	—	—	803
Strategic review and proxy contest costs (d)	—	—	55	—	—	3,593
ERP project termination (e)	—	—	2,496	—	—	2,496
Income tax expense adjustment (f)	—	—	(2,687)	—	—	(4,866)
Write-down of deferred income tax assets (g)	—	—	9,500	—	—	9,500
Provision for uncertain tax positions (h)	(1,750)	(1,750)	3,060	(1,750)	(1,750)	4,000
Adjusted net income (loss)	$3,253	$1,943	$6,401	$(15,167)	$(19,360)	$(6,773)
____________
(a)	Executive separation costs related to salary represent salary owed to former executives as part of their separation of employment from the Company.

(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.

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

(e)	Represents cost incurred during the year to organize and establish project requirements and enterprise design that will not be reusable when the company decides to embark on future ERP initiatives.

(f)	Removes the income tax impact of items referenced in notes (a), (b), (c) and (d).

(g)	Represents a write-down of the U.S. entity's deferred income tax assets.

(h)	Represents revised provision for uncertain tax position as a result of a settlement reached with the taxation authorities.

Reconciliation of fully diluted loss per common share to adjusted fully diluted income (loss) per common share

	For the three months ended			For the year ended
		February 1, 2020			February 1, 2020
	February 1,	Excluding impact	February 2,	February 1,	Excluding impact	February 2,
	2020	of IFRS 16	2019	2020	of IFRS 16	2019

Weighted average number of shares outstanding, basic and fully diluted	26,080,529	26,080,529	26,010,544	26,056,332	26,056,332	25,967,836

Adjusted weighted average number of shares outstanding, fully diluted	26,769,190	26,769,190	26,033,353	26,056,332	26,056,332	25,967,836

Net loss	$(5,701)	$(7,011)	$(13,278)	$(31,197)	$(35,390)	$(33,539)

Adjusted net income (loss)	$3,253	$1,943	$6,401	$(15,167)	$(19,360)	$(6,773)

Net loss per share, fully diluted	$(0.21)	$(0.26)	$(0.51)	$(1.20)	$(1.36)	$(1.29)

Adjusted net income (loss) per share, fully diluted	$0.12	$0.07	$0.25	$(0.58)	$(0.74)	$(0.26)

Operating Results for the Fourth Quarter of Fiscal 2019 Compared to the Operating Results for the Fourth Quarter of Fiscal 2018

Sales. Sales decreased 11.6% to $73.5 million from $83.1 million in the fourth quarter of Fiscal 2018. Sales through e-commerce and wholesale channels increased $2.8 million and 18.5% driven primarily by greater online adoption in both Canada and the U.S., as well as by increased demand in our grocery chain distribution channel. Offsetting this was a decline in retail sales of $12.4 million, and a decline of $11.5 million and 17.3% in comparable same-store sales.

Gross Profit. Gross profit decreased by 1.2%, or $0.5 million, to $39.1 million for the three months ended February 1, 2020, from the prior year quarter. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $5.9 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $6.3 million to $33.2 million, representing a gross profit of 45.2% for the three months ended February 1, 2020, a decrease of 2.4% from the prior year quarter resulting from a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses (“SG&A”). SG&A expenses increased by $4.0 million, or 10.2%, to $45.1 million for the three months ended February 1, 2020 from the prior year quarter. Under IFRS 16, SG&A includes $2.9 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $42.2 million, a decrease of $1.3 million, or 3.2%, from the prior year quarter and as a percentage of sales would have amounted to 57.3% representing an increase of 8.2% over the prior year quarter. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets for the three months ended February 1, 2020 and the impact of onerous contracts, impairment of property, equipment, executive separation cost related to salary, costs related to the strategic review and proxy contest and ERP project termination costs for the three months ended February 2, 2019, Adjusted SG&A increased by $0.3 million for the three months ended February 1, 2020. As a percentage of sales and excluding the impact of IFRS 16, Adjusted SG&A increased to 42.8% from 37.4% due to the decline in retail sales.

Results from Operating Activities. Loss from operating activities was $6.0 million as compared to a loss of $1.3 million in the prior year quarter. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $8.9 million, an increase of $7.6 million from the prior year quarter. This increase is mainly explained by the increase in the impairment of property, equipment and right-of-use assets in 2019. Adjusted operating income, which excludes any impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact from onerous contracts, costs related to the strategic review and proxy contest, and ERP project termination, was $1.8 million compared to $8.4 million in the prior year quarter.

Finance Costs. Finance costs remained stable at $1.4 million in the three months ended February 1, 2020 as compared to the prior year quarter. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. Excluding the impact of IFRS 16, and primarily due to the revision of an estimate for interest on an uncertain tax position, interest earnings of $0.3 million compares favorably to an expense of $1.4 million in the prior year quarter.

Finance Income. Finance income of $0.2 million is derived primarily from interest on cash on hand and has increased slightly from prior year quarter.

Provision (Recovery) for Income Tax. Recovery for income tax amounted to $1.5 million compared to a provision of $10.7 million in the prior year quarter. The recovery is due to the adjustment of the provision for uncertain tax provision taken in the prior year quarter. The provision taken in the prior year quarter was due primarily to a write-down of the deferred income tax assets and a provision for uncertain tax position.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $1.3 million in the quarter ended February 1, 2020 compared to a $0.8 million in the prior year quarter. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $7.2 million, representing a decrease of $8.0 million over the prior year quarter. Adjusted EBITDA for the quarter amounted to $9.7 million compared to $10.9 million in the prior year quarter. Excluding the impact of IFRS 16, impairment of property, equipment and right-of-use assets, stock-based compensation and loss on disposal of property and equipment for the three months ended February 1, 2020 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property, equipment, onerous contracts, deferred rent, loss on disposal of property and equipment, costs related to the strategic review and proxy contest, and ERP project termination costs for the three months ended February 2, 2019, Adjusted EBITDA decreased by $7.0 million to $3.9 million.

Net Loss. Net loss was $5.7 million in the quarter ended February 1, 2020 compared to a net loss of $13.3 million in the prior year quarter. Excluding the impact of IFRS 16, Net loss would have amounted to $7.0 million, representing a decrease in net loss of $6.3 million over the prior year quarter. Adjusted net income, which excludes the impact from executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact of onerous contracts, ERP project termination costs and costs related to strategic review and proxy contest, write-down of deferred income tax assets and the setup of deferred income tax assets resulting from the probability of using operating tax loss carry forwards, was $1.9 million compared to $6.4 million in the prior year quarter.

Fully Diluted Net Loss per Share. Fully diluted net loss per common share was $0.21 compared to a net loss of $0.51 in the fourth quarter of Fiscal 2018. Adjusted fully diluted net income per common share, which is adjusted net income on a fully-diluted weighted average shares outstanding basis, was $0.12 per share compared to $0.25 per share in the same quarter of prior year.

Cash on Hand. At the end of the fourth quarter of Fiscal 2019, the Company had cash amounting to $46.3 million. Our cash position enables us to execute our strategy and invest further in funding working capital, transformative technology improvements and related infrastructure.

Fiscal Year Ended February 1, 2020 Compared to Fiscal Year Ended February 2, 2019

Sales. Sales for Fiscal 2019 decreased by 7.7%, or $16.3 million, to $196.5 million from $212.8 million in Fiscal 2018. Sales from our e-commerce and wholesale channels increased by $7.3 million and 20.9%, driven primarily by greater online adoption as well as by increased demand in our grocery distribution channel. Offsetting this was a decline in retail sales of $23.6 million and a decline of $22.1 million, or 12.7%, in comparable same-store sales.

Gross Profit. Gross profit increased by 10.8% and $10.6 million, to $108.6 million in Fiscal 2019 in comparison to Fiscal 2018. IFRS 16 replaces the straight-line operating lease expense with a depreciation charge for right-of-use assets and interest expense on lease liabilities. Accordingly, straight-line operating lease expense is no longer included in cost of sales in arriving at gross profit. Prior to the adoption of IFRS 16, straight-line operating lease expense amounting to $23.2 million would have been included in arriving at gross profit. Excluding the impact of IFRS 16, gross profit decreased by $12.6 million to $85.4 million, representing a gross profit of 43.5% for Fiscal 2019, a decrease of 2.6% compared to Fiscal 2018 driven by a shift in product sales mix and the deleveraging of fixed costs due to negative comparable store sales.

Selling, General and Administration Expenses. SG&A increased by 7.6% and $9.6 million, to $135.3 million in Fiscal 2019, compared to Fiscal 2018. Under IFRS 16, SG&A includes $12.1 million of depreciation in connection with our right-of-use assets. Excluding the impact of IFRS 16, SG&A would have amounted to $123.3 million, a decrease of $2.5 million and 2.0%, from Fiscal 2018 and as a percentage of sales would have amounted to 62.7% representing an increase of 3.6% over Fiscal 2018. Excluding the impact of IFRS 16 and impairment of property, equipment and right-of-use assets for Fiscal 2019 and the impact of executive separation cost related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, costs related to the strategic review and proxy contest and the ERP project termination for Fiscal 2018, Adjusted SG&A decreased by $2.3 million for Fiscal 2019. As a percentage of sales, Adjusted SG&A increased to 53.7% from 50.7% due to the decline in retail sales.

Results from Operating Activities. Loss from operating activities was $26.7 million as compared to a loss of $27.7 million in the same period in 2018. Excluding the impact of IFRS 16, loss from operating activities would have amounted to $37.9 million, an increase of $10.1 million from the same period in 2018. This is mainly due to the impairment of property, equipment and right-of-use assets in 2019. Adjusted operating loss, which excludes any impact from executive separation costs related to salary, impairment of property, equipment and right-of-use assets, onerous contracts, costs related to the strategic review and proxy contest, and ERP project terminations was $20.1 million compared to a loss of $9.9 million in the same period in the prior year, explained substantially by the decline in revenue compared to the prior year .

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $7.6 million in Fiscal 2019 compared to negative $19.5 million in Fiscal 2018. Excluding the impact of IFRS 16, EBITDA would have amounted to a negative $30.8 million, representing an increase of $11.3 million over Fiscal 2018. Adjusted EBITDA for Fiscal 2019 amounted to $11.1 million compared to a negative $1.3 million in Fiscal 2018. Excluding the impact of IFRS 16, impairment of property, equipment and right-of-use assets, stock-based compensation and loss on disposal of property and equipment for Fiscal 2019 and the impact of stock-based compensation, executive separation costs related to salary, impairment of property and equipment, onerous contracts, loss on disposal of property and equipment, deferred rent, costs related to the strategic review and proxy contest, and ERP project termination for Fiscal 2018, Adjusted EBITDA decreased by $10.8 million, to negative $12.1 million, and explained substantially by the decline in revenue compared to the prior year.

Net Loss. Net loss was $31.2 million in Fiscal 2019 compared to a net loss of $33.5 million in Fiscal 2018. Excluding the impact of IFRS 16, Net loss would have amounted to $35.4 million, representing an increase of $1.9 million in net loss over Fiscal 2018. Adjusted net loss, which excludes the impact from executive separation cost related to salary, impairment of property, equipment and right-of-use assets, impact of onerous contracts, ERP project termination costs and costs related to strategic review and proxy contest, write-down of deferred income tax assets and the setup of deferred income tax assets resulting from the probability of using operating tax loss carry forwards, was $19.4 million compared to $6.8 million in the prior year period, and explained substantially by the decline in revenue compared to the prior year.

Finance Costs. Finance costs amounted to $6.7 million in Fiscal 2019, an increase of $5.1 million from Fiscal 2018. Finance costs under IFRS 16 includes interest expense from lease liabilities measured at the present value of lease payments to be made over the lease term. The Company recognized a lease liability of $102.2 million on initial application of IFRS 16. Excluding the impact of IFRS 16, interest expense would have been positive $0.3 million due to the adjustment on the interest and penalty on provision for uncertain tax position as compared to $1.6 million in Fiscal 2018.

Finance Income. Finance income of $0.7 million in Fiscal 2019 is derived primarily from interest on cash on hand and has increased slightly from Fiscal 2018.

Provision (Recovery) for Income Tax. Recovery for income tax amounted to $1.5 million compared to a provision of $4.9 million in Fiscal 2018. The recovery is due to the adjustment of the provision for uncertain tax provision taken in the prior year. Our effective tax rates were 4.9% and (17.0%) in Fiscal 2019 and 2018, respectively. The effective tax rate increased primarily from the write-down of prior year deferred income tax assets and an adjustment to the provision for uncertain tax position in the current year.

Net Loss per Share. Fully diluted net loss per common share was $1.20 in Fiscal 2019 compared to $1.29 in Fiscal 2018. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully-diluted weighted average shares outstanding basis, was $0.58 per share in Fiscal 2019 compared to $0.26 per share in Fiscal 2018.

Liquidity and Capital Resources

As at February 1, 2020, we had $46.3 million of cash primarily held by major Canadian financial institutions. Total current assets less the sum of trade and other payables and deferred revenue was $52.9 million and $65.8 million, for Fiscal 2019 and Fiscal 2018, respectively.

Our primary source of liquidity is cash on hand. Our primary cash needs are to finance non-cash working capital, transformative investments in infrastructure and information technology and exiting leases on favorable terms.

Capital expenditures typically vary depending on the timing of infrastructure-related and technology investments. During Fiscal 2019, capital expenditures totaled $3.6 million. We devoted approximately 72% of our capital expenditures to make continued investments in our technology infrastructure. The remainder of the capital expenditures was used to renovate and enhance existing stores.

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

Although we generally anticipate that, based on our current forecasts, we have sufficient cash and cash equivalents meet our current and anticipated near-term needs, we are in the process of reevaluating our business and implementing new strategies. If we are unable to implement our strategies related to optimizing our North American retail footprint in order to decrease losses caused by unprofitable stores, decreasing our costs generally and accelerating the growth of our online store, our Board of Directors may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	February 1, 2020	February 1, 2020 Excluding impact of IFRS 16	February 2, 2019
Cash flows provided by (used in) :
Operating activities	$33,108	$9,902	$(13,228)
Financing activities	(23,192)	14	82
Investing activities	(5,652)	(5,652)	(8,264)
Decrease in cash	$4,264	$4,264	$(21,410)

Cash Flows Provided by Operating Activities

	For the year ended
	February 1,	February 2,
	2020 $	2019 $

OPERATING ACTIVITIES
Net loss	(31,197)	(33,539)
Items not affecting cash:
Depreciation of property and equipment	5,411	6,904
Amortization of intangible assets	1,934	1,298
Amortization of right-of-use assets	12,051	—
Loss on disposal of property and equipment	100	1,875
Impairment of property, equipment and right-of-use assets	17,780	9,960
Interest on lease liabilities	6,962	—
Deferred rent	—	25
Recovery for onerous contracts	—	6,282
Stock-based compensation expense	813	211
Amortization of financing fees	—	64
Accretion on provisions	—	251
Deferred income taxes	—	5,069
Sub-total	13,854	(1,600)
Net change in other non-cash working capital balances related to operations	19,254	(11,628)
Cash flows related to operating activities	33,108	(13,228)

Cash Flows Provided in Operating Activities. Net cash provided by operating activities amounted to $33.1 million for Fiscal 2019 from net cash used of $13.2 million for Fiscal 2018. Excluding the impact of IFRS 16, net cash provided by operating activities amounted to $9.9 million, an improvement of $23.1 million from Fiscal 2018. Net change in other non-cash working capital balances related to operations improved by $30.3 million primarily from a reduction in cash used for inventories, the decrease in prepaid and deposits and in collection of income tax receivables, and the increase in deferred revenue partially offset by an increase in accounts receivables.

Cash Flows Used in Investing Activities

	For the year ended
	February 1,	February 2,
	2020 $	2019 $

INVESTING ACTIVITIES
Additions to property and equipment	(1,032)	(3,898)
Additions to intangible assets	(2,594)	(4,366)
Loan advance to a Company controlled by an executive employee	(2,026)	—
Cash flows related to investing activities	(5,652)	(8,264)

Cash Flows Used in Investing Activities. Cash flows used in investing activities was $5.7 million for Fiscal 2019, compared to $8.3 million for Fiscal 2018. The decrease in net cash used in investing activities relates to the decrease in capital expenditures partially offset by the loan advance made in the second quarter.

Cash Flows Provided by Financing Activities

	For the year ended
	February 1,	February 2,
	2020 $	2019 $

FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	14	82
Payment of lease liabilities	(23,206)	—
Cash flows related to financing activities	(23,192)	82

Cash Flow Provided in Financing Activities. Net cash flows used in financing activities was $23.2 million for Fiscal 2019, compared to net cash provided of $0.1 million for 2018. Excluding the impact of IFRS 16, net cash used in financing activities amounted to nil.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations. As at Feb 1, 2020, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs are payable in the amount of $11,450. The payments on these commitments are due in less than a year.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements included in this Annual Report.

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

Recoverability and impairment of non‑financial assets

Non-financial assets, including property and equipment, and right-of-use assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. A review for impairment is conducted by comparing the carrying amount of the CGU’s assets with their respective recoverable amounts based on value in use. Value in use is determined based on management’s best estimate of expected future cash flows, which includes estimates of growth rates, from use over the remaining lease term and discounted using a pre‑tax weighted average cost of capital (Note 8).

Estimating the incremental borrowing rate of leases

The Company cannot readily determine the interest rate implicit in the lease, therefore, it uses its incremental borrowing rate (IBR) to measure lease liabilities. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment. The IBR therefore reflects what the Company ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the IBR using observable inputs (such as market interest rates) when available and is required to make certain entity-specific estimates (such as the subsidiary’s stand-alone credit rating).

Critical judgments in applying accounting policies

We believe the following are critical judgments that management has made in the process of applying accounting policies that have the most significant effect on the amounts recognized in our consolidated financial statements:

i.	Going concern uncertainty

In assessing whether the going concern assumption is appropriate and whether there are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern, management must estimate future cash flows for a period of at least twelve months following the end of the reporting period by considering relevant available information about the future. In addition, management must make assumptions about what actions it will take to right-size the business. Given the inherent uncertainties, the extent of the impact of the COVID-19 pandemic on the Company’s results of operations and cash flows is difficult to estimate, and required actions difficult to predict. Management has concluded that there are material uncertainties related to events or conditions that raise substantial doubt upon the Company's ability to continue as a going concern for at least the next twelve months.

ii.	Impairment of non‑financial assets

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

iv.	Determination of the lease term of leases with renewal options

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

Recently Issued Accounting Standards

On May 28, 2020, the IASB issued an amendment to IFRS 16, Leases to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions.

The amendment exempts lessees from having to consider individual lease contracts to determine whether rent concessions occurring as a direct consequence of the COVID-19 pandemic are lease modifications and allows lessees to account for such rent concessions as if they were not lease modifications. It applies to COVID-19-related rent concessions that reduce lease payments due on or before 30 June 2021. The amendment does not affect lessors.

The amendment is effective as of June 1, 2020 but can be applied immediately in any financial statements—interim or annual—not yet authorised for issue. The Company is in the process of assessing the impact on its financial statements.

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

We are exposed to foreign currency exchange risk on purchases of our teas and tea accessories.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DAVIDsTEA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended February 1, 2020 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019 and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of New Accounting Standard

As discussed in Note 4 to the consolidated financial statements, effective February 3, 2019, the Company changed its method of accounting for its leases due to the adoption of IFRS 16, Leases, and subsequently changed its transition methodology during the year.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP1

We have served as the Company’s auditor since 2011.

Montréal, Canada

June 15, 2020

_________

1 CPA, Auditor, CA, public accountancy permit no. A123806

DAVIDsTEA Inc.

 Incorporated under the laws of Canada

 CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at
		February 1,	February 2,
		2020	2019
		$	$
ASSETS
Current
Cash		46,338	42,074
Accounts and other receivables	[Note 6]	6,062	3,681
Inventories	[Note 7]	22,363	34,353
Income tax receivable		1,196	4,107
Prepaid expenses and deposits		4,542	8,819
Total current assets		80,501	93,034
Property and equipment	[Note 8]	17,737	23,788
Intangible assets	[Note 9]	6,339	5,678
Right-of-use assets	[Note 4, 10]	35,082	—
Total assets		139,659	122,500
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 11]	20,794	20,951
Deferred revenue	[Note 12]	6,852	6,241
Current portion of provisions	[Note 13]	—	3,714
Current portion of lease liabilities	[Note 10]	16,434	—
Total current liabilities		44,080	30,906
Deferred rent and lease inducements	[Note 4]	—	8,698
Provisions	[Note 13]	—	15,440
Non-current portion of lease liabilities	[Note 10]	72,230	—
Total liabilities		116,310	55,044
Commitments and contingencies	[Note 14]
Equity
Share capital	[Note 15]	112,843	112,519
Contributed surplus		1,577	1,400
Deficit		(92,278)	(47,960)
Accumulated other comprehensive income		1,207	1,497
Total equity		23,349	67,456
Total liabilities and equity		139,659	122,500

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

[In thousands of Canadian dollars, except share information]

		For the year ended
		February 1,	February 2	February 3,
		2020 $	2019 $	2018 $

Sales	[Note 21]	196,462	212,753	224,015
Cost of sales		87,886	114,774	116,772
Gross profit		108,576	97,979	107,243
Selling, general and administration expenses	[Note 18]	135,306	125,722	131,930
Results from operating activities		(26,730)	(27,743)	(24,687)
Finance costs	[Note 16]	6,751	1,614	2,371
Finance income		(784)	(700)	(567)
Loss before income taxes		(32,697)	(28,657)	(26,491)
Provision for income tax (recovery)	[Note 17]	(1,500)	4,882	2,010
Net loss		(31,197)	(33,539)	(28,501)
Other comprehensive loss
Items to be reclassified subsequently to income:
Unrealized net gain on forward exchange contracts		—	—	(992)
Realized net loss on forward exchange contracts reclassified to inventory		—	230	309
Provision for income tax recovery		—	(63)	183
Cumulative translation adjustment		(290)	(425)	(932)
Other comprehensive income (loss), net of tax		(290)	(258)	(1,432)
Total comprehensive loss		(31,487)	(33,797)	(29,933)
Net loss per share:
Basic and fully diluted	[Note 19]	(1.20)	(1.29)	(1.11)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 19]	26,056,332	25,967,836	25,716,186

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	February 1,	February 2	February 3,
	2020	2019	2018
	$	$	$
OPERATING ACTIVITIES
Net loss	(31,197)	(33,539)	(28,501)
Items not affecting cash:
Depreciation of property and equipment	5,411	6,904	8,431
Amortization of intangible assets	1,934	1,298	1,474
Amortization of right-of-use assets	12,051	—	—
Loss on disposal of property and equipment	100	1,875	82
Impairment of property, equipment and right-of-use assets	17,780	9,960	15,069
Interest on lease liabilities	6,962	—	—
Deferred rent	—	25	542
Recovery for onerous contracts	—	6,282	10,321
Stock-based compensation expense	813	211	2,021
Amortization of financing fees	—	64	79
Accretion on provisions	—	251	2,292
Deferred income taxes	—	5,069	3,585
Sub-total	13,854	(1,600)	15,395
Net change in other non-cash working capital balances related to operations	19,254	(11,628)	(5,537)
Cash flows from (used in) operating activities	33,108	(13,228)	9,858

FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	14	82	1,782
Payment of lease liabilities	(23,206)	—	—
Cash flows from (used in) financing activities	(23,192)	82	1,782
INVESTING ACTIVITIES
Additions to property and equipment	(1,032)	(3,898)	(9,634)
Additions to intangible assets	(2,594)	(4,366)	(2,962)
Loan to a Company controlled by an executive employee	(2,026)	—	—
Cash flows used in investing activities	(5,652)	(8,264)	(12,596)
Increase (decrease) in cash during the period	4,264	(21,410)	(956)
Cash, beginning of the period	42,074	63,484	64,440
Cash, end of the period	46,338	42,074	63,484
Supplemental Information
Cash paid for:
Interest	50	—	—
Income taxes (classified as operating activity)	—	10	880
Cash received for:
Interest	778	650	574
Income taxes (classified as operating activity)	2,948	1,774	68

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY

[In thousands of Canadian dollars]

				Accumulated Other Comprehensive Income
				Accumulated	Accumulated
				Derivative	Foreign	Accumulated
				Financial	Currency	Other
	Share	Contributed		Instrument	Translation	Comprehensive	Total
	Capital	Surplus	Deficit	Adjustment	Adjustment	Income	Equity
	$	$	$	$	$	$	$
Balance, February 3, 2018	111,692	2,642	(14,721)	(167)	1,922	1,755	101,368
Net loss for the twelve months ended February 2, 2019	—	—	(33,539)	—	—	—	(33,539)
Other comprehensive loss	—	—	—	167	(425)	(258)	(258)
Total comprehensive loss	—	—	(33,539)	167	(425)	(258)	(33,797)
Issuance of common shares	164	(82)	—	—	—	—	82
Common shares issued on vesting of restricted stock units	663	(1,370)	300	—	—	—	(407)
Stock-based compensation expense	—	211	—	—	—	—	211
Income tax impact associated with stock options	—	(1)	—	—	—	—	(1)
Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456

Balance, February 2, 2019	112,519	1,400	(47,960)	—	1,497	1,497	67,456
IFRS 16 adoption adjustment (1)	—	—	(13,333)	—	—	—	(13,333)
Adjusted balance at beginning of period	112,519	1,400	(61,293)	—	1,497	1,497	54,123
Net loss for the twelve months ended February 1, 2020	—	—	(31,197)	—	—	—	(31,197)
Other comprehensive loss	—	—	—	—	(290)	(290)	(290)
Total comprehensive loss	—	—	(31,197)	—	(290)	(290)	(31,487)
Issuance of common shares	21	(7)	—	—	—	—	14
Common shares issued on vesting of restricted stock units	303	(629)	212	—	—	—	(114)
Stock-based compensation expense	—	813	—	—	—	—	813
Balance, February 1, 2020	112,843	1,577	(92,278)	—	1,207	1,207	23,349

(1)    Restated – note 4.

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended February 1, 2020, February 2, 2019 and January 28, 2017

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the year ended February 1, 2020 were authorized for issue in accordance with a resolution of the Board of Directors on June 15, 2020. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company is engaged in the retail and online sale of tea, tea accessories, and food and beverages in Canada and in the United States. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season, and tend to be lowest in the second and third fiscal quarters because of lower customer traffic during the summer months.

2. BASIS OF PREPARATION and GOING CONCERN UNCERTAINTY

The consolidated financial statements of the Company have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”). The accounting policies were consistently applied to all periods presented, other than with respect to the adoption of new accounting standards as disclosed in note 4. Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended February 2, 2019 and February 1, 2020 cover a 52-week period. The year ended February 3, 2018 covers a 53-week fiscal period.

Going Concern Uncertainty

In December 2019, a novel strain of coronavirus, known as COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the Federal, provincial and State governments in order to mitigate the spread of the outbreak required the Company to close all of its retail locations across North America effective March 17, 2020 until further notice.

As the Company adapts its business strategy to the current environment, it has taken decisive actions, subsequent to year-end, to align expenses with its continuing online and wholesale sales channel revenues. This includes temporarily furloughing all of its store related employees and non-essential head office staff and moving substantially all remaining employees to a four-day work week. In addition, management and members of the Board have agreed to reduced compensation during this crisis. These measures, among others, are intended to better align the Company’s cost structure with its current sales and help preserve its financial position.

Although the Company continues to offer its products directly to consumers through its online store and in supermarkets and drugstores across Canada, it is unlikely that customers will purchase its products at previous volumes through these alternative channels. Furthermore, the duration and impact of the outbreak is unknown and may influence consumer shopping behavior and consumer demand including online shopping.

For the year ended February 1, 2020, the Company incurred a net loss of $31.2 million.  The Company’s current liabilities total $44.1 million as at February 1, 2020.  As at February 1, 2020, the Company held cash and accounts and other receivables of $52.4 million.  The Company does not currently have any third-party financing available with which to meet any future financial obligations.  Based on its current projections, the Company has sufficient cash and accounts and other receivables to discharge its current liabilities in the next 12 months; however, it has experienced significant net losses in Fiscal Years 2017 to 2019 of $28.5 million, $33.5 million and $31.2 million, respectively.  The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, strengthening its business by focusing on how to grow its product portfolio including sales and customer service execution, and effectively optimizing its North American retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization.  Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 outbreak and changes in consumer behavior. If the Company is unable to execute these or other related strategies, the Board of Directors of the Company may pursue a formal restructuring, reorganization or other similar actions under applicable Canadian and/or United States laws.

As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These consolidated financial statements as at and for the year ended February 1, 2020 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

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

Trade receivables

Trade receivables primarily represent amounts due from wholesale customers and are accounted for at amortized cost, less any provision for doubtful accounts which is based on management’s best estimate of expected credit losses.

Inventory valuation

Inventories are measured at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less any estimated selling costs. Cost also includes realized gains and losses on forward contracts designated as cash flow hedges of U.S. inventory purchases, if any.

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

Any gain or loss arising on the disposal or derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the consolidated statement of net loss when the asset is derecognized.

Intangible assets

Intangible assets consist of computer software, trademarks and patents.

Intangible assets are initially recorded at cost. Intangible assets with finite lives are amortized over their useful economic life. The amortization period and the amortization method for an intangible asset with a finite useful life are reviewed at least at the end of each reporting period. Changes in the expected useful life are considered to modify the amortization period or method, as appropriate, and are treated as changes in accounting estimates. The amortization expense on intangible assets with finite lives is recognized in the consolidated statement of loss as the expense category that is consistent with the function of the intangible assets.

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

Leased assets

Right-of-use assets

The Company recognizes right-of-use assets at the commencement date of the lease (i.e., the date the underlying asset is available for use). Right-of-use assets are initially measured at cost, which includes the initial amount of lease liabilities adjusted for any initial direct costs incurred, and lease payments made at or before the commencement date less any lease incentives received.

The right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term. In addition the right-of-use assets are subject to impairment and adjusted for any remeasurement of lease liabilities, to the extent that there is a balance of right-of-use asset at the time the change in lease liability occurs. Amortization expense is recorded in selling, general and administrative expense.

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate. The lease payments also include the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate. The variable lease payments that do not depend on an index or a rate are recognized as expense in the period on which the event or condition that triggers the payment occurs.

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

Impairment

i.	Impairment of financial assets

The Company applies the expected credit loss model to its trade receivables. It requires a credit loss to be reflected in profit and loss immediately after an asset or receivable is acquired and subsequent changes in expected credit losses at each reporting date reflecting the change in credit risk. The Company applies the simplified approach for trade receivables and calculates expected credit losses based on lifetime expected credit losses.

ii.	Impairment of non‑financial assets

The Company assesses all non-financial assets, at each reporting date, for indications that the carrying amount may not be recoverable. If any indication exists, the Company estimates the asset’s recoverable amount. An asset’s recoverable amount is the higher of an asset’s or cash‑generating unit’s (“CGU”) fair value less costs of disposal and its value in use. When the carrying amount of an asset or CGU exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount.

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

Based on the management of operations, the Company has defined each of the commercial premises in which it carries out its activities as a CGU, although where appropriate these premises are aggregated at a district or regional level to form a CGU. For non-financial assets that can be reasonably and consistently allocated to individual stores, the store level is used as the CGU for impairment testing. For all other non-financial assets, the corporate level is used as the group of CGUs.

An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment may no longer exist or may have decreased and if there has been a change in the assumptions used to determine the asset’s recoverable amount. The reversal is limited to the extent that an asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, had no impairment loss been recognized. Such reversal is recognized in the consolidated statement of loss.

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

The new program launched on January 1, 2019, allows customers to earn points when they purchase products at the Company’s retail stores and on the Company’s website. Points are converted into offers to receive loose-leaf teas which must be redeemed within 60 days. Free beverage offers are issued once a customer has purchased 10 beverages which must be redeemed within 60 days.

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

Store opening costs

Store opening costs are expensed as incurred.

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

Classifications that the Company has used for financial assets include:

(a)	Amortized Cost – non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. This includes trade receivables and the loan to a Company controlled by one of the Company’s executive employees, and these are recorded at amortized cost with gains and losses recognized in net income in the period that the asset is no longer recognized or becomes impaired; and

(b)	FVTPL – financial assets which are classified as fair value through profit and loss. This includes cash and derivative financial instruments

Classifications that the Company has used for financial liabilities include:

(a)

Amortized cost – non-derivative financial liabilities measured at amortized cost with gains and losses recognized in net loss in the period that the liability is no longer recognized. This includes Trade and other payables

Foreign currency translation

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

4. CHANGES IN ACCOUNTING PRINCIPLES

Recently Adopted Accounting Pronouncements

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

IFRIC 23 – Uncertainty over Income Tax Treatments

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

The adoption of this Interpretation did not have an impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

On May 28, 2020, the IASB issued an amendment to IFRS 16, Leases to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions.

The amendment exempts lessees from having to consider individual lease contracts to determine whether rent concessions occurring as a direct consequence of the COVID-19 pandemic are lease modifications and allows lessees to account for such rent concessions as if they were not lease modifications. It applies to COVID-19-related rent concessions that reduce lease payments due on or before 30 June 2021.  The amendment does not affect lessors.

The amendment is effective as of June 1, 2020 but can be applied immediately in any financial statements–interim or annual–not yet authorised for issue. The Company is in the process of assessing the impact on its consolidated financial statements.

5. SIGNIFICANT ACCOUNTING JUDGEMENTS, ESTIMATES AND ASSUMPTIONS

The preparation of the consolidated financial statements in conformity with IFRS requires the Company to make judgments, apart from those involving estimation, in applying accounting policies that affect the recognition and measurement of assets, liabilities, revenues, and expenses. Actual results may differ from the judgments made by the Company. Information about judgments that have the most significant effect on recognition and measurement of assets, liabilities, revenues, and expenses as well as information about significant estimates are discussed in the following section.

Key sources of estimation uncertainty

Recoverability and impairment of non‑financial assets

Non-financial assets, including property and equipment, and right-of-use assets are reviewed for impairment if events or changes in circumstances indicate that the carrying amount may not be recoverable. A review for impairment is conducted by comparing the carrying amount of the CGU’s assets with their respective recoverable amounts based on value in use. Value in use is determined based on management’s best estimate of expected future cash flows, which includes estimates of growth rates, from use over the remaining lease term and discounted using a pre‑tax weighted average cost of capital (Note 8).

Estimating the incremental borrowing rate of leases

The Company cannot readily determine the interest rate implicit in the lease, therefore, it uses its incremental borrowing rate (IBR) to measure lease liabilities. The IBR is the rate of interest that the Company would have to pay to borrow over a similar term, and with a similar security, the funds necessary to obtain an asset of a similar value to the right-of-use asset in a similar economic environment. The IBR therefore reflects what the Company ‘would have to pay’, which requires estimation when no observable rates are available or when they need to be adjusted to reflect the terms and conditions of the lease. The Company estimates the IBR using observable inputs (such as market interest rates) when available and is required to make certain entity and asset-specific estimates (such as the subsidiary’s stand-alone credit rating).

Critical judgements in applying accounting policies

i.	Going concern uncertainty

In assessing whether the going concern assumption is appropriate and whether there are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern, management must estimate future cash flows for a period of at least twelve months following the end of the reporting period by considering relevant available information about the future. In addition, management must make assumptions about what actions it will take to right-size the business. Given the inherent uncertainties, the extent of the impact of the COVID-19 pandemic on the Company’s results of operations and cash flows is difficult to estimate, and required actions difficult to predict. Management has concluded that there are material uncertainties related to events or conditions that raise substantial doubt upon the Company’s ability to continue as a going concern for at least the next twelve months.

ii.	Impairment of non‑financial assets

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

iv.	Determination of the lease term of leases with renewal options

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

6. ACCOUNTS AND OTHER RECEIVABLES

	February 1,	February 2,
	2020	2019
	$	$
Credit card cash clearing receivables	849	1,477
Trade receivables	2,072	420
Loan to a Company controlled by one of the Company executive employees	2,026	—
Other receivables	1,115	1,784
	6,062	3,681

7. INVENTORIES

	February 1,	February 2,
	2020	2019
	$	$
Finished goods	18,590	28,991
Goods in transit	2,059	3,262
Packaging	1,714	2,100
	22,363	34,353

During the year ended February 1, 2020, inventories recognized as cost of sales amounted to $56,310 [February 2, 2019 —$63,195, February 3, 2018 - $64,611]. The cost of inventory includes a write-down of nil [February 2, 2019 – $703, February 3, 2018 - nil] recorded as a result of net realizable value being lower than cost. Inventory write-downs of $406 [February 2, 2019 - nil, February 3, 2018 – $730] recognized in the previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, February 3, 2018	80,633	12,639	5,144	98,416
Acquisitions	2,096	1,125	676	3,897
Disposals	(68)	(32)	—	(100)
Cumulative translation adjustment	1,481	178	58	1,717
Balance, February 2, 2019	84,142	13,910	5,878	103,930
Acquisitions	746	211	75	1,032
Disposals	—	(131)	—	(131)
Cumulative translation adjustment	285	32	11	328
Balance, February 1, 2020	85,173	14,022	5,964	105,159

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, February 3, 2018	51,296	7,346	3,216	61,858
Depreciation	5,117	1,134	653	6,904
Impairment	8,164	1,411	351	9,926
Disposals	—	(16)	—	(16)
Cumulative translation adjustment	1,297	126	47	1,470
Balance, February 2, 2019	65,874	10,001	4,267	80,142
Depreciation	4,032	854	525	5,411
Impairment	1,587	—	—	1,587
Disposals	—	(31)	—	(31)
Cumulative translation adjustment	278	29	6	313
Balance, February 1, 2020	71,771	10,853	4,798	87,422

Net Carrying Value
Balance, February 2, 2019	18,268	3,909	1,611	23,788
Balance, February 1, 2020	13,402	3,169	1,166	17,737

For the year ended February 1, 2020, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount for certain CGUs with an indication of impairment. CGUs reviewed included stores performing below the Company’s expectations. As a result, an impairment loss of $1,587 related to store leasehold improvements was recorded [February 2, 2019 - $9,926, February 3, 2018 — $15,069 related to store leasehold improvements, furniture and equipment and computer hardware]. The impairment was recorded in the Canada and U.S. segments for $1,535 and $52, respectively [February 2, 2019 – $7,686 and $2,240, February 3, 2018 - $5,114 and $9,955, respectively].

The Company also recorded an impairment loss of $16,193 related to the Company’s right-of-use assets [February 2, 2019 - nil, February 3, 2018 - nil]. The impairment was recorded in the Canada and U.S. segments for $10,552 and $5,641, respectively.

These losses were determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use. Value in use of $6,466 [February 2, 2019 – nil , February 3, 2018 —$1,097] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, and was then discounted using a pre‑tax discount rate of 12.1% [February 2, 2019 – 11.9%, February 3, 2018 — 11.9%].

A reversal of impairment occurs when previously impaired CGUs see improved financial results. For the year ended February 1, 2020, no impairment losses were reversed [February 2, 2019 - nil, February 3, 2018 - $866]. Impairment losses were reversed only to the extent that the carrying amounts of the CGU’s net assets do not exceed the carrying amount that would have been determined, net of depreciation, if no impairment loss had been recognized.

For the year ended February 1, 2020, the depreciation expense was $5,411 [February 2, 2019 - $6,904, February 3, 2018 —$8,431 ]; with $4,659 recorded in the Canada segment [February 2, 2019 - $5,825, February 3, 2018 — $6,387], $219 recorded in the U.S. segment [February 2, 2019 - $520, February 3, 2018 — $1,508], and $533 recorded in corporate selling, general and administration expenses [February 2, 2019 - $559, February 3, 2018 — $536]. Depreciation expense and net impairment losses are reported in the consolidated statement of loss and comprehensive loss under selling, general and administration expenses (Note 18).

9. INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, February 3, 2018	9,279	269	9,548
Acquisitions	4,356	—	4,356
Disposal	(1,724)	(178)	(1,902)
Cumulative translation adjustment	4	10	14
Balance, February 2, 2019	11,915	101	12,016
Acquisitions	2,594	—	2,594
Cumulative translation adjustment	2	—	2
Balance, February 1, 2020	14,511	101	14,612

Accumulated amortization
Balance, February 3, 2018	5,019	90	5,109
Amortization	1,281	17	1,298
Impairment	34	—	34
Disposal	—	(111)	(111)
Cumulative translation adjustment	2	6	8
Balance, February 2, 2019	6,336	2	6,338
Amortization	1,934	—	1,934
Cumulative translation adjustment	3	(2)	1
Balance, February 1, 2020	8,273	—	8,273

Net Carrying Value
Balance, February 2, 2019	5,579	99	5,678
Balance, February 1, 2020	6,238	101	6,339

Amortization expense is reported in the consolidated statement of loss and comprehensive loss under selling, general and administration expenses (Note 18).

Included in disposal is a write-off of – nil [February 2, 2019 - $1,724; February 3, 2018 – nil,] related to costs incurred with respect to an ERP upgrade which the Company no longer intends to continue.

10. LEASES

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the year:

	Right-of
	use assets	Lease Liability
	$	$
Balance, February 3,2019	60,983	102,168
Additions	2,179	2,179
Amortization expense	(12,051)	—
Impairment of right-of-use assets	(16,193)	—
Interest expense	—	6,962
Payments	—	(23,206)
CTA	164	561
Balance, February 1, 2020	35,082	88,664

Presented as:
Current	—	16,434
Non-Current	35,082	72,230

Depreciation expense is reported in the consolidated statement of loss and comprehensive loss under Selling, general and administration expenses.  Impairment losses related to right-of-use assets have been recorded in Selling, general and administration expenses in the amount of $16,193. Refer to note 8 for further details.

The following table presents a maturity analysis of future contractual undiscounted cash flows from lease liabilities:

February 1,
2020
$
Within one year	22,378
After one year but not more than five years	78,035
More than five years	9,511
109,924

The Company recognized variable lease payments of $1,274 for the year ended February 1, 2020. In addition, expenses related to leases of low-value assets were $18. These expenses are recorded in Selling, general and administrative expenses.

11. TRADE AND OTHER PAYABLES

	February 1,	February 2,
	2020	2019
	$	$
Trade payable and accrued liabilities	16,582	14,990
Income taxes payable	1,244	2,700
Wages, salaries and employee benefits payable	2,968	3,261
	20,794	20,951

12. DEFERRED REVENUE

	February 1,	February 2,
	2020	2019
	$	$
Gift cards liability	4,899	4,992
Loyalty program liability	1,953	1,249
	6,852	6,241

During the year, the Company recorded gift card breakage income of $1,294 [February 2, 2019 - $242, February 3, 2018 - $575]. Gift card breakage is included in sales in the consolidated statement of loss.

13. PROVISIONS

	February 1,	February 2,
	2020	2019
	$	$
Opening balance	19,154	18,153
Impact of adoption of IFRS 16 [Note 4]	(19,154)	—
Additions	—	11,078
Reversals	—	(4,796)
Utilization	—	(5,730)
Settlements	—	(691)
Accretion expense	—	251
Cumulative translation adjustment	—	889
Ending balance	—	19,154
Less: Current portion	—	(3,714)
Long-term portion of provisions	—	15,440

During the year ended February 2, 2019, provisions for onerous contracts were recognized in respect of store leases where the unavoidable costs of meeting the obligations under the lease agreements exceeded the economic benefits expected to be received from the contract. The unavoidable costs reflect the present value of the lower of the expected cost of terminating the contract and the expected net cost of operating under the contract. Additions to the onerous provisions were recorded in the amount $11,078, while the provisions for other stores were fully or partially reversed in the amount of $4,796.

14. COMMITMENTS AND CONTINGENCIES

As at Feb 1, 2020, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs are payable in the amount of $11,450. The payments on these commitments are due in less than a year.

15. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and Outstanding

	February 1,	February 2,
	2020	2019
	$	$
Share Capital - 26,086,162 Common shares (February 2, 2019 - 26,011,817)	112,843	112,519

Common
shares
#
Number of shares in issuance
Balance, February 3, 2018	25,885,372
Issuance of common shares upon exercise of options	51,717
Issuance of common shares upon vesting of restricted stock units	74,728
Balance, February 2, 2019	26,011,817
Issuance of common shares upon exercise of options	18,500
Issuance of common shares upon vesting of restricted stock units	55,845
Balance, February 1, 2020	26,086,162

During the year ended February 1, 2020, 18,500 stock options were exercised for common shares, for cash proceeds of $14 [February 2, 2019 – 51,720 stock options for cash proceeds of $82 and 36,415 common shares for a non-cash settlement of $121, February 3, 2018 — 456,773 stock options for cash proceeds of $1,782]. The carrying value of common shares during the year ended February 1, 2020 includes $7 [February 2, 2019 - $82] which corresponds to a reduction in the contributed surplus associated to options exercised during the period.

In addition, during the year ended February 1, 2020, 55,845 common shares [February 2, 2019 – 74,728, February 3, 2018 —97,648] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $303, net of tax [February 2, 2019 - $663, February 3, 2018 – 1,142 ].

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

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 2,940,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at February 1, 2020, 1,823,962 common shares remain available for issuance under the 2015 Omnibus Plan.

No options were granted for the year ended February 1, 2020 [February 2, 2019 – nil].

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended
	February 1,		February 2,
	2020		2019
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	137,540	7.17	447,779	7.18
Issued	—	—	—	—
Exercised	(18,500)	0.77	(88,135)	2.76
Forfeitures	(42,690)	6.72	(222,104)	8.95
Outstanding, end of period	76,350	8.96	137,540	7.17
Exercisable, end of period	75,475	8.90	80,332	4.74

The weighted average share price at the date of exercise for options exercised during the year ended February 1, 2020 was $2.28 [February 2, 2019 — $4.47].

The following table summarizes information about the stock options outstanding at February 1, 2020 and February 2, 2019:

				Number of
	Number	Weighted		options
	outstanding	average	Weighted	exercisable	Weighted
	at	contractual	average	at	average
	February 1,	remaining	exercise	February 1,	exercise
	2020	life	price	2020	price
Range of exercise prices	#	(years)	$	#	$
$0.77	4,000	0.4	0.77	4,000	0.73
$3.33 - $4.31	14,000	1.8	4.30	14,000	4.30
$8.76 - $10.28	53,225	4.1	10.28	53,225	10.28
$14.39 - $17.99	5,125	3.2	13.39	4,250	14.39
As at February 1, 2020	76,350	3.4	8.96	75,475	8.90

				Number of
	Number	Weighted		options
	outstanding	average	Weighted	exercisable	Weighted
	at	contractual	average	at	average
	February 2,	remaining	exercise	February 2,	exercise
	2019	life	price	2019	price
Range of exercise prices	#	(years)	$	#	$
$0.77	31,100	1.1	0.77	31,100	0.77
$3.33 - $4.31	35,000	2.6	4.29	35,000	4.29
$8.76 - $10.28	53,225	5.1	10.28	—	—
$14.39 - $17.99	18,215	4.2	14.51	14,232	14.54
As at February 2, 2019	137,540	3.4	7.17	80,332	4.74

A summary of the status of the Company’s RSU plan and changes during the years ended February 1, 2020 and February 2, 2019 is presented below.

	For the year ended
	February 1,		February 2,
	2020		2019
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	270,976	5.26	289,416	9.70
Granted	804,710	1.93	491,450	4.47
Forfeitures	(188,685)	3.17	(360,371)	6.31
Vested	(78,465)	5.41	(74,728)	8.85
Vested, withheld for tax	(59,014)	5.51	(74,791)	8.60
Outstanding, end of period	749,522	2.17	270,976	5.26

(1) Weighted average fair value per unit as at date of grant.

During the year ended February 1, 2020, the Company recognized a stock-based compensation expense of $813 [February 2, 2019 - $211, February 3, 2018 — $2,021].

16. FINANCE COSTS

	For the year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	$	$	$
Accretion on provisions	-	251	2,292
Interest and penalty on provision for uncertain tax position	(250)	1,300	-
Interest on lease liabilities	6,962	-	-
Other finance costs	39	63	79
	6,751	1,614	2,371

17. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the year ended
	February 1,		February 2,		February 3,
	2020		2019		2018
	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	(8,747)	26.9	(7,700)	26.8	(7,097)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.7)	232	(1.3)	378	(1.6)	437
Effect of substantively enacted income tax rate changes	(1.2)	394	—	—	(7.9)	2,090
Unrecognized deferred income tax assets	(25.2)	8,232	(15.0)	4,306	(16.7)	4,415
Write-down of deferred income tax assets	—	—	(18.2)	5,194	(7.8)	2,054
Provision for uncertain tax position	4.6	(1,500)	(9.4)	2,700	—	—
Other	0.3	(111)	—	4	(0.4)	111
Income tax provision (recovery) — effective tax rate	4.6	(1,500)	(17.0)	4,882	(7.6)	2,010

A breakdown of the income tax provision (recovery) on the consolidated statement of loss is as follows:

	For the year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	$	$	$
Income tax provision (recovery)
Current	(1,500)	(187)	(1,575)
Deferred	—	5,069	3,585
	(1,500)	4,882	2,010

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

In fiscal 2018, in connection with a Canada Revenue Agency transfer pricing audit, the Company recorded a provision of $4.0 million comprised of $2.7 million and $1.3 million for taxes and interest, respectively. The Company revised its estimate for this uncertain tax position to $1.2 million and $1.0 million for taxes and interest, respectively, as a result of a settlement reached with the taxation authorities after year-end.

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and lease liabilities are as follows:

	February 1,	February 2,
	2020	2019
	$	$
Deferred income tax assets
Operating losses carried forward	7,893	1,417
Tax values of property and equipment in excess of carrying value including impairment	2,330	3,505
Deferred rent	-	1,762
Stock options	3,763	3,843
Financing fees and IPO-related costs	5	588
Lease inducements	-	634
Lease liability	23,942	-
Provisions for onerous contracts	-	5,357
Other	953	665
Total deferred income tax assets	38,886	17,771
Deferred income tax liabilities
Right of use assets	(9,444)	-
Unrealized foreign exchange gain related to intercompany advances	(109)	(212)
Deferred income tax liabilities	(9,553)	(212)
Net	29,333	17,559
Unrecognized deferred income tax asset	(29,333)	(17,559)
Net deferred income tax assets (liabilities)	-	-

As at February 1, 2020, the Company’s Canadian operations have accumulated losses amounting to $19.5 million [February 2, 2019 — $11.9 million; February 3, 2018 — nil], which expire during the year 2040. As at February 1, 2020, the Company’s U.S. subsidiary has accumulated losses amounting to US$17.2 million [February 2, 2019 — US$14.0 million; February 3, 2018 — US$14.2 million], which expire during the years 2033 to 2040.

Based upon the projections for future taxable income and prudent tax planning strategies, management believes it is no longer probable the Company will realize the benefits of these operating tax losses carried forward and other deductible temporary differences. Therefore, a full valuation allowance of $29,333 was recorded against the net deferred income tax asset.

During the year, $3,542 of previously unrecognized deferred tax assets were written off to retained earnings as a result of the adoption of IFRS 16.

The changes in the net deferred income tax asset were as follows for the fiscal year:

	February 1,	February 2,
	2020	2019
	$	$
Balance net, beginning of year	-	5,194
Deferred rent	(1,762)	101
Canadian and U.S. operating losses carried forward	6,476	158
Property and equipment, including store impairment	(1,175)	1,952
Stock options	(80)	442
Financing fees and IPO-related costs	(583)	(609)
Foreign exchange gain on derivative financial instrument	0	(62)
Unrealized foreign exchange gain on intercompany advances	103	(99)
Right of use asset	(9,444)	-
Lease liabities	23,942	-
Lease inducement	(634)	120
Unrecognized deferred income tax asset	(11,774)	(7,770)
Provisions for onerous contracts	(5,357)	544
Other	288	29
Deferred income tax assets net, end of year	-	-

18. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	For the year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	$	$	$
Wages, salaries and employee benefits	65,288	68,324	65,888
Marketing Expenses	7,282	6,248	4,560
Stores Supplies	5,768	5,101	5,437
Depreciation of property and equipment	5,411	6,904	8,431
Amortization of intangible assets	1,934	1,298	1,474
Amortization right-of-use asset	12,051	—	—
Loss on disposal of property and equipment	100	151	82
Impairment of property, equipment and right-of-use assets	17,780	9,960	15,069
Recovery of provision for onerous contracts	—	552	7,854
Stock-based compensation	813	211	2,021
Executive separation cost related to salary	—	1,280	2,033
Strategic review and proxy contest	—	3,593	—
ERP project termination	—	2,496	—
Other selling, general and administration	18,879	19,604	19,081
	135,306	125,722	131,930

19. EARNINGS PER SHARE

The following reflects the loss and share data used in the basic and diluted EPS computations:

	For the year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	$	$	$
Net loss for basic EPS	(31,197)	(33,539)	(28,501)
Weighted average number of shares outstanding:
Basic and fully diluted	26,056,332	25,967,836	25,716,186
Net loss per share:
Basic and fully diluted	(1.20)	(1.29)	(1.11)

For the years ended February 1, 2020, February 2, 2019, and February 3, 2018, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 15 are anti‑dilutive.

20. RELATED PARTY DISCLOSURES

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million. RDI has guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, has given a movable hypothec (or lien) in favour of the Company on its shares of DAVIDsTEA. Squish is a company controlled by Sarah Segal, an officer of DAVIDsTEA. RDI, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Executive Chairman, Interim Chief Executive Officer and a director of DAVIDsTEA. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

As of February 1, 2020, $2.0 million was outstanding under the agreement at an effective interest rate of 5%. Subsequent to year-end, the $2.0 million loan and outstanding interest were fully repaid.

Other transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the year ended February 1, 2020, the Company purchased merchandise for resale from a company controlled by one of its executive employees amounting to $124 [February 2, 2019 — $241; February 3, 2018 — 87]. As of February 1, 2020, an amount of $48 was outstanding and presented in Trade and other payables.

The Company also provided infrastructure and administrative services of $312 [February 2, 2019 — nil; February 3, 2018 — nil] to a company controlled by one of its executive employees. As of February 1, 2020, the amount of $312 was outstanding and presented in Accounts and other receivables. Subsequent to year-end, the amount was fully paid.

During the year-ended February 1, 2020, the Company purchased perpetual license rights to a reporting data model and associated intellectual property for $200 [February 2, 2019 — nil] and spent $237 [February 2, 2019 — nil; February 2018 — nil] for consulting services from a related party of the principal shareholder. As of February 1, 2020, an amount of $28 was outstanding and presented in Trade and other payables.

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

Transactions with Key Management Personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	For the year ended
	February 1,	February 2,	February 3,
	2020 $	2019 $	2018 $

Wages, salaries ,bonus and director fees	2,784	2,706	4,071
Termination benefits	110	1,025	1485
Stock-based compensation	669	101	1,809
Total compensation earned by key management personnel	3,563	3,832	7,365

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

The Company derives revenue from the following products:

	For the year ended
	February 1,	February 2,	February 3,
	2020	2019	2018
	$	$	$
Tea	148,846	152,761	156,125
Tea accessories	34,003	44,436	49,470
Food and beverages	13,613	15,556	18,420
	196,462	212,753	224,015

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	February 1,	February 2,	February 3,
	2020 (1)	2019	2018
	$	$	$
Canada	52,116	27,996	37,234
US	7,042	1,470	3,763
Total	59,158	29,466	40,997

(1) Includes right-of-use assets of $35,082 as a result of the adoption of IFRS 16 on February 3, 2019. Refer to Note 4.

Results from operating activities before corporate expenses per country are as follows:

		For the year ended
		February 1, 2020
	Canada	US	Consolidated
	$	$	$
Sales	152,892	43,570	196,462
Cost of sales	68,958	18,928	87,886
Gross profit	83,934	24,642	108,576
Selling, general and administration expenses (allocated)	65,536	19,520	85,056
Impairment of property, equipment and right-of-use assets	12,087	5,693	17,780
Results from operating activities before corporate expenses	6,311	(571)	5,740
Selling, general and administration expenses (non-allocated)			32,470
Results from operating activities			(26,730)
Finance costs			6,751
Finance income			(784)
Loss before income taxes			(32,697)

		For the year ended
		February 2, 2019
	Canada	US	Consolidated
	$	$	$
Sales	169,430	43,323	212,753
Cost of sales	89,604	25,170	114,774
Gross profit	79,826	18,153	97,979
Selling, general and administration expenses (allocated)	57,901	18,175	76,076
Impairment of property, equipment and right-of-use assets	7,720	2,240	9,960
Impact of onerous contracts	2,034	(1,482)	552
Results from operating activities before corporate expenses	12,171	(780)	11,391
Selling, general and administration expenses (non-allocated)			39,134
Results from operating activities			(27,743)
Finance costs			1,614
Finance income			(700)
Loss before income taxes			(28,657)

		For the year ended
		February 3, 2018
	Canada	US	Consolidated
	$	$	$
Sales	185,287	38,728	224,015
Cost of sales	93,383	23,389	116,772
Gross profit	91,904	15,339	107,243
Selling, general and administration expenses (allocated)	54,884	18,302	73,186
Impairment of property, equipment and right-of-use assets	5,114	9,955	15,069
Impact of onerous contracts	1,752	6,102	7,854
Results from operating activities before corporate expenses	30,154	(19,020)	11,134
Selling, general and administration expenses (non-allocated)			35,821
Results from operating activities			(24,687)
Finance costs			2,371
Finance income			(567)
Loss before income taxes			(26,491)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $169.

The Company’s foreign exchange exposure is as follows:

	February 1,	February 2,
	2020	2019
	US$	US$
Cash	1,928	267
Accounts receivable	778	1,142
Accounts payable	6,090	3,869

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash, and the secured loan receivable from Squish.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will always have sufficient liquidity to meet liabilities when due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its trade and other payables, lease and purchase obligations.

As at February 1, 2020, the Company had $46.3 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. The Company expects that its trade and other payables, amounting to $20.4 million (2019 - $18.3 million), and it purchase obligations amounting to $11.5 million (2018 - $9.1 million), will be discharged within 90 days. Refer to note 2 for details with respect to the going concern uncertainty.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of receivables and derivative financial instruments. Accounts receivable primarily consists of receivables from retail customers who pay by credit card, receivables from our wholesale channel sales, recoveries of credits from suppliers for returned or damaged products, receivables from other companies for sales of products, gift cards and other services, and a loan made to a Company controlled by one of the Company’s executive employees (“related party loan”). Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. Subsequent to year end, we received all amounts due under the related party loan. As a result, expected credit loss on these financial assets is not significant.

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized.

23. MANAGEMENT OF CAPITAL

The Company’s capital is composed of shareholders’ equity as follows:

	February 1,	February 2,
	2020	2019
	$	$
Cash	46,338	42,074
Shareholder's equity [Excluding Accumulated other comprehensive income]	22,142	65,959
Total capital under management	68,480	108,033

The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its organic growth, to establish a strong capital base so as to maintain investor, creditor and market confidence and to provide an adequate return to shareholders.

The Company’s primary uses of capital are to finance non‑cash working capital and transformative investments in infrastructure and information technology.

The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

24. GUARANTEES

Some agreements to which the Company is party, specifically those related to debt agreements and the leasing of its premises, include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at February 1, 2020, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

The Company indemnifies its directors and officers against claims reasonably incurred and resulting from the performance of their services to the Company, and maintains liability insurance for its directors and officers as well as those of its subsidiary.

25. SUBSEQUENT EVENTS

Subsequent to February 1, 2020, the COVID-19 pandemic and the closure of all of its stores has had a material adverse impact on the Company’s business, liquidity, financial condition, and results of operations. The Company cannot predict whether, when or the manner in which the conditions surrounding the COVID-19 pandemic will change including the timing of lifting any restrictions or closure requirements, when its stores will reopen, staffing levels for reopened stores, and customer re-engagement with its brand.

The preparation of the consolidated financial statements requires management to make judgements, estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities, and the accompanying disclosures. Areas of significant estimation with respect to future performance of the Company include primarily impairment testing of non-financial assets, particularly cash flows generated by CGUs as a result of store closures, and the measurement of lease liabilities. Uncertainty about these assumptions and estimates could result in outcomes that require a material adjustment to the carrying amount of assets or liabilities affected in future periods. The Company cannot estimate the financial effects of these events at this time. Additional impacts to the business may arise that the Company is not aware of currently.

Subsequent to year-end and as of June 15, 2020, the Company has received notices of default for unpaid rents from 37 landlords representing 53 of its retail stores for which rent was not paid for the months of April, May and June as a result of the closure of all of its retail locations as disclosed in note 2. We also received rent deferral notices from 13 landlords representing 60 of our retail stores. With regard both the defaulted leases and rent deferral notices, the Company has either determined to terminate the lease or is in the process of discussing resolution of the current situation regarding rent payments with the landlords. The Company can provide no assurances that an agreement or resolution regarding the defaulted leases will be reached or any forbearance of its lease obligations will be provided regarding its other lease agreements.

In addition, subsequent to year end, the Company did not renew three store leases in Canada and exited one store early in the US. As at June 15, 2020, the Company is in negotiations for the exit of eight additional stores

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of February 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on assessment of our disclosure controls and procedures, as a result of the identification of a new material weaknesses in connection with our non-financial asset impairment testing processes, as well as the material weakness identified in the Company’s financial statement close process for the quarter ended November 2, 2019 related to accounting errors identified in the assessment of impairment indicators upon the adoption of IFRS 16, Leases, as previously described in Part I, Item 1A “Risk Factors”, our management concluded that our disclosure controls and procedures were not effective as of February 1, 2020.

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

As previously described in Part I, Item 1A “Risk Factors,” we have identified two material weaknesses in our internal controls.

The most recently identified material weakness relates to the Company’s process for evaluating and testing non-financial assets for impairment in connection with the review over the projected financial information used to support management’s impairment of non-financial assets. There is a design deficiency as the controls were not sufficiently precise to ensure that the estimates are reasonable and supportable considering the existence of both corroborative and contrary evidence and the related application to the accounting literature. In light of the material weaknesses, management is taking steps to remediate the design issues that contributed to these material weaknesses, these would include a more thorough documentation of the rationale for significant assumptions and independent reviews of analysis and conclusions. We also anticipate that we will add additional staff to assist with the implementation and reporting of non-routine financial reporting standards. We will continue evaluating what additional steps will be necessary to remediate these material weaknesses.

The other material weakness, which was identified in the Company’s financial statement close process for the quarter ended November 2, 2019 related to accounting errors identified in the assessment of impairment indicators upon the adoption of IFRS 16, Leases. This material weakness was previously disclosed in the Company’s Form 10-Q for the fiscal quarter ended November 2, 2019.

Although remedial efforts to address this material weakness have been undertaken, we are unable to conclude that this control was operationally effective due to lack of sufficient extent of samples for testing.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim statements will not be prevented or detected on a timely basis.

Management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, assessed our internal control over financial reporting as of February 1, 2020, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was not effective as of February 1, 2020.

Changes in Internal Control over Financial Reporting

The COVID-19 pandemic could negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weakness in our disclosure control and procedures, as a portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

With the exception of the material weaknesses identified and related remediation efforts, there were no other changes in our internal control over financial reporting during our fiscal quarter ended February 1, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of our directors and officers as of June 10, 2020, and a brief summary of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Herschel Segal	89	Interim Chief Executive Officer, Chairman of the Board and Director
Frank Zitella, CPA, CMA, CA	55	Chief Financial Officer, Chief Operating Officer and Corporate Secretary
Sarah Segal	35	Chief Brand Officer
Pat De Marco, CPA, CA	59	Lead Director
Susan L. Burkman	66	Director
Emilia Di Raddo, CPA, CA	62	Director
Ludwig Max Fischer, Ph.D	69	Director
Peter Robinson	67	Director

Herschel Segal, Interim Chief Executive Officer and Chairman of the Board. Mr. Segal, 89, was appointed Chairman of the Board of Directors and Interim Chief Executive Officer of the Company on June 14, 2018. Since January 1969, Herschel Segal has been President and Chief Executive Officer of Rainy Day Investments Ltd., an investment company. In 1959, Mr. Segal founded Le Chateau Inc., a clothing retailer listed on the TSX Venture Exchange, and served as its Chief Executive Officer until September 2006. Mr. Segal served as Executive Chairman of Le Chateau Inc. until February 2007 and remains a director. Mr. Segal holds a Bachelor of Arts degree from McGill University, Montreal, Québec. Mr. Segal is a founder of DAVIDsTEA and a resident of Québec, Canada.

Frank Zitella, CPA, CMA, CA, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. Zitella, 55, joined the Company on December 10, 2018 as Chief Financial Officer and Corporate Secretary and on April 26, 2019 assumed responsibilities as the Company’s Chief Operating Officer. Mr. Zitella has close to 30 years of finance, strategic planning and corporate tax planning experience and served for over eleven years as the Vice President and Chief Financial Officer of DST Health Solutions, LLC, a subsidiary of SS&C Technologies Holdings, Inc. (Nasdaq: SSNC), and for over eight years as the Chief Financial Officer of International Financial Data Services, a joint venture between State Street Bank and SS&C Technologies Holdings, Inc. Mr. Zitella received his Bachelor of Commerce degree from Concordia University, Montreal, Québec and his Graduate Diploma in Public Accountancy from McGill University, Montreal, Québec. Mr. Zitella is a resident of Québec, Canada.

Sarah Segal, Chief Brand Officer. Ms. Segal, 35, served as the President and Head of Product Development and Tea Department for DAVIDsTEA from December 2010 to September 2012. Since May 2013, Ms. Segal has served as the CEO of the retail company SQUISH Candies, based in Montreal, Québec. In 2017, Ms. Segal was appointed VP, Product Development & Innovation at DAVIDsTEA and August 21, 2018 was appointed Chief Brand Officer. Ms. Segal received a Bachelor of Arts degree in Environmental Health from McGill University, Montreal, Québec, and an M.Sc. degree in Water Science, Policy and Management from Oxford University, Oxford, England. Ms. Segal is a resident of Québec, Canada.

Pat De Marco, CPA, CA, Lead Director (June 14, 2018 to present). Mr. De Marco, 59, has served as President and Chief Operating Officer of Viau Food Products Inc. of Laval, Québec, a large Canadian processor of beef and pork products, since 2008. Prior thereto, Mr. De Marco held senior executive positions at Moores Retail Group Inc., Canada’s leading menswear retailer, from 1995 as Chief Financial Officer and from 2002 as President. Prior to that, Mr. De Marco was a partner at Ernst & Young LLP, where for 13 years he audited and consulted for companies in the manufacturing, real estate and consumer goods sectors. Mr. De Marco is a CPA, and holds a Bachelor of Commerce degree from Concordia University, Montreal, Québec. Mr. De Marco is a resident of Québec, Canada.

Susan L. Burkman, Director (August 23, 2018 to present). Ms. Burkman, 66, is an experienced financial consulting executive. Throughout her 35 years in the investment banking industry, she has successfully led equity, M&A, and valuation and fairness opinion transactions in excess of $6 billion for Canadian companies across numerous industries. Since 2007, she has been majority shareholder and President of Burkman Capital Corporation, an investment banking boutique located in Bromont, Québec. From 1997 to 2007, Ms. Burkman was a partner at Griffiths McBurney and Partners and a Director at GMP Securities where she led the Investment Banking Group in Montreal. Prior thereto, Ms. Burkman was President of Mathurin-Burkman Inc., an investment banking boutique, a Vice-President and member of the Board of Directors of McNeil Mantha Inc., then a publicly-traded Canadian securities brokerage firm, and held positions with Wood Gundy Securities in Toronto and with the Corporate Banking division of Bank of Montreal. Ms. Burkman started her professional career as an auditor with KPMG at its Pittsburgh, Pennsylvania and Toronto, Ontario offices. Since 2012, Ms. Burkman has been a member of the Board of Directors of Olameter Inc., a provider of outsourced utility solutions in North America based in Montreal. Ms. Burkman holds both a Bachelor of Arts degree and Masters of Business Administration degree from the University of Pittsburgh and became a Certified Public Accountant in Pennsylvania. Ms. Burkman is a resident of Québec, Canada.

Emilia Di Raddo, CPA, CA, Director (2014 to present). Ms. Di Raddo, 62, has been a director of the Company since 2012, except between January 2013 and March 2014. She has been the President of Le Chateau Inc., a company listed on the TSX Venture Exchange, since 2000, has served on its Board of Directors since 2001 and was Chief Financial Officer from 1996 to 2000. Prior thereto, Ms. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products industry. Ms. Di Raddo received a Bachelor of Commerce degree and a Diploma in Accountancy from Concordia University, Montreal, Québec, and is also a chartered accountant and a CPA. Ms. Di Raddo is a resident of Québec, Canada.

Ludwig Max Fischer, Ph.D, Director (June 14, 2018 to present). Mr. Fischer, 69, was Professor of German and International Studies at Willamette University, Salem, Oregon, where he also held administrative positions, including Chair of the Department of German and Russian Studies. Since 2008, Mr. Fischer has been a consultant to the President and CEO of Rancho La Puerta in Tecate, Mexico, a consistent winner of Travel & Leisure’s “Best Spa Destination”, as well as a Bi-Annual Lecturer on Nutrition and Natural Healing Modalities at Rancho La Puerta. In 2018, Mr. Fischer was an invited lecturer on “The Concept of Holistic Living” at the Omega Institute, Rhinebeck, New York. Mr. Fischer holds a Ph.D. in Philosophy and a Masters of Arts degree from the University of Colorado, Boulder, Colorado, and a Bachelor of Arts degree in English and sociology from the University of Regensburg, Regensburg, Germany. Mr. Fischer is the author of numerous publications on 20th century literature, exile literature and intercultural communications. In addition to his expertise in literature, Mr. Fischer has a deep interest in psychology, holistic living and natural nutrition. Mr. Fischer is a resident of British Columbia, Canada. Mr. Fischer is not standing for re-election and his term will end at the annual meeting of shareholders.

Peter Robinson, Director (June 14, 2018 to present). Mr. Robinson, 67, possesses diverse leadership experience spanning more than four decades in business, government and the non-profit sectors. He was Chief Executive Officer of the David Suzuki Foundation from 2008 to 2017 and, from 2000 to 2008, was Chief Executive Officer of Mountain Equipment Co-op, a Canadian consumers’ cooperative that sells outdoor recreation gear and clothing exclusively to its members. From 1983 to 2000, Mr. Robinson held a number of positions with BC Housing, a government agency, including Chief Executive Officer from 1999 to 2000. Mr. Robinson holds a Bachelor of Arts degree in geography from Simon Fraser University, Burnaby, British Columbia, and a Master of Arts degree in Conflict Analysis and Management and a Doctor of Social Sciences degree, both from Royal Roads University, Victoria, British Columbia. He has been extensively involved in community and humanitarian work, including serving as a director from 2012 to 2017 of Imagine Canada, a national charitable organization, governor of the Canadian Red Cross Society from 2010 to 2012, and Chair of the Board of Governors and Chancellor of Royal Roads University from 2007 to 2010. Mr. Robinson is a resident of British Columbia, Canada.

Family Relationships

Sarah Segal, the Chief Brand Officer of DAVIDsTEA, is the daughter of Herschel Segal, Chairman of the Board of Directors and Interim Chief Executive Officer of the Company and the owner of Rainy Day Investments Ltd., which controls approximately 46% of the outstanding shares of DAVIDsTEA.

Audit Committee

Function of Audit Committee

The Audit Committee of the Board of Directors (the “Audit Committee”) operates under a written charter adopted by the Board of Directors. The Charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Audit Committee’s primary responsibilities and duties include, but are not limited to:

•

Assisting the Board in fulfilling its oversight responsibilities as they relate to the Company’s accounting policies and internal controls, financial reporting practices and legal and regulatory compliance;

•	reviewing the Company’s compliance with certain legal and regulatory requirements;

•

overseeing the process by which management shall design, implement, amend, maintain, and enforce a comprehensive system of financial controls (including the right internal and external people and resources, policies, processes and enforcement) and reviewing our financial reporting processes and internal controls;

•

appointing, compensating, retaining and overseeing the work of any registered public accounting firm engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attest services and reviewing and appraising the audit efforts of our independent accountants;

•

discussing the Company’s major business, operational, and financial risk exposures and the guidelines, policies and practices regarding risk assessment and risk management, including derivative policies, insurance programs and steps management has taken to monitor and control major business, operational and financial risks;

•

establishing procedures for (i) the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	engaging independent counsel and other advisers, as necessary;

•	determining funding of various services provided by accountants or advisers retained by the Audit Committee;

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

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended February 1, 2020 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for the year ended February 1, 2020 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

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

Board of Directors

Independence

The Board of Directors consists of six directors, five of whom are non-employee directors. Herschel Segal, Pat De Marco, Emilia Di Raddo, Ludwig Max Fischer and Peter Robinson were initially elected as directors at the annual meeting of shareholders held on June 14, 2018. Susan L. Burkman was appointed as a director on August 23, 2018. All six directors were elected at the Company’s annual and special meeting of shareholders held on July 10, 2019. Directors are elected or appointed to hold office until the next annual meeting of shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Four of the six directors comprising the Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees. Under that provision, Susan L. Burkman, Pat De Marco, Ludwig Max Fischer and Peter Robinson are considered independent, while Herschel Segal is not considered to be independent in that he is an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors may meet in the absence of members of management and the non-independent directors. An in camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

As Herschel Segal, Chairman of the Board, is not an independent director, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director” on September 23, 2018 upon the recommendation of the CGNC.

The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on the Company’s Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

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

Conflicts of Interest

In accordance with applicable law and the Company’s policy, each director is required to disclose to the Board any potential conflict of interest he or she may have in a matter before the Board or a committee thereof at the beginning of the Board or committee meeting. A director who is in a potential conflict of interest must not attend any part of the meeting during which the matter is discussed or participate in a vote on such matter.

Formal Position Descriptions

The Board has not adopted formal position descriptions for the Chairman of the Board or the Board Committee Chairs. The Board has adopted a formal position description the CEO.

Chairman of the Board

The Board of Directors has not adopted a written position description for the Chairman of the Board of Directors. The primary responsibilities of the Chairman of the Board are to provide leadership to the Board in order to enhance Board effectiveness and to oversee that the relationship among the Board, management, shareholders and other stakeholders is effective, efficient and further to the best interests of the Company, chair meetings of the Board of Directors, and ensure Board meetings function appropriately.

Committee Chairs

The Board of Directors has not adopted a written position description for the Chair of each Board Committee. The primary role and responsibility of the Chair of each Committee of the Board of Directors is to: (i) in general, ensure that the Committee fulfills its mandate, as determined by the Board of Directors; (ii) chair meetings of the Committee; (iii) report thereon to the Board of Directors; and (iv) act as liaison between the Committee and the Board of Directors and, if necessary, management of the Company.

Chief Executive Officer

The Board of Directors has adopted a written position description for the CEO. The position description provides that the CEO will report to the Board of Directors and that the prime responsibility of the CEO is to lead the Company by providing a strategic direction that includes the development and implementation of plans, policies, strategies and budgets for the growth and profitable operation of the Company. In fulfilling such responsibilities, the Chief Executive Officer will, among other things: (i) see that the day-to-day business affairs of the Company are appropriately managed; (ii) work with key stakeholders to develop the Company’s strategic plan that is aligned with the Board of Directors; (iii) recommend to the Board of Directors and, following their approval by the Board, consistently strive to achieve the Company’s financial and operating goals and objectives; (iv) formulate policies and proposed actions and present to the Board of Directors for approval the long-term business plan, strategies and policies that lead to the creation of shareholder value; (v) develop and recommend to the Board of Directors annual business plans and budgets that support the Company’s long-term business plan and strategies; and (f) oversee the Company’s achievement and maintenance of a satisfactory competitive position within its industry.

The Human Resources and Compensation Committee (“HRCC”) reviews and approves corporate goals and objectives relating to the compensation of the CEO, evaluates the performance of the CEO in light of those goals and objectives and determines and approves the compensation of the CEO based on such evaluation.

Election of Directors

The articles of the Company provide that the Board shall consist of not less than three and not more than fifteen directors. Each director is elected for a one-year term ending at the next annual meeting of shareholders or when his or her successor is elected, unless he or she resigns or his or her office otherwise becomes vacant.

Committees of the Board

The Board has established the Audit Committee, the HRCC and the CGNC and has delegated to each of these committees certain responsibilities that are set forth in their respective mandates.

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Independent consultants may be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee who must qualify as an independent director. The three members of the HRCC are Ludwig Max Fischer (chair), Susan L. Burkman and Emilia Di Raddo. The HRCC Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

Corporate Governance and Nominating Committee

The primary purpose of the CGNC is to assist the Board of Directors in fulfilling its corporate governance and oversight responsibilities in connection with; monitoring the composition and performance of the Board and its committees, developing and implementing a Board succession planning process, overseeing corporate governance matters, and evaluating the performance of the Governance Committee.

The three members of the CGNC are Peter Robinson (chair), Pat De Marco and Ludwig Max Fischer. The Charter of the CGNC is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com.

Board and Committee Meetings

During the period from February 2, 2019 to the date hereof, inclusively, the Board of Directors held ten meetings, the Audit Committee held four meetings, the HRCC held four meetings and the CGNC held four meetings. The Company does not have an Executive Committee. Attendance of directors at the meetings is set out in the table below.

	Board Meetings	Audit Committee Meetings	HRCC Meetings	CGNC Meetings	Total
Hershel Segal	10/10	––	––	––	10/10
Susan L. Burkman	10/10	7/7	––	––	17/17
Anne Darche(1)	4/5	––	3/4	––	7/9
Pat De Marco	10/10	7/7	––	5/5	22/22
Emilia Di Raddo	10/10	––	7/7	––	17/17
Ludwig Max Fischer	10/10	––	7/7	5/5	22/22
Peter Robinson	10/10	7/7	––	5/5	22/22

_________________

(1) Resigned as a director on September 11, 2019.

In Camera Sessions

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors may meet in the absence of the non-independent directors and members of management. Such meetings are chaired by the Lead Director. An in camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary.

Other Directorships

The following directors are currently directors of other issuers that are reporting issuers (or the equivalent) in a jurisdiction of Canada or a foreign jurisdiction:

Name of Director	Issuer
Herschel Segal	Le Chateau Inc.
Emilia Di Raddo	Le Chateau Inc.

Ethical Business Conduct

The Company’s Code of Ethics for Senior Managers and Financial Officers (the “Code of Ethics”) is applicable to all of DAVIDsTEA’s directors, senior managers and financial officers and has been developed to promote the honest and ethical conduct of our directors, senior managers and financial officers, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by the Company; and to promote compliance with all applicable rules and regulations that apply to the Company and its officers. The Code of Ethics is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. The Code of Ethics addresses several matters, including conflicts of interest, integrity of corporate records, confidentiality of corporate information, protection and use of corporate assets and opportunities, insider trading, compliance with laws and reporting of unethical or illegal behaviour. No waiver has ever been granted to a director or executive officer in connection with the Code of Ethics.

In addition to monitoring compliance with the Code of Ethics, the Board has adopted whistleblowing procedures for reporting unethical or questionable acts by the Company or employees thereof. Complaints can be made via telephone at a confidential line called the integrity line. Any human resources-related question is directed to our Head of Human Resources while any issue of misconduct or fraud is directed to the Chair of the Audit Committee who is responsible to oversee the whistleblowing procedures.

Board Mandate

The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on the Company’s Investor Relations website at http://ir.davidstea.com under “Corporate Governance” and on SEDAR at www.sedar.com. As set out in the Charter of the Board of Directors, the responsibilities of the Board include the following:

(i)	adopting a strategic planning process, and approving, on at least an annual basis, the principal business objectives for the Company;

(ii)	identifying the principal risks applicable to the Company, ensuring that procedures are in place for the management of those risks with a view to the long-term viability of the Company and its assets, and conducting an annual review of such risks;

(iii)	overseeing the Company’s corporate governance policies and practices and their disclosure in public disclosure documents;

(iv)	adopting a Code of Business Ethics and Conduct applicable to directors, officers and employees of the Company;

(v)	satisfying itself of the integrity of the Chief Executive Officer and the other executive officers and ensuring that they create a culture of integrity throughout the organization;

(vi)	appointing the Chief Executive Officer and, together with the Chief Executive Officer, developing the corporate goals and objectives that the Chief Executive Officer is responsible for meeting, and reviewing the performance of the Chief Executive Officer against such goals and objectives;

(vii)	reviewing and approving the Company’s financial statements, management’s discussion and analysis, earnings press releases and other disclosure material filed with the securities commissions;

(viii)	reviewing and approving annual operating plans, budgets and significant capital allocations and expenditures and periodically receive an analysis of actual results versus approved budgets;

(ix)	serving as an advisor to management and reviewing and approving major business decisions including material transactions outside the ordinary course of business and those matters which the Board is required to approve under the Company’s governing statute, including the payment of dividends, the issuance, purchase and redemption of securities, and acquisitions and dispositions of material capital assets;

(x)	reviewing and monitoring, with the assistance of the Audit Committee (a) the adequacy and effectiveness of the Company’s internal controls and management information systems over financial reporting, including significant deficiencies and significant changes in internal controls, (b) the quality and integrity of the Company’s external financial reporting processes, and (c) related procedures and reporting; and

(xi)	overseeing, in consultation with management, compliance with disclosure requirements applicable to the Company, including disclosure of material information in accordance with applicable securities laws and stock exchange rules.

Board, Committees and Directors Performance Assessment

On an annual basis, the CGNC is responsible for the process of assessing the performance and effectiveness of the Board as a whole, the Board Committees, Committee Chairs and individual directors. Questionnaires are distributed to each director for the purpose of (i) evaluating the Board’s responsibilities and functions, its operations, how it compares with boards of other companies on which the directors serve and the performance of the Board’s Committees and (ii) inviting directors to make suggestions for improving the performance of the Chairman of the Board, Committee Chairs and individual directors. The results of the questionnaires are compiled by the CGNC on a confidential basis to encourage full and frank commentary. The CGNC can meet with Board members individually in order to discuss the questionnaires. The results of the questionnaires as well as any issues raised during individual discussions are presented and discussed at a following meeting of the Board. At all times, Board members are free to discuss among themselves the performance of a fellow director, or to submit such matter to the CGNC. Based on the outcome of the discussion, the CGNC then presents to the Board the assessment’s findings and its recommendations to enhance the performance and effectiveness of the Board and its Committees.

Director Selection

Skills and Experience of Directors

The process by which the Board establishes new candidates for Board nominations lies within the discretion of the Board of Directors with a view of the best interests of the Company and in accordance with the corporate governance guidelines. Pursuant to the Company’s governing statutes, and our articles and by‑laws, new candidates for Board nominations can be proposed by the shareholders and will be voted on by the shareholders at each annual meeting of shareholders.

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

Term Limits

The Board does not impose nor does it believe that it should establish term limits or retirement age limits for its directors, as such limits may cause the loss of experience and expertise important to the optimal performance of the Board.

Diversity and Gender Diversity

The Company does not have a formal policy on diversity on the Board of Directors or in senior management positions. The Company is, however, mindful of the benefit of diversity of the Board of Directors and senior management, including the representation of women, Aboriginal peoples, persons with disabilities and members of visible minorities on the Board and in senior management positions, and the need to maximize their effectiveness and respective decision‑making abilities. Accordingly, in searches for new candidates, while the Company seeks to recruit or appoint the most qualified individuals for particular positions, it considers the merit of potential candidates based on a balance of skills, background, experience and knowledge, including taking into consideration diversity such as gender, age and geographic areas.

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2019 Summary Compensation Table” below. In Fiscal 2019, our “Named Executive Officers” and their positions were as follows:

•	Herschel Segal, Interim Chief Executive Officer and Chairman of the Board

•	Frank Zitella, Chief Financial Officer and Chief Operating Officer

•	Sarah Segal, Chief Brand Officer

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on this Form 10-K “Cautionary Note Regarding Forward-Looking Statements”.

Executive and Director Compensation

Processes and Procedures for Compensation Decisions

The HRCC is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. The HRCC reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. Our HRCC has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our HRCC, in consultation with our Chief Executive Officer, reviews and approves all compensation for the other officers and directors. Our Chief Executive Officer also makes compensation recommendations for our other executive officers and initially proposes the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the HRCC.

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

Hedging Prohibition

Hedging transactions can be accomplished through a variety of mechanisms including prepaid forward contracts, equity swaps and collars and other similar devices. Because hedging transactions permit the holder of the securities to continue to own the securities without the full risks and rewards of ownership, such transactions can cause the interests of such holder not to be aligned with our other shareholders and therefore the employees, officers and directors are prohibited from hedging any equity-based compensation or shares of the Company.

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

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the Named Executive Officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly-skilled executives. The HRCC determined that the most meaningful measure of successful growth was Comparable Sales and selected other financial objectives in line with the Company’s short-term corporate goals, which, together with Comparable Sales, would form the basis for the annual incentive program. The HRCC reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2019, the annual incentive formula attributed 75% to corporate Comparable Sales growth and 25% to other financial objectives. Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment. For the fiscal year ended February 1, 2020 the Company did not meet the annual incentive program targets.

Mid- and Long-Term Incentive Plans

In 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with our IPO. All equity and equity‑based awards, including awards to the Named Executive Officers, are made under the 2015 Omnibus Plan. Accordingly, the RSU and option awards made in Fiscal 2019 to executive officers were made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price and are not subject to currency conversion.

The target award values for the Named Executive Officers are indicated in the table below. Actual Fiscal 2019 awards can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or restricted share units/performance share units granted based on the target award values.

	Target	Maximum
Name	Value	Value
	(% of salary)

Herschel Segal	75%	150%
Frank Zitella	40%	80%
Sarah Segal	40%	80%
Nathalie Binda	25%	50%
Martin Hillcoat	25%	50%

Summary Compensation Table

The following table illustrates the compensation paid to the Named Executive Officers for the last two completed fiscal years, as applicable.

						Non-equity incentive
						plan compensation		All
						Annual	Long-term	other
				Stock	Option	incentive	incentive	compensation	Total
		Salary	Bonus	Awards(5)	Awards(6)	plan(7)	plan	(8)	Compensation
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)
Herschel Segal (1)	2019	400,000	-	240,000	-	-	-	-	640,000
Interim Chief Executive Officer and Chairman of the Board	2018	250,000	-	-	-	-	-	-	250,000

Frank Zitella (2)	2019	382,981	-	160,000	-	-	-	1,154	544,135
Chief Financial and Operating Officer	2018	50,000	-	-	-	-	-	-	50,000

Sarah Segal (3)	2019	230,000	-	92,000	-	-	-	-	322,000
Chief Brand Officer	2018	230,000	-	72,661	-	-	-	-	302,661

Nathalie Binda (4)	2019	231,241	5,000	53,750	-	-	-	-	289,991
Former VP Marketing & Ecommerce	2018	83,519	10,000	-	-	-	-	-	93,519

Martin Hillcoat (5)	2019	215,000	5,000	53,750	-	-	-	-	273,750
VP Supply Chain	2018	86,000	10,000	-	-	-	-	-	96,000

Notes:

(1)	Herschel Segal was appointed Interim Chief Executive Officer and Chairman of the Board on June 14, 2018.

(2)	Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018 and Chief Operating Officer on April 26, 2019.

(3)	Sarah Segal was appointed Chief Brand Officer on August 21, 2018 and prior thereto was the Company’s VP Product Development and Innovation.

(4)	Nathalie Binda was appointed VP Marketing & Ecommerce on September 7, 2018 and held such position until January 22, 2020.

(5)	Martin Hillcoat was appointed VP Supply Chain on September 4, 2018.

(6)

Amounts shown reflect the aggregate grant date fair market value of time-vesting RSUs granted to Named Executive Officers on June 20, 2019 and April 19, 2018, under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in note 15 to the Company’s Consolidated Financial Statements for the fiscal year ended February 1, 2020.

(7)	No option awards were granted during the last two fiscal years.

(8)	Represents the awards earned during the year under the Short-Term Annual Incentive Program.

(9)	The amount shown represents professional association fees paid for Mr. Zitella.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets out information regarding outstanding awards in U.S. dollars held by the Named Executive Officers as of February 1, 2020.

		Share Awards
		Number of shares	Market value of
		or units of	shares or units of
		stock that	stock that
	Grant	have not vested(6)	have not vested(7)
Name	Date	(#)	($)
Herschel Segal (1)	6/20/2019	137,657	198,226
Interim Chief Executive Officer and Chairman of the Board

Frank Zitella (2)	6/20/2019	91,772	132,152
Chief Financial and Operating Officer

Sarah Segal (3)	6/20/2019	52,769	75,987
Chief Brand Officer	4/19/2018	12,540	18,058
		65,309	94,045

Nathalie Binda (4)	-	-	-
Former VP Marketing & Ecommerce

Martin Hillcoat (5)	7/12/2019	26,092	37,572
VP Supply Chain

Notes:

(1)	Herschel Segal was appointed Interim Chief Executive Officer and Chairman of the Board on June 14, 2018.

(2)	Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018 and Chief Operating Officer on April 26, 2019.

(3)	Sarah Segal was appointed Chief Brand Officer on August 21, 2018 and prior thereto was the Company’s VP Product Development and Innovation.

(4)	Nathalie Binda was appointed VP Marketing & Ecommerce on September 7, 2018 and held such position until January 22, 2020

(5)	Martin Hillcoat was appointed VP Supply Chain on September 4, 2018.

(6)

Unless terminated, forfeited, relinquished or expired earlier, one quarter of the RSUs will vest on each of the first two anniversaries of the grant date and the remaining half of the RSUs will vest on the third anniversary of the grant date. Shares subject to the RSUs will not vest on any vesting date unless the NEO has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the LTIP plan further discussed in Item 11 – Executive Compensation.

(7)

The market value is calculated by multiplying the closing price of the Shares on the NASDAQ Global Market on February 1, 2020, being the last day of the fiscal year, which was US$1.44 per Share, by the number of RSUs that had not vested as of such date.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Plan Category	Plan Name	(a) Number of Securities to be Issued Upon Exercise of Options (1) (#)	Weighted Average Exercise Price of Outstanding Options $	Weighted Average Remaining Term of Outstanding Options (years)	(b) Number of Securities to be Issued Upon Vesting of Restricted Stock Units(#)	Weighted Average Fair Value Price of Restricted Stock Units	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a,b)) (#)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan ("Equity Plan")(1)	18,000	2.66	1.46			-
	2015 Omnibus Equity Incentive Plan (2)	58,350	8.04	4.05	749,522	1.64	1,823,962
Equity compensation plans not approved by security holders	n/a	-			-		-
Total		76,350			749,522		1,823,962

(1)

Since the adoption of the 2015 Omnibus Plan in connection with the IPO, no awards have been or will be made under the Equity Plan. Outstanding options previously granted under the Equity Plan remain subject to the terms of the Equity Plan.

(2)	The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan increased by 1,500,000 shares to 2,940,000 shares in the current year

Termination and Change in Control Benefits

The Named Executive Officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment pursuant to the employment agreement between the executive and the Company.

Frank Zitella

Voluntary Resignation

The Company has entered into an employment agreement with Frank Zitella, Chief Financial Officer and Chief Operating Officer of the Company. If Mr. Zitella remains a full-time employee of the Company for a period of six months following a change of control of the Company, as that term is defined in his employment agreement, and he resigns within a period of 15 days thereafter, Mr. Zitella will be entitled to an amount equal to a prorated portion of the performance bonus (if any) which becomes payable for the year during which the termination of employment occurs, and payment of any awarded but unpaid performance bonus for the year preceding the year during which the termination of employment occurs. In addition, any stock options, RSUs, stock units or other long-term incentive grants held by Mr. Zitella will be deemed vested on the date of his resignation.

Within a six-month period after the appointment of any new Chief Executive Officer, Mr. Zitella may resign at his discretion and be entitled to an amount equal to a prorated portion of the performance bonus (if any) which becomes payable for the year during which the resignation occurs, and payment of any awarded but unpaid performance bonus for the year preceding the year during which the resignation occurs. In addition, any stock options, RSUs, stock units or other long-term incentive grants held by Mr. Zitella will be deemed vested on the date of his resignation.

Termination Without Cause

Mr. Zitella’s employment agreement provides that if his employment is terminated by the Company without cause, Mr. Zitella will be entitled to a severance payment equivalent to twelve months of base salary, an amount equal to a prorated portion of the performance bonus (if any) which becomes payable for the year during which the termination of employment occurs, and payment of any awarded but unpaid performance bonus for the year preceding the year during which the termination of employment occurs. In addition, any stock options, RSUs, stock units or other long-term incentive grants held by Mr. Zitella will be deemed vested on the date of his termination.

Termination Due to Death

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

Termination Due to Disability

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

Retirement

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

Director Compensation

Compensation of Directors

The Company’s compensation policy for directors is designed to enable the Company to attract and retain highly qualified non-employee directors. Under the policy, directors received the cash and equity compensation set forth below. At a meeting of the Board of Directors held on April 17, 2020, the directors agreed to a reduction of 20% in all annual retainers for the balance of 2020.

Board Chair
Annual retainer	$125,000
Annual target equity grant	15,000 RSUs or DSUs, at the option of the director

Board member
Annual retainer	$50,000
Annual target equity grant	7,500 RSUs or DSUs, at the option of the director

Board meeting fees	$1,000 for attendance in person and $500 for teleconference
Lead Director
Annual retainer	$25,000

Audit Committee Chair
Additional annual retainer	$15,000 minimum
Audit Committee meeting fees	$1,000 for attendance in person and $500 for teleconference

Human Resources and Compensation Committee Chair
Additional annual retainer	$10,000 minimum

Human Resources and Compensation Committee meeting fees	$1,000 for attendance in person and $500 for teleconference

Corporate Governance and Nominating Committee Chair
Additional annual retainer	$10,000 minimum

Corporate Governance and Nominating Committee meeting fees	$1,000 for attendance in person and $500 for teleconference

Under the Corporation’s director compensation policy, the Board of Directors retains discretion with respect to annual retainers, equity grants, and meeting fees. Annual retainer and meeting fees are paid in quarterly cash payments. Equity grants generally will be made in the form of RSUs or DSUs granted under the 2015 Omnibus Plan and will generally vest in full on the first anniversary of the grant date. At a meeting of the Board of Directors held on April 17, 2020, the directors agreed to a reduction of 20% in all annual retainers for the balance of 2020.

Director Compensation Table

The following table sets out information concerning all amounts of compensation provided to the directors of the Company for their services in that capacity for the fiscal year ended February 1, 2020.

					Change in
					pension
					value and
	Fees			Non-equity	non-qualified
	earned			incentive	deferred	All
	or paid	Stock	Option	compensation	compensation	other
	in cash	awards	awards	plan	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Herschel Segal	143,500	26,152	-	-	-	-	169,652
Susan L. Burkman	64,000	13,076	-	-	-	-	77,076
Anne Darche(1)	38,278	13,076	-	-	-	-	51,354
Pat De Marco	108,000	13,076	-	-	-	-	121,076
Emilia Di Raddo	59,000	13,076	-	-	-	-	72,076
Ludwig Max Fischer	76,000	13,076	-	-	-	-	89,076
Peter Robinson	75,500	13,076	-	-	-	-	88,576

Notes:

(1)	Resigned as a director on September 11, 2019

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial aircraft.

Value vested or earned during the year for directors

The following table sets out information regarding option-based awards and share-based awards that vested in the fiscal year ended February 1, 2020 for our directors. All share based awards that vested in Fiscal 2019 are disclosed in U.S. dollars.

			Non-equity
			incentive
	Option-based	Share-based	plan
	awards -	awards -	compensation -
	Value vested	Value vested	Value earned
	during	during	during
	the year(1)	the year	the year
Name	($)	($)	($)
Herschel Segal	-	19,950	-
Susan L. Burkman	-	12,737	-
Anne Darche	-	13,650	-
Pat De Marco	-	9,975	-
Emilia Di Raddo	-	9,975	-
Ludwig Max Fischer	-	9,975	-
Peter Robinson	-	9,975	-

Notes:

(1)	The directors do not hold any stock options. Anne Darche, a former director, did not hold any stock options.

Indebtedness of Directors and Officers

As of June 1, 2020, no executive officer, director, proposed nominee for election as a director or employee, former or present, of the Company was indebted to the Company including in respect of indebtedness to others where the indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement provided by the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of June 1, 2020 by;

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares,

•	each of our directors and director nominees,

•	each of our Named Executive Officers, and

•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 26,099,477 common shares outstanding as of June 1, 2020.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of June 1, 2020 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of June 1, 2020, 1,485 shares were owned by 3 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is AST Trust Company (Canada), Montréal.

	Shares Beneficially Owned
	as at June 1, 2020
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,012,538	46.03%

Named Executive Officers and Directors:
Herschel Segal(2)	176,681	*
Frank Zitella(3)	91,772	*
Sarah Segal(4)	67,459	*
Pat De Marco(5)	15,000	*
Emilia Di Raddo(6)	28,743	*
Ludwig Max Fischer(7)	15,000	*
Peter Robinson(8)	15,000	*
Susan L. Burkman(9)	12,001	*
All executive officers and directors as a group	421,656	*

Notes:

*	represents less than 1%.

(1)

Rainy Day Investments Ltd. (“Rainy Day”) is a company controlled by Herschel Segal, Chairman of the Board and Interim Chief Executive Officer of the Company, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier Street, Mount Royal, Québec, Canada, H4P 1N1.

(2)	Herschel Segal holds 37,500 DSUs, 137,658 RSUs and 1,523 common shares.

(3)	Frank Zitella holds 91,772 RSUs.

(4)	Sarah Segal holds 7,500 DSUs and 59,959 RSUs.

(5)	Pat De Marco holds 15,000 DSUs.

(6)	Emilia Di Raddo holds 15,000 RSUs and 13,743 common shares.

(7)	Ludwig Max Fischer also holds 7,500 DSUs and 7,500 RSUs.

(8)	Peter Robinson holds 15,000 RSUs.

(9)	Susan L. Burkman holds 7,500 DSUs and 4,501 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves related-party transactions or recommends related-party transactions for review by independent members of our Board of Directors. Each of the transactions described below have been reviewed by our Audit Committee.

Related party transactions are fully described in Note 20 – Related party transactions, in this Annual Report and excerpts included herein.

Loan to a company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day, as guarantor, pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million. The loan agreement was amended on September 13, 2019 to reflect a maximum amount of $2.0 million. The interest rate on the loan was equal to the prime rate of the Bank of Montreal plus 1%, and was payable monthly. Rainy Day guaranteed all of Squish’s obligations to the Company under the loan agreement and, as security in full for the guarantee, granted a movable hypothec (or lien) in favour of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, an officer of DAVIDsTEA. Rainy Day, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Chairman, Interim Chief Executive Officer and a director of DAVIDsTEA. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

As of February 1, 2020, $2.0 million was outstanding under the agreement at an effective interest rate of 5%. Subsequent to year end, the loan in the amount of $2.0 million and outstanding interest thereon were repaid in full.

Purchase of merchandise for resale from a company controlled by an executive of the Company

During the year ended February 1, 2020, the Company purchased merchandise for resale from a company controlled by one of its executive officers amounting to $124 [February 2, 2019 — $241; February 3, 2018 — 87]. As of February 1, 2020, an amount of $48 was outstanding and presented in Trade and other payables.

Infrastructure and administrative services provided to a company controlled by an executive of the Company

The Company also provided infrastructure and administrative services of $312 [February 2, 2019 — nil; February 3, 2018 — nil] to a company controlled by one of its executive officers. As of February 1, 2020, the amount of $312 was outstanding and presented in Accounts and other receivables. Subsequent to year end, the amount was fully paid.

Purchase of perpetual license rights to a reporting data model, associated intellectual property and consulting services from a related party of the principal shareholder

During the year-ended February 1, 2020, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for $200 [February 2, 2019 — nil] and spent $237 [February 2, 2019 — nil; February 2018 — nil] for consulting services from a related party of the principal shareholder. As of February 1, 2020, an amount of $28 was outstanding and presented in Trade and other payables.

Director Independence

After giving effect to the resignation on September 11, 2019 of Anne Darche, four of our six directors that make up our board of directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees under Canadian securities laws and the NASDAQ rules. Under these rules, Susan L. Burkman, Pat De Marco, Ludwig Max Fischer and Peter Robinson are considered independent, whereas Herschel Segal is not considered to be independent in that he is an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

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

Family Relationships

Sarah Segal, Chief Branding Officer of DAVIDsTEA, is the daughter of Herschel Segal, who is the owner of Rainy Day. Rainy Day owns approximately 46% of the outstanding shares of the Company. Mr. Segal is our Interim Chief Executive Officer and Chairman of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out the aggregate fees billed to the Company for the fiscal years ended February 1, 2020 and February 2, 2019 by EY:

	For the year ended
	February 1,	February 2,
	2020 $	2019 $

Audit fees (1)	583,000	518,500
Audit-related fees (2)	-	-
Tax fees (3)	132,521	111,181
All other fees (4)		-
	715,521	629,681

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

All fees paid and payable by the Company to EY in Fiscal 2019 and Fiscal 2018 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of February 1, 2020, and February 2, 2019:
Consolidated Balance Sheets
For the years ended February 1, 2020, February 2, 2019, and February 3, 2018:
Consolidated Statements of Loss and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
4.1	Description of Share Capital	10-K	5/2/2019	4.1
10.2	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.4	Form of Nonstatutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.5	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.6	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.7	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.41
10.8	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.9	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.10	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.11	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.24	Loan Agreement, effective May 7, 2019, as amended September 13, 2019, between DAVIDsTEA Inc. and Oink Oink Candy Inc.	8-K	9/17/2019	10.1
10.25	Movable Hypothec on Securities between DAVIDsTEA Inc. and Rainy Day Investments LTD.	8-K	9/17/2019	10.2
10.26	Collaboration and Shared Services Agreement, effective February 21, 2019, between DAVIDsTEA Inc. and Oink Oink Candy Inc.	8-K	9/17/2019	10.3
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.			Filed herewith
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

				Filed herewith

101.INS	XBRL Instance Document			Filed herewith
101.SCH	XBRL Taxonomy Extension Schema			Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase			Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase			Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase			Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase			Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DAVIDsTEA INC.

Date: June 15, 2020	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Interim Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Herschel Segal	Interim Chief Executive Officer and Chairman of the Board
Name: Herschel Segal	(principal executive officer)

/s/ Frank Zitella	Chief Financial and Operating Officer
Name: Frank Zitella	(principal financial officer and principal accounting officer)

/s/ Pat De Marco	Director
Name: Pat De Marco

/s/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/s/ Ludwig Max Fischer	Director
Name: Ludwig Max Fischer

/s/ Susan L. Burkman	Director
Name: Susan L. Burkman

/s/ Peter Robinson	Director
Name: Peter Robinson

Date: June 15, 2020

