Form 10-Q
period 2020-05-02
DAVIDsTEA Inc.
filed 2020-07-31
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

As of July 27, 2020, 26,103,477 common shares of the registrant were outstanding.

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

The Company is filing this Quarterly Report on Form 10-Q for the quarter ended May 2, 2020 (the “Quarterly Report”) in reliance on the Order due to circumstances related to the COVID-19 pandemic. In particular, the Company could not file this Quarterly Report within the time period specified under the Exchange Act due to significant disruption of its business by the COVID-19 pandemic and related mitigation efforts, such as instituting remote work arrangements, which have negatively impacted the Company’s ability to prepare its Quarterly Report.

Pursuant to the requirements of the Order, the Company filed a Current Report on Form 8-K with the SEC on June 15, 2020 indicating our intention to rely upon the Order with respect to the filing of this Quarterly Report, which would have otherwise been required to have been filed by June 16, 2020. This Quarterly Report is being filed within the 45-day extension period provided by the Order.

In this Quarterly Report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CAD,” “CND$,” “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars,” “US$” and “USD” mean U.S. dollars.

On July 24, 2020, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.3425.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		May 2,	Feb 1,
		2020	2020
		$	$
ASSETS
Current
Cash		39,343	46,338
Accounts and other receivables		4,371	6,062
Inventories	[Note 5]	23,450	22,363
Income tax receivable		795	1,196
Prepaid expenses and deposits		4,928	4,542
Total current assets		72,887	80,501
Property and equipment	[Note 6]	3,657	17,737
Intangible assets		6,149	6,339
Right-of-use assets	[Note 7]	7,139	35,082
Total assets		89,832	139,659
LIABILITIES AND EQUITY
Current
Trade and other payables		18,000	20,794
Deferred revenue		6,560	6,852
Current portion of lease liabilities	[Note 7]	18,415	16,434
Total current liabilities		42,975	44,080
Non-current portion of lease liabilities	[Note 7]	70,464	72,230
Total liabilities		113,439	116,310
Commitments and contingencies
Equity
Share capital	[Note 8]	112,917	112,843
Contributed surplus		1,734	1,577
Deficit		(137,997)	(92,278)
Accumulated other comprehensive income		(261)	1,207
Total equity		(23,607)	23,349
Total liabilities and equity		89,832	139,659

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		May 2,	May 4,
		2020	2019

Sales	[Note 13]	32,242	44,265
Cost of sales		17,569	17,929
Gross profit		14,673	26,336
Selling, general and administration expenses	[Note 10]	59,034	28,020
Results from operating activities		(44,361)	(1,684)
Finance costs		1,667	1,827
Finance income		(240)	(191)
Net loss		(45,788)	(3,320)

Other comprehensive loss
Items to be reclassified subsequently to income:
Cumulative translation adjustment		(1,468)	(497)
Other comprehensive loss, net of tax		(1,468)	(497)
Total comprehensive loss		(47,256)	(3,817)
Net loss per share:
Basic and fully diluted	[Note 11]	(1.76)	(0.13)
Weighted average number of shares outstanding
Basic and fully diluted	[Note 11]	26,088,127	26,019,594

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 2,	May 4,
	2020	2019
	$	$
OPERATING ACTIVITIES
Net loss	(45,788)	(3,320)
Items not affecting cash:
Depreciation of property and equipment	1,243	1,325
Amortization of intangible assets	512	399
Amortization of right-of-use assets	2,239	3,102
Impairment of property and equipment and right-of-use assets	39,960	—
Interest on lease liabilities	1,629	1,827
Stock-based compensation expense	313	127
Sub-total	108	3,460
Net change in other non-cash working capital balances related to operations	(4,164)	(3,100)
Cash flows (used in) from operating activities	(4,056)	360

FINANCING ACTIVITIES
Payment of lease liabilities	(4,376)	(5,823)
Cash flows used in financing activities	(4,376)	(5,823)
INVESTING ACTIVITIES
Additions to property and equipment	(272)	(415)
Additions to intangible assets	(317)	(705)
Repayment of loan from a Company controlled by an executive employee	2,026	—
Cash flows from (used in) investing activities	1,437	(1,120)
Decrease in cash during the period	(6,995)	(6,583)
Cash, beginning of the period	46,338	42,074
Cash, end of the period	39,343	35,491
Supplemental Information
Cash paid for:
Interest	50	—
Income taxes (classified as operating activity)	—	—
Cash received for:
Interest	778	195
Income taxes (classified as operating activity)	2,948	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other
	Share	Contributed		Comprehensive	Total
	Capital	Surplus	Deficit	Income	Equity
	$	$	$	$	$
Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the three months ended May 2, 2020	—	—	(45,788)	—	(45,788)
Other comprehensive loss	—	—	—	(1,468)	(1,468)
Total comprehensive loss	—	—	(45,788)	(1,468)	(47,256)
Common shares issued on vesting of restricted stock units	74	(156)	69	—	(13)
Stock-based compensation expense	—	313	—	—	313
Balance, May 2, 2020	112,917	1,734	(137,997)	(261)	(23,607)

Balance, February 2, 2019	112,519	1,400	(61,293)	1,497	54,123
Net loss for the three months ended May 4, 2019	—	—	(3,320)	—	(3,320)
Other comprehensive loss	—	—	—	(497)	(497)
Total comprehensive loss	—	—	(3,320)	(497)	(3,817)
Common shares issued on vesting of restricted stock units	221	(439)	149	—	(69)
Stock-based compensation expense	—	127	—	—	127
Balance, May 4, 2019	112,740	1,088	(64,464)	1,000	50,364

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended May 2, 2020 and May 4, 2019 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three-month period ended May 2, 2020 were authorized for issue in accordance with a resolution of the Board of Directors on July 30, 2020. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

 We are a branded retailer and growing mass wholesaler of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories through, at the date hereof, 18 Company-owned and operated retail stores in Canada, as well as our e-commerce platform at www.davidstea.com. A selection of DAVIDsTEA products is also available in more than 2,500 grocery stores and pharmacies across Canada. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States.

The Company qualifies for the Canada Emergency Wage Subsidy (“CEWS”) under the COVID-19 Economic Response Plan of the Government of Canada. During the first quarter of Fiscal 2020, the Company recognized payroll subsidies totaling $0.8 million under this wage subsidy program as a reduction in the associated wage costs which the Company incurred, which were recognized in Selling, general and administrative expenses. Subsequent to the first quarter, the Company received the above-mentioned $0.8 million and also received an additional $0.5 million under the CEWS program.

On July 8, 2020, the Company announced that it is implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company will continue to operate its online business through its e-commerce platform at www.davidstea.com and its wholesale distribution channel, through which it sells a selection of DAVIDsTEA products in grocery stores and pharmacies across Canada. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company obtained an Initial Order pursuant to the CCAA from the Quebec Superior Court in order to implement the Restructuring Plan (the “Initial Order”).

On July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code. The order of the United States Bankruptcy Court provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against its assets in the United States.

As part of its Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 stores in the United States.

On July 16, 2020, the Company obtained an Amended and Restated Initial Order from the Quebec Superior Court, extending to September 17, 2020 the application of the Initial Order.

On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and continues to negotiate with landlords for the remaining 18 stores.  The lease terminations will take effect on August 9 , 2020 for the initial 82 stores and August 29, 2020, for the additional 82 stores.

2. BASIS OF PREPARATION AND GOING CONCERN UNCERTAINTY

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended February 1, 2020, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended February 1, 2020, other than as disclosed in note 3 below.

Going Concern Uncertainty

In December 2019, a novel strain of coronavirus, responsible for COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the federal, provincial and state governments in order to mitigate the spread of the outbreak required the Company to close all of its retail locations across North America effective March 17, 2020 until further notice. As of the date of this report, the Company has not re-opened any of its stores.

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under applicable laws in both Canada and in the United States in order to accelerate its transition to an online retailer and wholesaler of high-quality tea and accessories. As part of the Restructuring Plan, the Company sent notices to terminate leases for 82 of its stores in Canada and all 42 of its stores in the United States. On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and continues to negotiate with landlords for the remaining 18 stores.

Although the Company continues to offer its products directly to consumers through its online store and in supermarkets and drugstores across Canada, it is unlikely that customers will purchase its products at previous volumes through these alternative channels. Furthermore, the duration and impact of the COVID-19 pandemic is unknown and may influence consumer shopping behavior and consumer demand including online shopping. Notwithstanding that the Company expects to emerge from the restructuring process as a leaner organization, there is no assurance that the Restructuring Plan will be successful and that all relevant and required regulatory, creditor and court approvals will be obtained.

For the quarter ended May 2, 2020, the Company incurred a net loss of $45.8 million. The Company’s current liabilities total $43.0 million as at May 2, 2020. As at May 2, 2020, the Company held cash and accounts and other receivables of $43.7 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, strengthening its business by focusing on how to grow its product portfolio including sales and customer service execution, and effectively optimizing its North American retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization. Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, changes in consumer behavior and the ability to successfully emerge from the Restructuring Plan process.

As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three months ended May 2, 2020 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

3. CHANGES IN ACCOUNTING POLICIES

 Recently Issued Accounting Pronouncements

On May 28, 2020, the IASB issued an amendment to IFRS 16, Leases to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions.

The amendment exempts lessees from having to consider individual lease contracts to determine whether rent concessions occurring as a direct consequence of the COVID-19 pandemic are lease modifications and allows lessees to account for such rent concessions as if they were not lease modifications. It applies to COVID-19-related rent concessions that reduce lease payments due on or before June 30, 2021.

The amendment is effective as of June 1, 2020 but can be applied immediately in any financial statements—interim or annual—not yet authorised for issue. The Company applied the practical expedient to all rent concessions meeting the criteria as set-out in the amendment.  With respect to rent concessions not meeting the definition of a lease modification, the Company elected to account for such concessions by continuing to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease and recognising a separate lease payable in the period that the allocated lease cash payment is due.

As rent concessions were also received in the three-month period ending August 1, 2020, the Company expects there to be further impacts in the second quarter.  The Company is in the process of assessing the impact of the amendment to IFRS 16 on the second quarter ending August 1, 2020.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 1, 2020, other than as disclosed below.

Key sources of estimation uncertainty

Recoverability and impairment of non-financial assets

The temporary store closures as a result of COVID-19, the associated reduction in operating income during the first quarter of fiscal 2020 and the Restructuring Plan are considered to be indicators of impairment and the Company performed an assessment of recoverability for the property and equipment and right-of-use assets associated with its retail locations.

Key judgments in applying accounting principles

Valuation of lease liabilities

The temporary store closures as a result of COVID-19, and the resulting non-payment of rent for the months of April, May and June, as well as the Restructuring Plan led the Company to make significant judgments with respect to the impacts of these events on the lease liabilities as of May 2, 2020, including considerations such as the accounting for rent concessions, and the timing of recognition of provisions related to defaults of leases and store closures.

5. INVENTORIES

                During the quarter ended May 2, 2020, inventories recognized as cost of sales amounted to $8,656 (May 4, 2019 - $11,994).  The cost of inventory includes write-downs of $560 (May 4, 2019 - nil) recorded as a result of net realizable value being lower than cost.

	May 2,	February 1,
	2020	2020
	$	$
Finished goods	20,546	18,590
Goods in transit	527	2,059
Packaging	2,377	1,714
	23,450	22,363

6. PROPERTY AND EQUIPMENT

For the three months ended May 2, 2020, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores to be permanently closed upon the completion of the Restructuring Plan and the remaining stores that are now expected to perform below the Company’s previous projections. As a result of the impairment assessment and the Company’s decision to implement its Restructuring Plan and to accelerate its transition to an online retailer, the Company recorded an impairment loss of $ 13.0 million [May 4, 2019 – nil] of its property and equipment.

Included in the amount above is an impairment loss of $12.8 million for the 206 stores to be permanently closed after the completion of the Restructuring Plan. The remaining $0.2 million of impairment loss was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use for 7 of the 18 stores that will remain open.

For these stores, a value in use of $791 [May 4, 2019 – nil] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience as well as current economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those location, and was then discounted using a pre‑tax discount rate of 13.0% [May 4, 2019 – nil].

For the three-month period ended May 2, 2020, the depreciation expense was $1,243 [May 4, 2019 - $1,325]; with $1,040 recorded in the Canada segment [May 4, 2019 - $1,157], $53 recorded in the U.S. segment [May 4, 2019 - $41], and $150 recorded in corporate selling, general and administration expenses [May 4, 2019 - $127]. Depreciation expense, and impairment losses are reported in the consolidated statement of loss and comprehensive loss under Selling, general and administration expenses (Note 10).

7. LEASES

For the three months ended May 2, 2020, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the right-of-use assets for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores to be permanently closed upon the completion of the Restructuring Plan and remaining stores that are now expected to perform below the Company’s previous projections.

As a result of the impairment assessment and the Company’s decision to implement its Restructuring Plan and to accelerate its transition to an online retailer, the Company recorded an impairment loss of $27.0 million related to the right-of-use assets based on the same assumptions as the impairment loss recorded for the property and equipment (See Note 6).

Included in the amount above is an impairment loss of $24.6 million for the 206 stores to be permanently closed after the completion of the Restructuring Plan and the remaining impairment loss of $2.4 million pertain to 7 of the 18 stores that the Company expects to remain open.

Depreciation expense and impairment losses related to right-of-use assets have been recorded in Selling, general and administration expenses (Note 10) in the consolidated statement of loss and comprehensive loss.

The Company recognized variable lease payments of $49 for the three-month period ended May 2, 2020. In addition, expenses related to leases of low-value assets were $5. These expenses are recorded in Selling, general and administrative expenses (Note 10).

8. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	May 2,	February 1,
	2020	2020
	$	$
Share Capital - 26,099,477 Common shares (February 1, 2020 - 26,086,162)	112,917	112,843

During the three-month periods ended May 2, 2020 and May 4, 2019, no stock options were exercised for common shares.

In addition, during the three-month period ended May 2, 2020, 13,315 common shares [May 4, 2019 – 39,365 common shares] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $74, net of tax [May 4, 2019 — $221] and a reduction in contributed surplus of $156 [May 4, 2019 — $439].

Stock-based compensation

As at May 2, 2020, 1,533,986 [May 4, 2019, 929,053] common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three-month periods ended May 2, 2020 and May 4, 2019.

A summary of the status of the Company’s stock option plan and changes during the three-month periods are presented below.

	For the three months ended
	May 2,		May 4,
	2020		2019
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	76,350	8.96	137,540	7.17
Forfeitures	—	—	(9,020)	6.20
Outstanding, end of period	76,350	8.96	128,520	7.20
Exercisable, end of period	76,350	8.96	127,101	7.12

A summary of the status of the Company’s RSU plan and changes during the three-month periods are presented below.

	For the three months ended
	May 2,		May 4,
	2020		2019
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	749,522	2.17	270,976	5.26
Granted	332,551	1.48	—	—
Forfeitures	(28,117)	1.48	(21,716)	5.73
Vested	(13,315)	5.59	(42,934)	5.15
Vested, withheld for tax	(14,458)	5.63	(33,865)	6.44
Outstanding, end of period	1,026,183	4.43	172,461	5.00

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended May 2, 2020, the Company recognized a stock-based compensation expense of $313 [May 4, 2019 — $127].

9. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	May 2,		May 4,
	2020		2019
	%	$	%	$
Income tax recovery — statutory rate	26.8	(12,122)	26.9	(893)
Non-deductible items	(0.1)	23	(1.0)	33
Unrecognized deferred income tax assets	(26.7)	12,099	(25.9)	860
Income tax provision (recovery) — effective tax rate	—	—	—	—

10. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	May 2,	May 4,
	2020	2019
	$	$
Wages, salaries and employee benefits[1]	8,551	16,517
Depreciation of property and equipment	1,243	1,325
Amortization of intangible assets	512	399
Amortization right-of-use asset	2,239	3,102
Marketing expenses	1,041	1,111
Stores supplies	766	810
Impairment of property and equipment and right-of-use assets	39,960	—
Stock-based compensation	313	127
Other selling, general and administration	4,409	4,629
	59,034	28,020

1Wages, salaries and employee benefits include the grant received for the CEWS under the COVID-19 Economic Response Plan of the Government of Canada of $843.

11. EARNINGS PER SHARE

Basic earnings per share (“EPS”) amounts are calculated by dividing the net loss for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the net loss attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended
	May 2,	May 4,
	2020	2019
	$	$
Net loss for basic EPS	(45,788)	(3,320)
Weighted average number of shares outstanding:
Basic and fully diluted	26,088,127	26,019,594
Net loss per share:
Basic and fully diluted	(1.76)	(0.13)

As a result of the net loss during the three-month periods ended May 2, 2020 and May 4, 2019, the stock options and restricted stock units disclosed in Note 8 are anti-dilutive.

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three-month period ended May 2, 2020, the Company purchased merchandise for resale amounting to $23 [May 4, 2019 - $15] and provided infrastructure and administrative services of $67 [May 4, 2019 - $18] to a company controlled by one of its executive employees.

The Company also spent $44 [May 5, 2019 — nil] for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor, pursuant to which the Company agreed to lend to Squish an amount of up to $4 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2 million. RDI guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, gave a movable hypothec (or lien) in favor of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, an officer of the Company. RDI, the principal shareholder of the Company, is controlled by Herschel Segal, Executive Chairman, Interim Chief Executive Officer and a director of the Company. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

During the first quarter of 2020, the loan of $2 million along with accrued interest of $45 were fully repaid.

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

The Company derives revenue from the following products:

	For the three months ended
	May 2,	May 4,
	2020	2019
	$	$
Tea	26,095	33,424
Tea accessories	4,620	7,655
Food and beverages	1,527	3,186
	32,242	44,265

  Property and equipment, right-of-use assets and intangible assets by country are as follows:

	May 2,	February 1,
	2020	2020
	$	$
Canada	16,807	52,116
US	138	7,042
Total	16,945	59,158

Results from operating activities before corporate expenses per country are as follows:

		For the three months ended
		May 2, 2020
	Canada	US	Consolidated
	$	$	$
Sales	24,045	8,197	32,242
Cost of sales	13,381	4,188	17,569
Gross profit	10,664	4,009	14,673
Selling, general and administration expenses (allocated)	9,531	2,592	12,123
Impairment of property and equipment and right-of-use assets	32,900	7,060	39,960
Results from operating activities before corporate expenses	(31,767)	(5,643)	(37,410)
Selling, general and administration expenses (non-allocated)			6,951
Results from operating activities			(44,361)
Finance costs			1,667
Finance income			(240)
Net loss			(45,788)

		For the three months ended
		May 4, 2019
	Canada	US	Consolidated
	$	$	$
Sales	34,190	10,075	44,265
Cost of sales	14,114	3,815	17,929
Gross profit	20,076	6,260	26,336
Selling, general and administration expenses (allocated)	14,876	4,815	19,691
Results from operating activities before corporate expenses	5,200	1,445	6,645
Selling, general and administration expenses (non-allocated)			8,329
Results from operating activities			(1,684)
Finance costs			1,827
Finance income			(191)
Net loss			(3,320)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $41.

The Company’s foreign exchange exposure is as follows:

	May 2,	February 1,
	2020	2020
	US$	US$
Cash	668	1,928
Accounts receivable	777	778
Accounts payable	2,270	6,090

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

The Company had no foreign exchange contracts outstanding as at May 2, 2020.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist primarily of cash on hand.

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

As at May 2, 2020, the Company had $39.3 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At May 2, 2020, trade and other payables amounted to $18.0 million (February 1, 2020 - $20.4 million) and purchase obligations amounted to $10.6 million (February 1, 2020 - $11.5 million).  On July 8, 2020, the Company announced it is implementing a Restructuring Plan and as a result, trade and other payables due as at July 8, 2020 are subject to a plan of arrangement to be proposed by the Company to its creditors as part of the CCAA proceedings. All trade and other payables from July 9, 2020 onwards are expected to be paid according to negotiated vendor terms or are cash-on-delivery.

Refer to note 2 for details with respect to the going concern uncertainty.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of receivables. Accounts receivable primarily consist of receivables from retail customers who pay by credit card, receivables from our wholesale channel sales, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. As a result, expected credit loss on these financial assets is not significant.

15. SUBSEQUENT EVENTS

As part of its Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 stores in the United States.  On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and continues to negotiate with landlords for the remaining 18 stores.  The lease terminations will take effect on August 9, 2020 and August 29, 2020, respectively.

On July 16, 2020, the Company obtained an Amended and Restated Initial Order from the Quebec Superior Court, extending to September 17, 2020 the application of the Initial Order.

The Company will continue to assess the impacts of the Restructuring Plan on its consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “expects”, “may”, “will”, “should”, “could”, “seeks”, “projects”, “approximately”, “intend”, “plans”, “estimates” or “anticipates” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our Restructuring Plan, our results of operations, financial condition, liquidity, prospects, competitive strengths and differentiators, strategy, long-term Adjusted EBITDA margin potential, dividend policy, impact of the macroeconomic environment, properties, outcome of litigation and legal proceedings, use of cash and operating and capital expenditures, impact of new accounting pronouncements, and impact of improvements to internal control and financial reporting.

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on June 16, 2020.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	The effects of our Restructuring Plan pursuant to the CCAA in Canada and recognition of the CCAA proceedings in the United States under Chapter 15 of the United States Bankruptcy Code;

•

Our ability to decrease losses, primarily by optimizing our North American retail footprint through termination or renegotiation of a significant number of our retail store leases and the uncertainty as to how we will achieve the optimization, raises substantial doubt about our ability to continue as a going concern;

•

The duration and impact of the global COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•	Our efforts to renegotiate terms of our retail store leases, as well as future lease liabilities;

•	Our ability to avoid the delisting of the Company’s common stock by Nasdaq due to the Restructuring Plan or our inability to maintain compliance with Nasdaq listing requirements;

•

Our strategy of transitioning to generating sales from our e-commerce platform and wholesale distribution capabilities, including our ability to attract and retain employees that are instrumental to growing our online and wholesale channel businesses;

•	Our ability to manage significant changes to our leadership team;

•	Our ability to maintain and enhance our brand image;

•	Significant competition within our industry;

•	The effect of a decrease in customer traffic to where our stores are located;

•	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;

•	Changes in consumer preferences and economic conditions affecting disposable income;

•	Our ability to source, develop and market new varieties of teas, tea accessories, food and beverages;

•	Our reliance upon the continued retention of key personnel;

•	The impact from real or perceived quality or safety issues with our teas, tea accessories, food and beverages;

•

Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities, in particular in light of supply chain disruption due to the COVID-19 pandemic;

•	The impact of weather conditions, natural disasters and man-made disasters on the supply and price of tea;

•	Actual or attempted breaches of data security;

•	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;

•	Fluctuations in exchange rates; and

•	The seasonality of our business.

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

Accounting Periods

All references to “Fiscal 2020” are to the Company’s fiscal year ending January 30, 2021. All references to “Fiscal 2019” are to the Company’s fiscal year ended February 1, 2020.  All references to “Fiscal 2018” are to the Company’s fiscal year ended February 2, 2019.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended February 1, 2020 and January 30, 2021 both cover a 52-week period.

Overview

We are a branded retailer and growing mass wholesaler of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories through, at the date hereof, 18 Company-owned and operated retail stores in Canada, as well as our e-commerce platform at www.davidstea.com. A selection of DAVIDsTEA products is also available in more than 2,500 grocery stores and pharmacies across Canada. The Company is headquartered in Montréal, Canada.

The Company has a history of losses over the last several years and the COVID-19 pandemic required an acceleration of its transformation initiatives. Consumer purchasing preferences have increasingly been trending away from brick-and-mortar and increasingly towards online and alternative channels over the last several years. In Fiscal 2019 while over 80% of the Company’s revenues were generated from on average 234 brick-and-mortar stores, same-stores sales declined by 12.7% as compared to Fiscal 2018.  E-commerce and wholesale revenues during Fiscal 2019 increased by 20.9 % compared to Fiscal 2018

We believe that our proprietary loose-leaf tea assortment and related product suite differentiates us from competitors in North America and resonates with our target customer base. Our strategy is to stabilize our business from unfavorable trend lines by playing to our core strengths and strengthening our business by focusing on how to grow our product portfolio. This includes migrating sales to a virtual experience and best-in-class customer service execution. Our Restructuring Plan is focused on effectively optimizing our North American retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by the governments in both Canada and the United States in light of the COVID-19 pandemic. Due to the degree of uncertainty in connection with the scope and extent of the COVID-19 pandemic and the resulting impact to our business, and considering that significant losses were historically incurred in our brick-and-mortar operations which are anchored by commercial leases that are difficult to modify, we concluded that our transformation objectives would be better achieved through a formal restructuring process.

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under the CCAA in order to accelerate its transition to an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company will continue to operate its online business through its e-commerce platform at www.davidstea.com and its wholesale distribution channel, through which it sells a selection of DAVIDsTEA products in grocery stores and pharmacies across Canada. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company obtained the Initial Order pursuant to the CCAA from the Quebec Superior Court in order to implement the Restructuring Plan. Among other things, the Initial Order provided for the appointment of PwC as Monitor in the CCAA proceedings.

On July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code. The order of the United States Bankruptcy Court provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against its assets in the United States.

As part of its Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 stores in the United States.  On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and continues to negotiate with landlords for the remaining 18 stores.  The lease terminations will take effect on August 9, 2020 for the initial 82 stores and August 29, 2020 for the additional 82 stores.

On July 16, 2020, the Company obtained an Amended and Restated Initial Order from the Quebec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters, particularly with regards to the lease terminations.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section under “Item 1A. Risk Factors” of this Form 10-Q and in our Form 10-K filed with the SEC and on SEDAR and available at www.sec.gov and www.sedar.com, respectively.

How We Assess Our Performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales. Sales are generated from our retail stores, our online store and from our wholesale distribution channel. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarters because of lower customer engagement in our locations and online store in the summer months.

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

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses, including store impairments. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property and equipment, amortization of intangible assets, amortization of right-of-use assets, impairment and other operating costs.

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

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to any credit facility, and interest expense from lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure on page 24 of this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

During the first quarter of Fiscal 2020, sales declined by $12.1 million or 27.3% over the prior year quarter to $32.2 million. Net loss increased by $42.5 million to $45.8 million for the quarter from a net loss of $3.3 million for the prior year quarter. Adjusted EBITDA in the first quarter of Fiscal 2020 was of negative $0.1 million compared to $3.3 million in the prior year quarter.

On March 17, 2020, the Company closed all of its stores in North America, as subsequently mandated by the governments in both Canada and the United States, to protect its employees, customers and communities in light of the COVID-19 pandemic. The Company temporarily furloughed all of its store related employees and moved substantially all remaining non-essential employees to a four-day work week to reduce expenses.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended

	May 2,	May 4,
	2020	2019

Consolidated statement of loss data:
Sales	$32,242	$44,265
Cost of sales	17,569	17,929
Gross profit	14,673	26,336
Selling, general and administration expenses	59,034	28,020
Results from operating activities	(44,361)	(1,684)
Finance costs	1,667	1,827
Finance income	(240)	(191)
Net loss	$(45,788)	$(3,320)
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	54.5%	40.5%
Gross profit	45.5%	59.5%
Selling, general and administration expenses	183.1%	63.3%
Results from operating activities	(137.6)%	(3.8)%
Finance costs	5.2%	4.1%
Finance income	(0.7)%	(0.4)%
Net loss	(142.0)%	(7.5)%
Other financial and operations data:
Adjusted EBITDA (1)	$(94)	$3,269
Adjusted EBITDA as a percentage of sales	(0.3)%	7.4%
Adjusted SG&A (1)	$19,074	$28,020
Adjusted operating loss (1)	(4,401)	(1,684)
Adjusted net loss (1)	(5,828)	(3,320)

(1)	For a reconciliation of Adjusted EBITDA to net income see “Non-IFRS Financial Measures” below.

Non-IFRS Financial Measures

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, are not a presentation made in accordance with IFRS, and the use of the terms Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA, may differ from similar measures reported by other companies. We believe that Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA provide investors with useful information with respect to our historical operations. Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA are not measurements of our financial performance under IFRS and should not be considered in isolation or as an alternative to net income, net cash provided by operating, investing or financing activities or any other financial statement data presented as indicators of financial performance or liquidity, each as presented in accordance with IFRS. We understand that although Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under IFRS. Some of these limitations are:

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA do not reflect the cash requirements necessary to fund capital expenditures; and

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA to our Net loss determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended
	May 2,	May 4,
	2020	2019

Selling, general and administration expenses	$59,034	$28,020
Impairment of property and equipment and right-of-use assets	(39,960)	—
Adjusted selling, general and administration expenses	$19,074	$28,020

Reconciliation of Adjusted results from operating activities

	For the three months ended
	May 2,	May 4,
	2020	2019

Results from operating activities	$(44,361)	$(1,684)
Impairment of property and equipment and right-of-use assets	39,960	—
Adjusted results from operating activities	$(4,401)	$(1,684)

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended
	May 2,	May 4,
	2020	2019

Net loss	$(45,788)	$(3,320)
Finance costs	1,667	1,827
Finance income	(240)	(191)
Depreciation and amortization	3,994	4,826
EBITDA	$(40,367)	$3,142
Additional adjustments :
Stock-based compensation expense	313	127
Impairment of property and equipment and right-of-use assets	39,960	—
Adjusted EBITDA	$(94)	$3,269

Reconciliation of reported results to Adjusted net loss

	For the three months ended
	May 2,	May 4,
	2020	2019

Net loss	$(45,788)	$(3,320)
Impairment of property and equipment and right-of-use assets	39,960	—
Adjusted net loss	$(5,828)	$(3,320)

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended
	May 2,	May 4,
	2020	2019

Weighted average number of shares outstanding, basic and fully diluted	26,088,127	26,019,594

Adjusted weighted average number of shares outstanding, fully diluted	26,088,127	26,019,594

Net loss	$(45,788)	$(3,320)

Adjusted net loss	$(5,828)	$(3,320)

Net loss per share, fully diluted	$(1.76)	$(0.13)

Adjusted net loss per share, fully diluted	$(0.22)	$(0.13)

Three Months Ended May 2, 2020 compared to Three Months Ended May 4, 2019

Sales. Sales for the three months ended May 2, 2020 decreased 27.3%, or $12.1 million, to $32.2 million from $44.3 million in the prior year quarter. On March 17, 2020, we shuttered all of our stores resulting in a decline in retail sales and a migration to our online and wholesale channels. Sales from our e-commerce and wholesale channels increased $9.3 million or 120.7% to $17.0 million, resulting primarily from the closure of our stores along with naturally occurring organic growth in these channels. The decline in retail sales of $21.5 million resulted from the temporary closure of all of our stores during the period March 17, 2020 to May 2, 2020.   In the quarter ended May 2, 2020, e-commerce and wholesale sales represented 52.9% of total sales as opposed to 17.5% in the prior year quarter.

Gross Profit. Gross profit of $14.7 million for the three months ended May 2, 2020 decreased by $11.7 million or 44.3% from the prior year quarter due primarily to a decline in sales during the period. Gross profit as a percentage of sales declined to 45.6% for the three-month period ended May 2, 2020 from 59.5% in the prior year quarter. Gross profit was also impacted by the significant increase in e-commerce sales during the period ended May 2, 2020 and resulted in an increase of $2.1 million in delivery and distribution costs and the shift from loose-leaf tea sold in our retail stores to pre-packed tea assortment sold in our e-commerce and wholesale channels. Further impacting our margins in the quarter was an increase in inventory obsolescence of $0.6 million reflecting mainly the spring merchandise stranded in our closed retail stores.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $31.0 million or 110.6%, to $59.0 million in the three months ended May 2, 2020 from the prior year quarter. Excluding the impact of the impairment of property and equipment and right-of-use assets for the three-month period ended May 2, 2020 which amounted to $40.0 million, Adjusted SG&A decreased by $8.1 million for the three months ended May 2, 2020. This is explained by the temporary closure of our stores effective March 17, 2020 and the corresponding impact on wages, salaries and employee benefits amounting to $6.8 million and $1.0 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of the period. As a percentage of sales, Adjusted SG&A decreased to 59.2% from 63.3% due to lower selling expenses resulting from the temporary closure of our stores effective March 17, 2020.

Results from Operating Activities. Loss from operating activities was $44.4 million as compared to a loss of $1.7 million in the prior year quarter. Excluding the impact of the impairment of property and equipment and right-of-use assets for the three month period ended May 2, 2020 amounting to $40.0 million, Adjusted results from operating activities was a loss of $4.4 million compared to a loss of $1.7 million in the prior year quarter, a difference of $2.7 million. The decrease is explained by the reduction of gross profit of $11.7 million partially offset by a reduction in wages, salaries and employee benefits amounting to $6.8 million and $1.0 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of the period, as previously noted.

Finance Costs. Finance costs amounted to $1.7 million in the three months ended May 2, 2020, an increase of $0.1 million from the prior year quarter. The interest expense relates to lease liabilities and has increased slightly from prior year quarter.

Finance Income. Finance income of $0.2 million is derived mainly from interest on cash on hand and has increased slightly from prior year quarter.

EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $40.4 million in the quarter ended May 2, 2020 compared to $3.1 million in the prior year quarter, representing a decrease of $43.5 million over the prior year quarter. Adjusted EBITDA for the quarter ended May 2, 2020, which excludes the impact of stock-based compensation expense and the impairment of property and equipment and right-of-use assets, amounted to negative $0.1 million compared to $3.3 million in the prior year quarter. The decline in Adjusted EBITDA is an outcome of the decline in sales and gross profit that was partially offset by a reduction in SG&A.

Net Loss. Net loss was $45.8 million in the quarter ended May 2, 2020 compared to a net loss of $3.3 million in the prior year quarter. Adjusted net loss, which excludes the impact from the impairment of property and equipment and right-of-use assets was $5.8 million compared to $3.3 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was negative $1.76 compared to negative $0.13 in the first quarter of Fiscal 2019. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was negative $0.22 per share compared to negative $0.13 per share.

Liquidity and Capital Resources

As at May 2, 2020 we had $39.3 million of cash primarily held by major Canadian financial institutions. Total current assets less the sum of Trade and other payables and Deferred revenue was $48.3 million and $52.9 million, for the periods ended May 2, 2020 and February 1, 2020, respectively.

Our primary source of liquidity is cash on hand. Our primary cash needs are to finance working capital and capital expenditures in connection with enhancing the functions and features of our online store. Our working capital requirements are for the purchase of inventory and payment of payroll and other operating costs. Furthermore, in light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for professional fees and dividend resulting from the plan of arrangement that will be presented to creditors. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We funded our capital expenditures and working capital requirements from cash on hand and net cash provided by our operating activities.

Cash Flow

A summary of our cash flows from (used in) operating, investing and financing activities is presented in the following table:

	For the three months ended
	May 2,	May 4,
	2020	2019
Cash flows provided by (used in) :
Operating activities	$(4,056)	$360
Financing activities	(4,376)	(5,823)
Investing activities	1,437	(1,120)
Decrease in cash	$(6,995)	$(6,583)

Cash Flows (used in) from Operating Activities. Net cash used by operating activities amounted to $4.1 million for the three months ended May 2, 2020 a decrease from net cash provided of $0.4 million for the three months ended May 4, 2019 primarily from lower results from operations due to the closure of all our stores mid-March 2020 and partially offset by the favorable change in other non cash working capital balances.

Cash Flows Used in Financing Activities. Net cash flows used in financing activities decreased at $4.4 million compared to $5.8 million for the three months ended May 4, 2019 due to the non-payment of April lease.

Cash Flows From (used in) Investing Activities. Cash flows from investing activities increased by $2.6 million to $1.4 million for the three months ended May 2, 2020. The increase is primarily due to the repayment of the loan from a Company controlled by an executive employee partially offset by the capital expenditures. Capital expenditures decreased by $0.5 million, to $0.6 million for the three months ended May 2, 2020, from $1.1 million for the three months ended May 4, 2019. This decrease was primarily due to lower investment in both leasehold improvements as well as software.

Off-Balance Sheet Arrangements

We have no off-balance sheet obligations.

Contractual Obligations and Commitments

There have been no significant changes to our contractual obligations as disclosed in our consolidated financial statements for the fiscal year ended February 1, 2020, other than those which occur in the normal course of business and the specific impact of the Restructuring Plan, which is currently unknown. Given the nature of our Restructuring Plan, we do anticipate that there will be significant changes to previously reported contractual obligations, which we will disclose when reasonably estimable.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended February 1, 2020 included in our Annual Report on Form 10-K dated June 16, 2020. There have been no material changes to the critical accounting policies and estimates since February 1, 2020.

Recently Issued Accounting Standards

Refer to Note 3, “Changes in Accounting Policies” for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated June 16, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on assessment of our disclosure controls and procedures, as a result of the identification of a material weakness in connection with our non-financial asset impairment testing processes identified in the close process for the fourth quarter of Fiscal 2019, as well as the material weakness identified in the Company’s financial statement close process for the quarter ended November 2, 2019 related to accounting errors identified in the assessment of impairment indicators upon the adoption of IFRS 16, Leases, as previously described in Part I, Item 1A “Risk Factors”, our management concluded that our disclosure controls and procedures were not effective as of May 2, 2020.

Changes in Internal Control over Financial Reporting

The COVID-19 pandemic could negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weakness in our disclosure control and procedures, as a portion of our workforce is required to work remotely and standard processes are disrupted. New processes, procedures, and controls, which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

With the exception of the material weaknesses identified there were no other changes in our internal control over financial reporting during our fiscal quarter ended May 2, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as noted above, we are not at present a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Pursuant to the Amended and Restated Initial Order from the Quebec Superior Court, there is currently a stay of all proceedings against or in respect of the Company or affecting the Company’s business operations and activities, except with the leave of the Quebec Superior Court, until September 17, 2020.

Item 1A. Risk Factors

The additional risk factors set out below should be read in conjunction with the risk factors previously disclosed in our Form 10-K for our fiscal year ended February 1, 2020, which are incorporated by reference herein.

Risks Associated with the Restructuring Plan

We are subject to the risks and uncertainties associated with the Restructuring Plan.

As set out above, on July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Quebec Superior Court in order to implement the Restructuring Plan and on July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code which provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against its assets in the United States. On July 16, 2020, we obtained an Amended and Restated Initial Order from the Quebec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters.

For the duration of the Restructuring Plan, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with restructuring in general, including:

•	our ability to develop, confirm and consummate a Plan of Arrangement under the CCAA or an alternative restructuring transaction;

•	our ability to obtain approval from the Quebec Superior Court with respect to motions filed from time to time in connection with the Restructuring Plan;

•	our ability to obtain approval from the United States Bankruptcy Court for the District of Delaware with respect to motions filed from time to time under Chapter 15 of the United States Bankruptcy Code in connection with the Restructuring Plan;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to develop and execute our business plan;

•	our ability to terminate leases under the Restructuring Plan;

•	our ability to maintain our listing on the Nasdaq Global Market

•	our ability to obtain acceptable and appropriate financing; and

•	our ability to reach agreement with landlords on more favorable lease term.

Because of the risks and uncertainties associated with the Restructuring Plan, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Restructuring Plan that may be inconsistent with our plans.

Operating under Court protection for an extended period of time may harm our business.

An extended period of operations under protection of the Quebec Superior Court could have a material adverse effect on our business, financial condition, results of operations and liquidity. During such time as our Restructuring Plan is ongoing, our senior management will be required to spend a significant amount of time and effort dealing with the Restructuring Plan instead of focusing exclusively on our business operations. A prolonged period of operating under protection of the Quebec Superior Court also may make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the Restructuring Plan continues, the more likely it is that our customers and suppliers will lose confidence in our ability to restructure our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Restructuring Plan continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Restructuring Plan.

We may not be able to obtain approval or homologation of a Plan of Arrangement under the CCAA.

In connection with the Restructuring Plan, we are required to obtain approval from our creditors for a Plan of Arrangement by the requisite majority votes set out in the CCAA. Specifically, in accordance with the CCAA, the Plan of Arrangement will be subject to approval by a simple majority in number of the holders of “provable claims”, representing at least two-thirds of the aggregate dollar amount of such “provable claims”. There can be no assurance that we will be successful in obtaining such approval from our creditors. If we do not obtain such approval from our creditors, we will have to submit a new or amended Plan of Arrangement to our creditors for approval. If such new or amended Plan of Arrangement is not approved by our creditors by the foregoing requisite majority votes, it is possible that our creditors will ask the Quebec Superior Court to lift the stay of proceedings currently in effect and exercise their various legal recourses against us.

Moreover, if our Plan of Arrangement is approved by our creditors by the requisite majority votes set out in the CCAA, we will have to obtain an order from the Quebec Superior Court homologating or ratifying the Plan of Arrangement. In order to obtain the order, we will have to appear before the Quebec Superior Court and demonstrate to the Court that the Plan of Arrangement is fair and reasonable, independent of creditor approval. There can be no assurance that we will be able to obtain homologation of the Plan of Arrangement from the Quebec Superior Court.

Even if our Restructuring Plan is completed, we may not be able to achieve our stated goals and there is substantial doubt regarding our ability to continue as a going concern.

Even if our Restructuring Plan is completed, we may continue to face a number of risks, such as further deterioration in economic conditions, particularly in light of the COVID-19 pandemic, changes in consumer habits, changes in demand for our products and increasing expenses. Some of these risks become more acute when a restructuring under the CCAA continues for a protracted period without indication of how or when the restructuring may be completed. As a result of these risks and others, we cannot guarantee that our Restructuring Plan will achieve our stated goals.

As a result of the Restructuring Plan, our financial results may be volatile and may not reflect historical trends.

For the duration of the Restructuring Plan, we expect our financial results to continue to be volatile as restructuring activities and expenses, lease terminations, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the Initial Order. In addition, if we emerge from the Restructuring Plan, the amounts reported in subsequent consolidated financial statements may materially change relative to our historical consolidated financial statements, including as a result of revisions to our operating plans in connection with the Restructuring Plan.

We may be subject to claims that will not be discharged in the Restructuring Plan, which could have a material adverse effect on our financial condition and results of operations.

The CCAA provides that approval of a Plan of Arrangement discharges a debtor from substantially all debts arising prior to such approval. With few exceptions, all claims that arose prior to confirmation of a Plan of Arrangement (i) would be subject to compromise and/or treatment under the Plan of Arrangement and/or (ii) would be discharged in accordance with the terms of such Plan of Arrangement. Any claims not ultimately discharged through the Plan of Arrangement could be asserted against us and may have an adverse effect on our financial condition and results of operations on a post-Restructuring Plan basis.

We may experience increased levels of employee attrition as a result of the Restructuring Plan.

As a result of the Restructuring Plan, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the Restructuring Plan may be limited. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would likely have a material adverse effect on our business, financial condition and results of operations.

We are subject to actions and decisions of our creditors and other third parties who have interests in our Restructuring Plan that may be inconsistent with our interests.

The decisions of our creditors and other third parties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Restructuring Plan may adversely affect our relationships with our suppliers, service providers, employees and customers, which in turn could adversely affect our operations and financial condition. Because of the risks and uncertainties associated with the Restructuring Plan, we cannot predict or quantify the ultimate impact that events occurring during the Restructuring Plan will have on our business, financial condition, results of operations, or the certainty as to our ability to continue as a going concern. As a result of the Restructuring Plan, settlement of liabilities is subject to uncertainty. While operating under the protection of the CCAA, and subject to approval of the Quebec Superior Court, we may settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, a Plan of Arrangement under the CCAA could materially change the amounts and classifications reported in our consolidated historical financial statements.

Trading in our shares for the duration of the Restructuring Plan poses substantial risks.

The Company’s stockholders are cautioned that trading in shares of the Company for the duration of the Restructuring Plan may be highly speculative and pose substantial risks due to the uncertainty related to the Restructuring Plan. Accordingly, the Company urges extreme caution with respect to existing and future investments in its shares.

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and have other adverse effects.

Our common stock is currently listed for trading on the Nasdaq Global Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum bid price for our common stock of USD $1.00 per share, or risk possible delisting, which would have a material adverse effect on our business. On April 21, 2020, prior to the Restructuring Plan, the Company was notified by Nasdaq that the Company was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). The notification had no immediate effect on the listing of the Company’s common stock on Nasdaq and the Company subsequently regained compliance with the minimum bid requirement. Any failure to comply with Nasdaq’s continued listing requirements may result in the Company’s common stock being delisted from Nasdaq and it could be more difficult to buy or sell our shares and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our shares and might deter certain institutions and persons from investing in our shares. We cannot predict the effect of the Restructuring Plan on the trading price of our stock on Nasdaq or whether the Restructuring Plan may cause or contribute to our common stock trading below the minimum price of USD $1.00 per share.

Nasdaq has the discretionary authority to suspend or terminate our listing as a result of the Restructuring Plan

Under Nasdaq Rule 5110(b), Nasdaq may use its discretionary authority to suspend or terminate the listing of our common stock in that we have filed for protection under the CCAA, which is comparable to United States federal bankruptcy laws, even though our securities may otherwise meet all enumerated criteria for continued listing on Nasdaq. In the event that Nasdaq’s Listing Qualifications Department determines that the listing of our common stock will be suspended or terminated, we will have the right to request a hearing before the Nasdaq Hearings Panel in order to review the matter, by submitting a request in writing within seven calendar days of the date of the notification of suspension or termination of the listing. Under Nasdaq Rules, any such hearing before the Nasdaq Hearings Panel will generally take place within 45 days of the written request. In connection with our announcement of the Restructuring Plan, we held discussions on July 8 and July 9, 2020 with Nasdaq’s Listing Qualifications Department with respect thereto. We subsequently received written requests from the Listing Qualifications Department for information with respect to the Restructuring Plan, to assist Nasdaq in its ongoing review, and provided the requested information to Nasdaq. We have not received a notification of suspension or termination of the listing of our common stock from Nasdaq. Any delisting of our common stock from Nasdaq would have the consequences set out in the paragraph immediately above. In the event that Nasdaq determines to continue our listing during the Restructuring Plan, we must nevertheless satisfy all requirements for initial listing on Nasdaq.

We may not have sufficient cash to maintain our operations following the Restructuring Plan.

We face considerable uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash required to fund our ongoing operations, we may incur significant professional fees and other expenses in connection with the Restructuring Plan and expect that such fees and other expenses will continue throughout the Restructuring Plan process. We cannot provide any assurance that our cash on hand and cash flow from operations will be sufficient to fund our operations and allow us to satisfy our obligations following the Restructuring Plan.

We may not be able to obtain financing.

Because of our financial condition, we have heightened exposure to, and less ability to withstand, the operating risks that are customary in the retail industry, exacerbated by the COVID-19 pandemic. Any of these risks could result in our need for substantial funding. A number of factors, including the Restructuring Plan, our financial results in recent years, and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon completion of, the Restructuring Plan. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund current operations on completion of the Restructuring Plan. Our inability to obtain necessary funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations. We do not currently have a credit facility or loan with a bank or financial institution and can give no assurance that we will be able to obtain any such facility or loan on terms acceptable to us, or at all.

Any Plan of Arrangement that we implement under the CCAA will be based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our Plan of Arrangement may be unsuccessful in its execution.

Any Plan of Arrangement that we implement under the CCAA will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to transition to more significant online sales and sales through wholesale channels than from sales through retail stores;

•	our ability to generate adequate liquidity or access financing sources;

•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;

•	our ability to retain key employees; and

•	the overall strength and stability of general economic conditions and the retail industry, both in Canada and the United States.

The failure of any of these factors could materially adversely affect the successful restructuring of our business.

In addition, any Plan of Arrangement will rely upon financial projections, including with respect to revenues, earnings, capital expenditures, payment of liabilities and cash flow. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be entirely accurate. The financial projections may be even more speculative than normal in light of the COVID-19 pandemic. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any Plan of Arrangement under the CCAA we may implement will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Restructuring Plan.

Other Risks

Substantial doubt about the Company’s ability to continue as a going concern.

Our audited financial statements as of and for the year ended February 1, 2020 and our interim unaudited condensed first quarter financial statements were prepared on the assumption that we would continue as a going concern, and did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months due to uncertainty regarding how we will implement strategies relating to restructuring our North American retail footprint in order to decrease ongoing losses caused by unprofitable stores, decreasing our costs generally and accelerating the growth of our online business.

We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by governments in both Canada and the United States, to protect our employees, customers and communities in light of the COVID-9 pandemic. Initially, we temporarily furloughed all of our store-related employees and moved substantially all remaining non-essential employees to a four-day work week to reduce expenses. Although all of our retail stores remain closed, as part of our strategy to reduce our retail footprint, we have eliminated a significant number of in-store positions, resulting in the termination of 2020 employees. As we move away from a significant retail footprint toward an online and wholesale focused business, there is no assurance that the customers will purchase our products at previous volumes through these channels.

Additionally, we rely on our employees, contractors, third-party transportation providers, vendors and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. Although certain of the areas in the United States and Canada where our stores are located are beginning to reopen, as part of the reevaluation of our strategy due to the impact of the COVID-19 pandemic on our retail business and our decision to pursue a restructuring, we have decided to significantly decrease our retail footprint, by terminating leases for 164 of our stores in Canada and all 42 of our stores in the United States. We also cannot predict when any of our contractors, third-party transportation providers, vendors and other business partners will be able to operate at previous levels. Nor can we predict the duration of the COVID-19 pandemic and whether existing restrictions may be extended or new restrictions will be put in place.

We are still assessing the impact the COVID-19 pandemic will have on our business and results of operations, but the impacts to date have been significant, including but not limited to the acceleration of our decision to shift away from a significant retail footprint. The ultimate impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by Canadian and United States public authorities (including federal, state, provincial or local stay-at-home or similar orders), and restrictions on the activities of our European and other internationally-based suppliers and on the shipment of goods.

In light of the COVID-19 pandemic, we suspended rent payments for our stores in order to preserve our cash position, which may affect our future dealings with landlords.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by the governments in both Canada and the United States in light of the COVID-19 pandemic. As of April 2020, we suspended rent payments for all of our stores because of the COVID-19 pandemic. Any amounts owing for rent prior to the date of the Initial Order will be dealt with, and governed by, the Plan of Arrangement. On July 10, 2020, further to obtaining the Initial Order, we sent notices to terminate leases for 82 of our stores in Canada and all 42 of our stores in the United States. Each lease termination takes effect 30 days from the date of deemed receipt of the notice of termination and we are required to pay rent for such 30-day period. On July 30, 2020, the Company sent notices to terminate leases for an additional 82 stores in Canada and continues its negotiations with landlords for our remaining 18 stores, The outcome of these discussions remains uncertain. To the extent we cannot reach agreements with the landlords on more favorable lease terms, we may terminate the leases and permanently close additional stores. Our suspension of rent payments during the COVID-19 pandemic may make future dealings with landlords more problematic.

Our ability to transition from a focus on sales through retail stores to online sales and sales through wholesale channels will require that we expand and improve our operations and could strain our operational, managerial and administrative resources, which may adversely affect our business.

Our business strategy involves a transition to online sales and sales through wholesale channels of our high-quality tea and accessories, from our previous model focused on sales through our retail stores. This transition will place increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support the transition. Our senior management team may be unable to effectively address challenges involved with the transition from a focus on sales primarily through retail stores to a focus on online sales and sales through wholesale channels, given the substantial differences in those sales environments. We will also need to enhance our operational management systems, financial and management controls and information systems, and to hire, train and retain personnel. Implementing or enhancing our infrastructure, management systems, information systems, controls and procedures, particularly as they relate to online sales, and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

Risks related to material weaknesses in internal control over financial reporting.

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

The COVID-19 pandemic could also negatively affect our internal controls over financial reporting, including our ongoing process of remediating the material weaknesses in our disclosure control and procedures identified in Fiscal 2019, as a portion of our workforce is required to work remotely and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

Accordingly, we were unable to conclude that our internal controls over financial reporting were effective as of the fiscal year ended February 1, 2020 and for the three-month period ended May 2, 2020. Failure to remediate these or future material weaknesses, or determinations that either our disclosure controls and procedures or our internal control over financial reporting are not effective may negatively affect investor confidence in our financial statements and adversely impact our stock price.

We have experienced a slowdown in the growth rate of our business during the past few years, meaning our former high levels of growth may not be achieved in future periods without shifting our strategy away from retail sales.

We have experienced significant fluctuation in the growth rate of our business during the last several years. Although we have planned initiatives to support a return to the growth of our business, such as continued investment in our online store, increased marketing and product development to support our wholesale business, and changes to our promotional strategy, the negative impact of the COVID-19 pandemic on our retail sales has accelerated our decision to shift away from a significant retail focus and to focus on our online store and wholesale business.

If we are unable to execute these or other related strategies, our results of operations and financial condition will be negatively impacted.

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

DAVIDsTEA INC.

Date: July 31, 2020	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

