Form 10-Q
period 2020-08-01
DAVIDsTEA Inc.
filed 2020-09-21
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of September 17, 2020, 26,208,129 common shares of the registrant were outstanding.

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

On September 17, 2020, the Bank of Canada closing average exchange rate was US$1.00 = CAD$1.3200

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		August 1,	Feb 1,
		2020	2020
		$	$
ASSETS
Current
Cash		34,285	46,338
Accounts and other receivables		6,757	6,062
Inventories	[Note 5]	24,354	22,363
Income tax receivable		223	1,196
Prepaid expenses and deposits		8,476	4,542
Total current assets		74,095	80,501
Property and equipment	[Note 6]	3,086	17,737
Intangible assets		4,693	6,339
Right-of-use assets	[Note 6]	7,292	35,082
Total assets		89,166	139,659
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 7]	26,642	20,794
Deferred revenue		6,268	6,852
Provisions	[Note 7]	47,818	—
Current portion of lease liabilities		6,545	16,434
Total current liabilities		87,273	44,080
Non-current portion of lease liabilities		21,265	72,230
Total liabilities		108,538	116,310
Commitments and contingencies
Equity
Share capital	[Note 9]	113,119	112,843
Contributed surplus		1,602	1,577
Deficit		(135,282)	(92,278)
Accumulated other comprehensive income		1,189	1,207
Total equity (deficiency)		(19,372)	23,349
Total liabilities and equity (deficiency)		89,166	139,659

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		August 1,	August 3,	August 1,	August 3,
		2020	2019	2020	2019

Sales	[Note 14]	23,031	39,167	55,273	83,432
Cost of sales		14,694	17,362	32,263	35,291
Gross profit		8,337	21,805	23,010	48,141
Selling, general and administration expenses	[Note 11]	7,409	31,563	29,042	59,583
Restructuring plan activities, net	[Note 8]	(3,172)	—	34,228	—
Results from operating activities		4,100	(9,758)	(40,260)	(11,442)
Finance costs		1,559	1,781	3,226	3,608
Finance income		(68)	(195)	(308)	(386)
Net income (loss)		2,609	(11,344)	(43,178)	(14,664)

Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Cumulative translation adjustment		1,451	255	(18)	(242)
Total comprehensive income (loss)		4,060	(11,089)	(43,196)	(14,906)
Net income (loss) per share:
Basic	[Note 12]	0.10	(0.44)	(1.65)	(0.56)
Fully diluted	[Note 12]	0.10	(0.44)	(1.65)	(0.56)
Weighted average number of shares outstanding
Basic	[Note 12]	26,128,971	26,056,520	26,108,499	26,038,128
Fully diluted	[Note 12]	26,925,264	26,056,520	26,108,499	26,038,128

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	$	$	$	$
OPERATING ACTIVITIES
Net Income (loss)	2,609	(11,344)	(43,178)	(14,664)
Items not affecting cash:
Depreciation of property and equipment	301	1,359	1,544	2,684
Amortization of intangible assets	571	456	1,083	855
Amortization of right-of-use assets	454	3,114	2,693	6,216
Gain on modification of lease liabilities	(54,735)	—	(54,735)	—
Provisions	47,818	—	47,818	—
Interest on lease liabilities	1,559	1,781	3,187	3,608
Loss on disposal of property and equipment and right-of-use assets	1,542	22	1,542	22
Impairment of property and equipment and right-of-use assets	—	5,025	39,960	5,025
Stock-based compensation expense	267	143	580	270
Sub-total	386	556	494	4,016
Net change in other non-cash working capital balances related to operations	(4,209)	2,527	(8,373)	(573)
Cash flows from (used in) operating activities	(3,823)	3,083	(7,879)	3,443

FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	3	—	3	—
Payment of lease liabilities	(1,198)	(5,799)	(5,574)	(11,622)
Cash flows used in financing activities	(1,195)	(5,799)	(5,571)	(11,622)
INVESTING ACTIVITIES
Additions to property and equipment	(40)	(319)	(312)	(734)
Additions to intangible assets	—	(958)	(317)	(1,663)
Repayment (issuance) of loan from a Company controlled by an executive employee	—	(1,773)	2,026	(1,773)
Cash flows from (used in) investing activities	(40)	(3,050)	1,397	(4,170)
Decrease in cash during the period	(5,058)	(5,766)	(12,053)	(12,349)
Cash, beginning of the period	39,343	35,491	46,338	42,074
Cash, end of the period	34,285	29,725	34,285	29,725
Supplemental Information
Cash paid for:
Interest	—	—	—	—
Income taxes (classified as operating activity)	—	—	—	—
Cash received for:
Interest	68	210	279	405
Income taxes (classified as operating activity)	563	168	870	168

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income	(Deficiency)
	$	$	$	$	$
Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the six months ended August 1, 2020	—	—	(43,178)	—	(43,178)
Other comprehensive loss	—	—	—	(18)	(18)
Total comprehensive loss	—	—	(43,178)	(18)	(43,196)
Issuance of common shares	4	(1)	—	—	3
Common shares issued on vesting of restricted stock units	272	(554)	174	—	(108)
Stock-based compensation expense	—	580	—	—	580
Balance, August 1, 2020	113,119	1,602	(135,282)	1,189	(19,372)

Balance, February 2, 2019	112,519	1,400	(61,293)	1,497	54,123
Net loss for the six months ended August 3, 2019	—	—	(14,664)	—	(14,664)
Other comprehensive loss	—	—	—	(242)	(242)
Total comprehensive loss	—	—	(14,664)	(242)	(14,906)
Common shares issued on vesting of restricted stock units	273	(561)	195	—	(93)
Stock-based compensation expense	—	270	—	—	270
Balance, August 3, 2019	112,792	1,109	(75,762)	1,255	39,394

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended August 1, 2020 and August 3, 2019 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and six-month periods ended August 1, 2020 were authorized for issue in accordance with a resolution of the Board of Directors on September 21, 2020. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

 The Company is a branded retailer and growing mass wholesaler of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories through its e-commerce platform at www.davidstea.com and in 18 Company-owned and operated retail stores in Canada.  A selection of DAVIDsTEA products is also available in more than 2,500 grocery stores and pharmacies across Canada. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. Sales fluctuate from quarter to quarter. Sales are traditionally higher in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States. On August 21, 2020, the Company re-opened 18 stores across Canada.

The Company qualifies for the Canada Emergency Wage Subsidy (“CEWS”) under the COVID-19 Economic Response Plan of the Government of Canada. During the first and second quarters of Fiscal 2020, the Company recognized payroll subsidies of $0.8 million and $1.2 million respectively under this wage subsidy program as a reduction in the associated wage costs which the Company incurred, which were recognized in Selling, general and administration expenses.

On July 8, 2020, the Company announced that it is implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform at www.davidstea.com and its wholesale distribution channel, through which it sells a selection of DAVIDsTEA products in grocery stores and pharmacies across Canada.  Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company obtained an Initial Order pursuant to the CCAA from the Québec Superior Court in order to implement the Restructuring Plan (the “Initial Order”).

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

As part of its Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 stores in the United States. These lease terminations were effective on August 9, 2020.

On July 16, 2020, the Company obtained an Amended and Restated Initial Order from the Québec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters, particularly with regards to the lease terminations.

On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada. These lease terminations were effective on August 29, 2020.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA.  This Order, among other things sets November 6, 2020 as the time by which creditors must submit their claims to PwC, the Court-appointed Monitor.

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

Going Concern Uncertainty

In December 2019, a novel strain of coronavirus, responsible for COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the federal, provincial and state governments in order to mitigate the spread of the outbreak required the Company to close all of its retail locations across North America effective March 17, 2020. On August 21, 2020, the Company re-opened 18 of its stores throughout Canada.

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under applicable laws in both Canada and in the United States in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. As part of the Restructuring Plan, the Company sent notices to terminate leases for 82 of its stores in Canada and all 42 of its stores in the United States. On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and continues to negotiate with landlords for the remaining 18 stores.

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

For the three and six-month periods ended August 1, 2020, the Company reported a net income of $2.6 million and incurred a net loss of $43.2 million, respectively. The Company’s current liabilities total $86.6 million as at August 1, 2020. As at August 1, 2020, the Company held cash and accounts and other receivables of $41.0 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, strengthening its business by focusing on how to grow its product portfolio including sales and customer service execution, and structuring its operations to ensure it successfully emerges with a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, supported by a right-sized support organization.

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

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three and six-month periods ended August 1, 2020 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

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

The amendment is effective as of June 1, 2020 but can be applied immediately in any financial statements—interim or annual—not yet authorized for issue. The Company applied the practical expedient to all rent concessions meeting the criteria as set out in the amendment, as of February 2, 2020.  With respect to rent concessions not meeting the definition of a lease modification, the Company elected to account for such concessions by continuing to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease and recognizing a separate lease payable in the period in which the allocated lease cash payment is due. As a result of the Initial Order obtained from the Québec Superior Court on July 8, 2020, any rent concessions provided by landlords are accordingly nullified.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended February 1, 2020.As of February 2, 2020, the Company also considered the impacts related to COVID-19 and the Restructuring Plan to its use of estimates and judgments, as appropriate, within its unaudited interim condensed consolidated financial statements. Estimates and assumptions are subject to inherent uncertainty, which may result in actual amounts differing from reported amounts.

Key sources of estimation uncertainty

Lease termination

As a result of the termination of leases pursuant to the Restructuring Plan in the second quarter of 2020, the Company has recorded an estimate for allowed claim in the amount of $42.9 million.  The estimate for allowed claim is based on the Company’s best estimate and is determined based on the total undiscounted lease liability offset by an estimate of the losses that affected landlords will be able to successfully mitigate. Accordingly, an expense of $42.9 million was recorded in Restructuring plan activities, net in the unaudited interim consolidated statement of income (loss).  This provision is subject to significant estimation uncertainty, as proceedings are in a preliminary stage.  Changes to the provision in future periods may be material and will be recorded through earnings.

Recoverability and impairment of non-financial assets

The temporary store closures as a result of COVID-19, as well as the permanent closure of a majority of our retail stores resulting from the Restructuring Plan, and the related reduction in operating income during the first and second quarters of fiscal 2020 are considered to be indicators of impairment and the Company performed an assessment of recoverability for the property and equipment and right-of-use assets associated with its retail locations.

Key judgments in applying accounting principles

Lease liabilities

The temporary store closures as a result of COVID-19, and the resulting non-payment of rent for the months of April, May, June and part of July as well as the Restructuring Plan led the Company to make significant judgements with respect to the impacts of these events on the lease liabilities as of August 1, 2020. These include considerations such as the accounting for rent concessions, and the timing of termination of leases.

For all leases terminated as a result of the CCAA filing and for which the notice period had expired, lease liabilities under IFRS 16 were determined to have been modified.

5. INVENTORIES

During the three and six-month periods ended August 1, 2020, inventories recognized as cost of sales amounted to $6,104 and $14,760, respectively [August 3, 2019 - $11,623 and $23,617, respectively]. During the three and six-month periods ended August 1, 2020, the cost of inventory includes write-downs of nil and $560, respectively [August 3, 2019 – reversals of write downs of $493 and $493, respectively] recorded as a result of net realizable value being lower than cost.

	August 1,	February 1,
	2020	2020
	$	$
Finished goods	20,018	18,590
Goods in transit	2,628	2,059
Packaging	1,708	1,714
	24,354	22,363

6. PROPERTY AND EQUIPMENT AND RIGHT-OF-USE ASSETS

An assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment, and right-of-use assets for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores to be permanently closed as part of the Restructuring Plan and the remaining stores that are expected to perform below the Company’s previous projections.

As a result, the Company recorded an impairment loss of $13.0 million and nil in the first and second quarters of 2020 respectively, related to property and equipment, [first and second quarter of 2019, respectively, nil and nil] and $27.0 million and nil in the first and second quarters of 2020, respectively, related to right of use assets [first and second quarter of 2019, respectively, nil and $5.0 million].

Included in the amount above, for property and equipment, is an impairment loss of $12.8 million for the 206 stores to be permanently closed as part of the Restructuring Plan. The remaining $0.2 million of impairment loss was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use for 7 of the 18 stores that remain open.

Included in the amount above, for right of use assets, is an impairment loss of $24.6 million for the 206 stores to be permanently closed after the completion of the Restructuring Plan and the remaining impairment loss of $2.4 million pertain to 7 of the 18 stores that remain open.

For these stores, a value in use of $791 for the first quarter of 2020, [August 3, 2019 – $3,924] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms. This determination considered historical experience as well as current economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those location, and was then discounted using a pre‑tax discount rate of 13.0% for the first quarter of 2020 [August 3, 2019 – 11.9%].

For the three and six-month periods ended August 1, 2020, the depreciation expense was $301 and $1,544 respectively [August 3, 2019 - $1,359 and $2,684, respectively]; with $1,186 recorded in the Canada segment [August 3, 2019 - $2,318], $358 recorded in the U.S. segment [August 3, 2019 - $366], and $305 recorded in corporate selling, general and administration expenses [August 3, 2019 - $257]. Depreciation expense, and impairment losses are reported in the consolidated statement of loss and comprehensive loss under Selling, general and administration expenses (Note 11).

Depreciation expense and impairment losses related to right-of-use assets have been recorded in Selling, general and administration expenses (Note 11) in the consolidated statement of loss and comprehensive loss.

For Right-of-use assets, for the three and six-month periods ended August 1, 2020, the depreciation expense was $454 and $2,693 respectively  [August 3, 2019 - $3,114 and $6,216, respectively]; with $2,416 recorded in the Canada segment [August 3, 2019 - $5,059], and $277 recorded in the U.S. segment [August 3, 2019 - $1,157].

7. RESTRUCTURING PLAN

(a) Liabilities subject to compromise

As a result of the Initial Order obtained on July 8, 2020 and subsequent amendments (note 1), the payment of liabilities owing as of July 8, 2020 is stayed, and the outstanding liabilities, as well as any additional outstanding claims by creditors are subject to compromise pursuant to a plan of arrangement that is expected to be presented to creditors.  Obligations for goods and services provided to the Company after the filing date of July 8, 2020 are discharged based on negotiated terms and conditions.

As of August 1, 2020, liabilities subject to compromise amounted to $68.0 million and are made up of trade and other payables, provisions related to lease terminations and severance. These liabilities may also be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

(b) PROVISIONS

As at
August 1,
2020
$
Lease termination	42,878
Severance	4,940
Provisions	47,818

Leases

During the second quarter of 2020, in connection with the termination of leases pursuant to the Restructuring Plan, the Company reduced its lease liabilities by $54.7 million, resulting in a gain on the modification of lease liabilities reported in Restructuring plan activities, net (note 8).

In addition, as a result of the termination of leases pursuant to the Restructuring Plan in the second quarter of 2020, the Company has recorded an estimate for allowed claim in the amount of $42.9 million.  The estimate for the allowed claim is based on the Company’s best estimate and is determined based on the total undiscounted lease liability offset by an estimate of the losses that affected landlords will be able to successfully mitigate. Accordingly, an expense of $42.9 million was recorded in Restructuring plan activities, net in the unaudited interim consolidated statement of income (loss).  This provision is subject to significant estimation uncertainty, as proceedings are in a preliminary stage.  Changes to the provision in future periods may be material and will be recorded through earnings.

The Company sent notices to terminate leases for an additional 82 of its stores in Canada on July 30, 2020 which were effective on August 29, 2020.  The Company expects to record an additional gain on the modification of this lease liability of $16.6 million and an estimate for allowed claim in the amount of $18.0 million in the third quarter ending October 31, 2020. This estimate is based on the same assumptions used for the lease modifications recorded in the second quarter of 2020.  The actual amount recorded in the third quarter of 2020 may differ as the Restructuring Plan proceedings evolve.

8. RESTRUCTURING PLAN ACTIVITIES, NET

	For the three months ended	For the six months ended
	August 1,	August 1,
	2020	2020
	$	$
Gain on modification of lease liabilities	(54,735)	(54,735)
Lease terminations	42,878	42,878
Impairment of property and equipment and right-of-use assets	—	37,400
Severance	5,168	5,168
Loss on disposal of property and equipment and right-of-use assets	1,542	1,542
Penalties and interest related to lease payable	1,001	1,001
Professional fees associated with our Restructuring Plan	974	974
Restructuring plan activities, net	(3,172)	34,228

9. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	August 1,	February 1,
	2020	2020
	$	$
Share Capital - 26,208,129 Common shares (February 1, 2020 - 26,086,162)	113,119	112,843

During the three and six-month periods ended August 1, 2020, 4,000 stock options were exercised for common shares for cash proceeds of $3 [August 3, 2019 – nil].

In addition, during the three and six-month periods ended August 1, 2020, 104,652 and 117,967 common shares, respectively [August 3, 2019 – 9,603 and 48,968 common shares respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $198 and $272, net of tax [August 3, 2019 — $52 and $273, net of tax, respectively] and a reduction in contributed surplus of $398 and $554, respectively [August 3, 2019 — $122 and $561, respectively].

Stock-based compensation

As at August 1, 2020, 1,042,285 [August 3, 2019, 1,650,733] common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and six-month periods ended August 1, 2020 and August 3, 2019.

A summary of the status of the Company’s stock option plan and changes during the six-month periods is presented below.

	For the six months ended
	August 1,		August 3,
	2020		2019
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	76,350	8.96	137,540	7.17
Issued	—	—	—	—
Exercised	(4,000)	0.77	—	—
Forfeitures	—	—	(28,305)	4.84
Outstanding, end of period	72,350	9.41	109,235	7.73
Exercisable, end of period	72,350	9.41	107,816	7.65

A summary of the status of the Company’s RSU plan and changes during the six-month periods is presented below.

	For the six months ended
	August 1,		August 3,
	2020		2019
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	749,522	2.17	270,976	5.26
Granted	1,177,222	1.44	804,710	1.93
Forfeitures	(275,162)	1.66	(32,525)	5.27
Vested	(117,967)	2.22	(71,468)	5.52
Vested, withheld for tax	(120,383)	2.26	(50,331)	5.72
Outstanding, end of period	1,413,232	1.65	921,362	2.30

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended August 1, 2020, the Company recognized a stock-based compensation expense of $267 and $580, respectively [August 3, 2019 — $143 and $270].

10. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	August 1,		August 3,		August 1,		August 3,
	2020		2019		2020		2019
	%	$	%	$	%	$	%	$
Income tax recovery — statutory rate	26.8	699	26.8	(3,037)	26.8	(11,572)	26.8	(3,930)
Non-deductible items	3.9	103	(0.4)	43	(0.3)	126	(0.5)	76
Unrecognized deferred income tax assets	(30.7)	(802)	(26.4)	2,994	(26.5)	11,446	(26.3)	3,854
Income tax provision (recovery) — effective tax rate	—	—	—	—	—	—	—	—

11. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	$	$	$	$
Wages, salaries and employee benefits	3,270	14,792	12,663	31,309
Depreciation of property and equipment	301	1,359	1,544	2,684
Amortization of intangible assets	571	456	1,083	855
Amortization right-of-use asset	454	3,114	2,693	6,216
Marketing expenses	597	1,245	1,639	2,356
Stores supplies	311	815	1,076	1,625
Impairment of property and equipment and right-of-use assets	—	5,025	2,561	5,025
Stock-based compensation	267	143	580	270
Government wage subsidy	(1,156)	—	(1,999)	—
Other selling, general and administration	2,794	4,614	7,202	9,243
	7,409	31,563	29,042	59,583

12. EARNINGS PER SHARE

Basic earnings per share (“EPS”) amounts are calculated by dividing the net income (loss) for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the net income (loss) attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	$	$	$	$
Net loss for basic EPS	2,609	(11,344)	(43,178)	(14,664)
Weighted average number of shares outstanding:
Basic	26,128,971	26,056,520	26,108,499	26,038,128
Fully diluted	26,925,264	26,056,520	26,108,499	26,038,128
Net income (loss) per share:
Basic	0.10	(0.44)	(1.65)	(0.56)
Fully diluted	0.10	(0.44)	(1.65)	(0.56)

13. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and six-month periods ended August 1, 2020, the Company purchased merchandise for resale amounting to $3 and $26, respectively [August 3, 2019 – nil and $15, respectively] and provided infrastructure and administrative services of $8 and $75, respectively [August 3, 2019 - $41 and $59, respectively] to a company controlled by one of its executive employees.

The Company also spent $9 and $53, respectively [August 3, 2019 — $68 and $68, respectively] for consulting services from a related party of the principal shareholder. As well during the three-month period ended August 3, 2019, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for $200 from a related party of the principal shareholder.

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

14. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has determined that each of its retail stores represents an operating segment. However, because its retail stores have similar economic characteristics, sell similar products, have similar types of customers, and use similar distribution channels, the Company has determined that these operating segments can be aggregated at a geographic level. The Company has concluded that it has two reportable segments, Canada and the U.S., that derive their revenues from the online, retail and wholesale sale of tea, tea accessories and food and beverages. The Company’s Chief Executive Officer (the chief operating decision maker or “CODM”) makes decisions about resources allocation and assesses performance at the country level, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
	$	$	$	$
Tea	19,921	29,306	46,016	62,730
Tea accessories	3,065	6,629	7,685	14,284
Food and beverages	45	3,232	1,572	6,418
	23,031	39,167	55,273	83,432

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	August 1,	February 1,
	2020	2020
	$	$
Canada	15,071	52,116
US	-	7,042
Total	15,071	59,158

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended August 1, 2020			For the six months ended August 1, 2020

	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	16,951	6,080	23,031	40,996	14,277	55,273
Cost of sales	11,469	3,225	14,694	24,851	7,412	32,263
Gross profit	5,482	2,855	8,337	16,145	6,865	23,010
Selling, general and administration expenses (allocated)	1,975	949	2,924	11,507	3,540	15,047
Impairment of property and equipment and right-of-use assets	—	—	—	2,561	—	2,561
Results from operating activities before corporate expenses	3,507	1,906	5,413	2,077	3,325	5,402
Selling, general and administration expenses (non-allocated)			4,485			11,434
Restructuring plan activities, net			(3,172)			34,228
Results from operating activities			4,100			(40,260)
Finance costs			1,559			3,226
Finance income			(68)			(308)
Net Income (loss) before income taxes			2,609			(43,178)

	For the three months ended August 3, 2019			For the six months ended August 3, 2019
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,340	8,827	39,167	64,530	18,902	83,432
Cost of sales	13,925	3,437	17,362	28,039	7,252	35,291
Gross profit	16,415	5,390	21,805	36,491	11,650	48,141
Selling, general and administration expenses (allocated)	14,697	4,462	19,159	29,573	9,277	38,850
Impairment of property and equipment and right-of-use assets	2,480	2,545	5,025	2,480	2,545	5,025
Results from operating activities before corporate expenses	(762)	(1,617)	(2,379)	4,438	(172)	4,266
Selling, general and administration expenses (non-allocated)			7,378			15,708
Results from operating activities			(9,758)			(11,442)
Finance costs			1,781			3,608
Finance income			(195)			(386)
Net Loss before income taxes			(11,344)			(14,664)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $155.

The Company’s foreign exchange exposure is as follows:

	August 1,	February 1,
	2020	2020
	US$	US$
Cash	356	1,928
Accounts receivable	1,953	778
Accounts payable	5,406	6,090

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

The Company had no foreign exchange contracts outstanding as at August 1, 2020.

Market Risk — Interest Rate Risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist primarily of cash on hand.

Liquidity Risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. On July 8, 2020, the Company announced it was implementing the Restructuring Plan in order to stabilize its operations and eventually generate free cash-flow to sustain the business.  Considering the Company does not have access to financing and needs to operate the business and fund its restructuring activities, the Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will have sufficient liquidity to meet liabilities as they become due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its trade and other payables, lease and purchase obligations.

As at August 1, 2020, the Company had $34.3 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At August 1, 2020, Trade and other payables amounted to $26.6 million (February 1, 2020 - $20.8 million), Provisions amounted to $47.8 million and purchase obligations amounted to $6.6 million (February 1, 2020 - $11.5 million).As part of its Restructuring Plan, Trade and other payables due as at July 8, 2020 are subject to a plan of arrangement to be proposed by the Company to its creditors as part of the CCAA proceedings. All trade and other payables from July 9, 2020 onwards are expected to be paid according to negotiated vendor terms.

Refer to note 2 for details with respect to the going concern uncertainty.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of receivables. Accounts receivable primarily consist of receivables from retail customers who pay by credit card, receivables from wholesale channel sales, recoveries of credits from suppliers for returned or damaged products, and receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. As a result, expected credit loss on these financial assets is not significant.

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

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on June 16, 2020, as well as the additional Risk Factors set out in our Form 10-Q filed with the SEC on July 31, 2020.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

☐	The effects of our Restructuring Plan pursuant to the CCAA in Canada and recognition of the CCAA proceedings in the United States under Chapter 15 of the United States Bankruptcy Code;

☐

Our ability to decrease losses, primarily by optimizing our North American retail footprint and transitioning to a digital first strategy and the related uncertainty as to how we will achieve the optimization, raises substantial doubt about our ability to continue as a going concern;

☐

The duration and impact of the global COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

☐	Our efforts to renegotiate terms of our retail store leases, as well as future lease liabilities;

☐	Our ability to avoid the delisting of the Company’s common stock by Nasdaq due to the Restructuring Plan or our inability to maintain compliance with Nasdaq listing requirements;

☐

Our ability to successfully pivot our business to a digital first strategy, supported by our wholesale distribution capabilities and out retail operations, including our ability to attract and retain employees that are instrumental to growing our online and wholesale channel businesses;

☐	Our ability to manage significant changes to our leadership team;

☐	Our ability to maintain and enhance our brand image;

☐	Significant competition within our industry;

☐	The effect of a decrease in customer traffic where our stores are located;

☐	Our ability to attract and retain employees that embody our culture, including Tea Guides and store and district managers and regional directors;

☐	Changes in consumer preferences and economic conditions affecting disposable income;

☐	Our ability to source, develop and market new varieties of teas, tea accessories, food and beverages;

☐	Our reliance upon the continued retention of key personnel;

☐	The impact from real or perceived quality or safety issues with our teas, tea accessories, food and beverages;

☐

Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities, in particular in light of supply chain disruption due to the COVID-19 pandemic;

☐	The impact of weather conditions, natural disasters and man-made disasters on the supply and price of tea;

☐	Actual or attempted breaches of data security;

☐	The costs of protecting and enforcing our intellectual property rights and defending against intellectual property claims brought by others;

☐	Fluctuations in exchange rates; and

☐	The seasonality of our business.

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

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. Fiscal 2019 and 2020 both cover a 52-week period.

Overview

We are a branded retailer and growing mass wholesaler of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories through our e-commerce platform at www.davidstea.com and in 18 Company-owned and operated retail stores in Canada. A selection of DAVIDsTEA products is also available in more than 2,500 grocery stores and pharmacies across Canada. The Company is headquartered in Montréal, Canada.

The Company has a history of losses over the last several years and the COVID-19 pandemic required an acceleration of its transformation initiatives. Consumer purchasing preferences have increasingly been trending away from brick-and-mortar and increasingly towards online and alternative channels over the last several years. In Fiscal 2019 while over 80% of the Company’s revenues were generated from on average 234 brick-and-mortar stores, same-stores sales declined by 12.7% compared to Fiscal 2018.  E-commerce and wholesale revenues during Fiscal 2019 increased by 20.9 % compared to Fiscal 2018.

We believe that our proprietary loose-leaf tea assortment and related product suite differentiates us from competitors in North America and resonates with our target customer base. Our strategy is to stabilize our business from unfavorable trend lines by playing to our core strengths and strengthening our business by focusing on how to grow our product portfolio. This includes migrating sales to a virtual experience and best-in-class customer service execution. Our Restructuring Plan is focused on effectively optimizing our retail footprint to emerge as a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, all supported by a right-sized support organization.

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

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under the CCAA in order to accelerate its transition to an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform at www.davidstea.com and its wholesale distribution channel, through which it sells a selection of DAVIDsTEA products in grocery stores and pharmacies across Canada. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company obtained the Initial Order pursuant to the CCAA from the Québec Superior Court in order to implement the Restructuring Plan. Among other things, the Initial Order provided for the appointment of PwC as Monitor in the CCAA proceedings.

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

As part of its Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 stores in the United States. These lease terminations were effective on August 9, 2020.

On July 16, 2020, the Company obtained an Amended and Restated Initial Order from the Québec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters, particularly with regards to the lease terminations.

On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada. These lease terminations were effective on August 29, 2020.

On August 21, 2020, the Company re-opened 18 stores across Canada.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA.  This Order, among other things sets November 6, 2020 as the time by which creditors must submit their claims to PwC, the Court-appointed Monitor.

The Company expects to successfully emerge from the CCAA restructuring process as a stronger, more resilient company; however, there is material uncertainty surrounding its ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic and changes in consumer behavior. Accordingly, there is substantial doubt in its ability to continue as a going concern.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section under “Item 1A. Risk Factors” of this Form 10-Q.

How We Assess Our Performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales. Sales are generated from our online store, retail stores, and from our wholesale distribution channel. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarters because of lower customer engagement in both our online store and physical locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. A number of factors that influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products. Sales also include gift card breakage income.

As we transition to generating sales primarily from our online store, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance. Factors affecting our performance include:

☐	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

☐	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

☐	the customer experience we provide online and in our other channels;

☐	the level of customer traffic to our website and our online presence more generally;

☐	the number of customer transactions and average ticket online;

☐	the pricing of our tea, tea accessories; and

☐	our ability to obtain, manufacture and distribute product efficiently;

Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs, assembly and distribution costs.

Selling, General and Administration Expenses. Selling, general and administration expenses consist of store operating expenses and other general and administration expenses. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property and equipment, amortization of intangible assets, amortization of right-of-use assets, any store or other asset impairment taken in the normal course of business and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-Q (the “MD&A”).

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses and restructuring plan activities.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure in our MD&A.

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to any credit facility, and interest expense from lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure in our MD&A.

Selected Operating and Financial Highlights

Results of Operations

Our financial results for the second quarter include the impact of our restructuring efforts focused primarily on improving the performance of our North American retail footprint and the related general and administrative cost structure. On July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court and on July 9, 2020, we received protection from creditor action against our assets in the United States from the United States Bankruptcy Court for the District of Delaware. On July 10, 2020, we sent notices to terminate leases for 82 of our stores in Canada and all 42 stores in the United States. These lease terminations were effective on August 9, 2020. On July 30, 2020, we sent notices to terminate leases for an additional 82 of our stores in Canada. These lease terminations were effective on August 29, 2020.

Sales during the second quarter of $23.0 million declined by $16.1 million or 41.2% over the prior year quarter due primarily to having no stores opened during the period. Adjusted EBITDA in the second quarter of Fiscal 2020 was $1.4 million compared to $0.4 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Consolidated statement of income (loss) data:
Sales	$23,031	$39,167	$55,273	$83,432
Cost of sales	14,694	17,362	32,263	35,291
Gross profit	8,337	21,805	23,010	48,141
Selling, general and administration expenses	7,409	31,563	29,042	59,583
Restructuring plan activities, net	(3,172)	—	34,228	—
Results from operating activities	4,100	(9,758)	(40,260)	(11,442)
Finance costs	1,559	1,781	3,226	3,608
Finance income	(68)	(195)	(308)	(386)
Net income (loss)	$2,609	$(11,344)	$(43,178)	$(14,664)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	63.8%	44.3%	58.4%	42.3%
Gross profit	36.2%	55.7%	41.6%	57.7%
Selling, general and administration expenses	32.2%	80.6%	52.5%	71.4%
Results from operating activities	17.8%	(24.9%)	(72.8%)	(13.7%)
Finance costs	6.8%	4.5%	5.8%	4.3%
Finance income	(0.3%)	(0.5%)	(0.6%)	(0.5%)
Net income (loss)	11.3%	(29.0%)	(78.1%)	(17.6%)
Other financial and operations data:
Adjusted EBITDA (1)	$1,365	$361	$430	$3,630
Adjusted EBITDA as a percentage of sales	5.9%	0.9%	0.8%	4.4%
Adjusted SG&A (1)	8,565	26,538	28,480	54,558
Adjusted operating loss (1)	(228)	(4,711)	(5,470)	(6,395)
Adjusted Net loss (1)	$(1,719)	$(6,297)	$(8,388)	$(9,617)

___________

(1)

For a reconciliation of Adjusted EBITDA to net income, Adjusted SG&A to SG&A, Adjusted operating loss to operating income (loss), Adjusted Net loss to net income (loss) see “Non-IFRS Financial Measures” below.

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

☐

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

☐

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA do not reflect the cash requirements necessary to fund capital expenditures; and

☐

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

The following tables present reconciliations of Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net loss and Adjusted EBITDA to our Net income (loss) determined in accordance with IFRS:

Reconciliation of Adjusted selling, general and administration expenses

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Selling, general and administration expenses	$7,409	$31,563	$29,042	$59,583
Impairment of property and equipment and right-of-use assets	—	(5,025)	(2,561)	(5,025)
Government wage subsidy	1,156	—	1,999	—
Adjusted selling, general and administration expenses	$8,565	$26,538	$28,480	$54,558

Reconciliation of Adjusted results from operating activities

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Results from operating activities	$4,100	$(9,758)	$(40,260)	$(11,442)
Impairment of property and equipment and right-of-use assets	—	5,025	2,561	5,025
Loss on disposal of property and equipment	—	22	—	22
Restructuring plan activities, net	(3,172)	—	34,228	—
Government wage subsidy	(1,156)	—	(1,999)	—
Adjusted results from operating activities	$(228)	$(4,711)	$(5,470)	$(6,395)

Reconciliation of Net loss to Adjusted EBITDA

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Net income (loss)	$2,609	$(11,344)	$(43,178)	$(14,664)
Finance costs	1,559	1,781	3,226	3,608
Finance income	(68)	(195)	(308)	(386)
Depreciation and amortization	1,326	4,929	5,320	9,755
EBITDA	$5,426	$(4,829)	$(34,940)	$(1,687)
Additional adjustments:
Stock-based compensation expense	267	143	580	270
Impairment of property and equipment and right-of-use assets	—	5,025	2,561	5,025
Loss on disposal of property and equipment	—	22	—	22
Restructuring plan activities, net	(3,172)	—	34,228	—
Government wage subsidy	(1,156)	—	(1,999)	—
Adjusted EBITDA	$1,365	$361	$430	$3,630

Reconciliation of reported results to Adjusted net loss

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Net income (loss)	$2,609	$(11,344)	$(43,178)	$(14,664)
Impairment of property and equipment and right-of-use assets	—	5,025	2,561	5,025
Loss on disposal of property and equipment	—	22	—	22
Restructuring plan activities, net	(3,172)	—	34,228	—
Government wage subsidy	(1,156)	—	(1,999)	—
Adjusted Net loss	$(1,719)	$(6,297)	$(8,388)	$(9,617)

Reconciliation of fully diluted loss per common share to adjusted fully diluted loss per common share

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

Weighted average number of shares outstanding, basic and fully diluted	26,128,971	26,056,520	26,108,499	26,038,128

Adjusted weighted average number of shares outstanding, fully diluted	26,925,264	26,056,520	26,108,499	26,038,128

Net income (loss)	$2,609	$(11,344)	$(43,178)	$(14,664)

Adjusted Net (loss)	$(1,719)	$(6,297)	$(8,388)	$(9,617)

Net income (loss) per share, fully diluted	$0.10	$(0.44)	$(1.65)	$(0.56)

Adjusted net income (loss) per share, basic	$(0.07)	$(0.24)	$(0.32)	$(0.37)

Adjusted Net loss per share, fully diluted	$(0.06)	$(0.24)	$(0.32)	$(0.37)

Three Months Ended August 1, 2020 compared to Three Months Ended August 3, 2019

Sales. Sales for the three months ended August 1, 2020 decreased 41.2%, or $16.1 million, to $23.0 million from $39.2 million in the prior year quarter. On March 17, 2020, in response to the COVID-19 pandemic, the Company closed all its retail stores in Canada and the United States. The Company only reopened 18 stores subsequent to quarter-end. With all retail locations closed for the duration of the second quarter, this resulted in a $31.3 million decline in retail sales and customer migration to online and wholesale channels. Sales from e-commerce and wholesale channels increased by $15.0 million or 189.9% to $23.0 million, from $7.9 million in the prior year quarter.  E-commerce and wholesale sales represented 100% of sales compared to 20.2% of sales in the prior year quarter.

Gross profit. Gross profit of $8.3 million for the three months ended August 1, 2020 decreased by $13.5 million or 61.8% from the prior year quarter due primarily to a decline in sales during the period. Gross profit as a percentage of sales declined to 36.2% for the three-month period ended August 1, 2020 from 55.7% in the prior year quarter. Gross profit was also impacted by the significant increase in e-commerce sales during the period ended August 1, 2020 and resulted in an increase of $3.0 million in delivery and distribution costs, partially offset by better gross margin on hard goods and kits. Further impacting our margins in the quarter was occupancy costs related to terminated store leases amounting to $1.7 million.

As the Company pivots to a digital first strategy, the cost of delivery and distribution that is included in arriving at gross profit will compare unfavorably to prior periods that were predominantly focused on retail sales distribution. We expect that the increased cost to deliver online purchases will be less than the selling expenses incurred in a retail environment that have been historically included as part of Selling, general and administration expenses.

Selling, general and administration expenses. Selling, general and administration expenses (“SG&A”) decreased by $24.2 million or 76.5%, to $7.4 million in the three months ended August 1, 2020 from the prior year quarter. Excluding the impact of the $1.2 million subsidy received through the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A decreased by $18.0 million for the three months ended August 1, 2020. The decrease is explained by the closure of all stores effective March 17, 2020 and the corresponding impact on wages, salaries and employee benefits amounting to $11.5 million, and a $3.6 million reduction in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A, as a percentage of sales decreased to 37.2% from 67.8% due to lower selling expenses resulting from the closure of all stores effective March 17, 2020.

Results from operating activities. Income from operating activities was $4.1 million compared to a loss of $9.8 million in the prior year quarter. Excluding the impact of the Restructuring plan activities under the CCAA announced on July 8, 2020, the subsidy received from the Canadian government COVID-19 Economic Response Plan, the impact of the impairment of property and equipment and right-of-use assets and the loss on disposal of property and equipment, Adjusted results from operating activities amounted to a loss of $0.2 million in the three-month period ended August 1, 2020 compared to a loss of $4.7 million in the prior year quarter. This resulting improvement of $4.5 million is explained by a reduction in wages, salaries and employee benefits amounting to $11.5 million and a reduction of $3.6 million in amortization expense due to a lower right-of-use asset value at the beginning of the period, and a reduction of other selling expenses, partially offset by the reduction of gross profit of $13.5 million.

Finance costs. Finance costs amounted to $1.6 million in the three months ended August 1, 2020, a decrease of $0.2 million from the prior year quarter. The interest expense relates to lease liabilities and has decreased slightly from prior year quarter.

Finance income. Finance income of $0.1 million is derived mainly from interest on cash on hand and has decreased slightly from the prior year quarter.

EBITDA. EBITDA was $5.4 million in the quarter ended August 1, 2020 compared to a negative $4.8 million in the prior year quarter, representing an increase of $10.3 million over the prior year quarter. Adjusted EBITDA for the quarter ended August 1, 2020, which excludes the impact of stock-based compensation expense, Restructuring plan activities and the subsidy received from the Canadian government COVID-19 Economic Response Plan, amounted to $1.4 million compared to $0.4 million in the prior year quarter. As the Company pivots to a digital first strategy, we are seeing an improvement in free cash flow driven from our focus on e-commerce and wholesale channels. In this quarter, EBITDA also improved as a result of a reduced general and administrative infrastructure to support the on-going business.

Net income (loss). Net income was $2.6 million in the quarter ended August 1, 2020 compared to a net loss of $11.3 million in the prior year quarter. Adjusted net loss, which excludes the Restructuring plan activities, the subsidy received from the Canadian Government in response to the COVID-19 Economic Response Plan, the impairment of property and equipment and right-of-use assets, and the loss on disposal of property and equipment amounted to a loss of $1.7 million compared to a loss of $6.3 million in the prior year quarter. This $4.6 million improvement is driven by the same reasons mentioned above in Results from operating activities.

Fully diluted income (loss) per common share. Fully diluted income per common share was $0.10 compared to a loss of $0.44 in the second quarter of Fiscal 2019. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was a loss of $0.06 per share compared to a loss of $0.24 per share.

Six Months Ended August 1, 2020 compared to Six Months Ended August 3, 2019

Sales. Sales for the six months ended August 1, 2020 decreased 33.8%, or $28.2 million, to $55.3 million from $83.4 million in the same period in prior year. On March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closures of all its retail stores in Canada and the United States. The Company reopened 18 stores throughout Canada on August 21, 2020. This resulted in a decline in retail sales and a migration to our online and wholesale channels. Sales from our e-commerce and wholesale channels increased $24.4 million or 155.7% to $40.0 million, from $15.6 million in the same period in prior year, resulting primarily from the closure of our stores along with naturally occurring organic growth in these channels. The decline in retail sales of $52.5 million resulted from the temporary closure of all of our stores since March 17, 2020. For the six-month period ended August 1, 2020, e-commerce and wholesale sales represented 72.4% of total sales as opposed to 18.8% in the same period in the prior year.

Gross profit. Gross profit of $23.0 million for the six-month period ended August 1, 2020 decreased by $25.1 million or 52.2% from the same period of the prior year due primarily to a decline in sales during the period. Gross profit as a percentage of sales declined to 41.6% for the six-month period ended August 1, 2020 from 57.7% in the same period in the prior year. Gross profit was also impacted by the significant increase in e-commerce sales during the period ended August 1, 2020 and resulted in an increase of $5.2 million in delivery and distribution costs, $1.7 million of occupancy cost related to terminated store leases in the second quarter, partially offset by a better gross margin on hard goods and kits. Further impacting our margins in the six months ended August 1, 2020 was an increase in inventory obsolescence of $1.0 million reflecting mainly the spring merchandise left in our closed retail stores during the first quarter.

Selling, general and administration expenses. SG&A decreased by $30.5 million or 51.3%, to $29.0 million in the six months ended August 1, 2020 from the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets, and the subsidy received from the Canadian Government in response to the COVID-19 Economic Response Plan in the six-month period ended August 1, 2020 which amounted to negative $0.6 million, Adjusted SG&A decreased by $28.5 million for the six months ended August 1, 2020. This is mostly explained by the temporary closure of our stores effective March 17, 2020 and the corresponding impact on wages, salaries and employee benefits amounting to $18.6 million and $4.4 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020. As a percentage of sales, Adjusted SG&A decreased to 51.5% from 65.4% due to lower selling expenses resulting from the temporary closure of our stores effective March 17, 2020.

Results from operating activities. Loss from operating activities was $40.3 million compared to a loss of $11.4 million in the same period in Fiscal 2019. Excluding the impact of the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the subsidy received from the Canadian Government in response to the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment, Adjusted results from operating activities was a loss of $5.5 million compared to a loss of $6.4 million in the same period in the prior year. This resulting improvement of $0.9 million is explained by reduction in wages, salaries and employee benefits amounting to $18.6 million and $4.4 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020, and a reduction of other selling expenses, partially offset by the reduction of gross profit of $25.1 million.

Finance costs. Finance costs amounted to $3.2 million in the six-month period ended August 1, 2020, a decrease of $0.4 million from the prior year quarter. The interest expense relates to lease liabilities and has decreased slightly from the prior year quarter.

Finance income. Finance income of $0.1 million is derived mainly from interest on cash on hand and has decreased slightly from the prior year quarter.

EBITDA. EBITDA was negative $34.9 million in the six-month period ended August 1, 2020 compared to negative $1.7 million in the same period in the prior year, representing a decrease of $33.3 million over Fiscal 2019. Adjusted EBITDA for the six months ended August 1, 2020, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the subsidy received from the Canadian Government in response to the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment amounted to $0.4 million compared to $3.6 million in the same period in the prior year. The decline in Adjusted EBITDA, of $3.2 million, is an outcome of the decline in gross profit that was partially offset by a reduction in SG&A.

Net loss. Net loss was $43.2 million in the six months ended August 1, 2020 compared to a net loss of $14.7 million in the same period in prior year. Adjusted net loss, which excludes the impact from the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the subsidy received from the Canadian Government in response to the COVID-19 Economic Response Plan and loss on disposal of property and equipment, was $8.4 million compared to $9.6 million in the same period in the prior year. This $1.2 million improvement is driven by the same reasons mentioned above in Results from operating activities.

Fully diluted loss per common share. Fully diluted loss per common share was negative $1.61 compared to negative $0.56 in the six months ended August 1, 2020. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was negative $0.31 per share compared to negative $0.37 per share.

Liquidity and Capital Resources

As at August 1, 2020 we had $34.3 million of cash primarily held by major Canadian financial institutions. Working capital was negative $13.2 million as of August 1, 2020, compared to $36.4 million as at February 1, 2020.

Our primary source of liquidity is cash on hand as we have no access to any form a debt financing. Our primary cash needs are to finance working capital and capital expenditures in connection with enhancing the functions and features of our online store. Our working capital requirements are for the purchase of inventory and payment of payroll and other operating costs. Furthermore, in light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for professional fees and for the settlement of Initial Order obligations upon acceptance of a plan of arrangement that will be presented to creditors. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We fund our capital expenditures and working capital requirements from a combination of cash on hand and cash provided by operating activities.

Cash Flow

A summary of our cash flows provided by (used in) operating, investing and financing activities is presented in the following table:

	For the three months ended		For the six months ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Cash flows provided by (used in):
Operating activities	$(3,823)	$3,083	$(7,879)	$3,443
Financing activities	(1,195)	(5,799)	(5,571)	(11,622)
Investing activities	(40)	(3,050)	1,397	(4,170)
Decrease in cash	$(5,058)	$(5,766)	$(12,053)	$(12,349)

Three Months Ended August 1, 2020 compared to Three Months Ended August 3, 2019

Cash flows provided by (used in) Operating activities. Net cash flows used in Operating activities during the quarter ended August 1, 2020 amounted to $3.8 million and represented a change of $6.9 million from the prior year quarter. The change is primarily due to the impact of the Restructuring Plan under the CCAA, wherein we have used cash to make vendor deposits for both services and inventory related goods.

Cash flows used in Financing activities. Net cash flows used in Financing activities of $1.1 million compares to $5.8 million used in the prior year quarter.  This net reduction in use of cash was primarily due to the non-payment of lease obligations from May 3, 2020 to July 8, 2020.

Cash flows used in Investing activities. Cash flows used in Investing activities decreased by $3.0 million to almost nil for the three-months ended August 1, 2020. The decrease is primarily due to the capital expenditures and the loan advance that was made in the prior year quarter. Capital expenditures decreased by $1.2 million, to almost nil for the three months ended August 1, 2020, from $1.3 million for the three months ended August 3, 2019. This decrease was primarily due to lower investment in both leasehold improvements as well as software enhancements.

Six Months Ended August 1, 2020 compared to Six Months Ended August 3, 2019

Cash flows (used in) provided by Operating activities. Net cash flows used in Operating activities during the quarter ended August 1, 2020 amounted to $7.9 million and represented a change of $11.3 million from the prior year. The change is primarily due to the impact of our Restructuring Plan under the CCAA, wherein we have used cash to make vendor deposits for both services and inventory related goods.

Cash flows used in Financing activities. Net cash flows used in financing activities of $5.6 million during the six-month period ended August 1, 2020 represents a reduction of $6.1 million compared to the prior year corresponding period and due primarily to the non-payment of lease obligations from April 1, 2020 to July 8, 2020.

Cash flows provided by (used in) Investing activities. Cash flows provided by investing activities of $1.4 million during the six-month period ended August 1, 2020 increased by $5.6 million. The increase is primarily due to the receipt of cash from repayment of the loan from a Company controlled by an executive employee, partially offset by capital expenditures. Capital expenditures decreased by $1.8 million to $0.6 million for the six-month period ended August 1, 2020, from $2.4 million in the prior year corresponding period. This decrease was primarily due to lower investment in both leasehold improvements as well as software enhancements.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended February 1, 2020 included in our Annual Report on Form 10-K dated June 16, 2020. There have been no material changes to the critical accounting policies and estimates since February 1, 2020, other than those disclosed in Note 4 to our interim consolidated financial statements for the three and six-month periods ended August 1, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial Officer and Chief Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on assessment of our disclosure controls and procedures, as a result of the identification of a material weakness in connection with our non-financial asset impairment testing processes identified in the close process for the fourth quarter of Fiscal 2019, as well as the material weakness identified in the Company’s financial statement close process for the quarter ended November 2, 2019 related to accounting errors identified in the assessment of impairment indicators upon the adoption of IFRS 16, Leases, as previously described in Part I, Item 1A “Risk Factors”, our management concluded that, considering the significant extent of change driven largely by the implementation of our Restructuring Plan, remediation efforts continue and our disclosure controls and procedures were not effective as of August 1, 2020.

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

With the exception of the material weaknesses identified there were no other changes in our internal control over financial reporting during our fiscal quarter ended August 1, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to an Order from the Québec Superior Court, there is currently a stay of all proceedings against or in respect of the Company or affecting the Company’s business operations and activities, except with the leave of the Québec Superior Court, until December 15, 2020.

Item 1A. Risk Factors

The additional risk factor set out below should be read in conjunction with the risk factors previously disclosed in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020 filed with the SEC on June 16, 2020 and for our first quarter ended May 2, 2020 filed with the SEC on July 31, 2020, which are incorporated by reference herein.

If we fail to comply with the continued listing requirements of the Nasdaq Stock Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and could have other adverse effects.

Our common stock is currently listed for trading on The Nasdaq Global Select Market (“Nasdaq”). We must satisfy Nasdaq’s continued listing requirements, including, among others, a minimum stockholders’ equity of $10,000,000, and a minimum bid price for our common stock of $1.00 per share, or risk possibly delisting, which could have a material adverse effect on our business.

On August 6, 2020, the Company received a notification letter (the “Stockholders’ Equity Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company’s stockholders’ equity of $(17,604,000), as reported in its Quarterly Report on Form 10-Q for the period ended May 2, 2020 does not satisfy the Nasdaq Global Market continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A), which requires companies listed on the Nasdaq Global Market to maintain a minimum of US $10,000,000 in stockholders’ equity. The Stockholders’ Equity Notice has no immediate effect on the listing of the Company’s common stock. The Company has until September 21, 2020 to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A). If the Company’s plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Stockholders’ Equity Notice for the Company to provide evidence of compliance. If the plan is not accepted or the Company is not granted an extension, the Company will then consider actions appropriate to the circumstances, which may include applicable appeals to a Nasdaq Listing Qualifications Panel.

 On August 10, 2020, the Company received a notification letter (the “Bid Price Notice”) from Nasdaq saying that the Company was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). The Bid Price Notice has no immediate effect on the listing of the Company’s common stock on Nasdaq and the Company has until February 8, 2021 to regain compliance.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. The failure of Nasdaq to accept the Company’s plan to regain compliance, subsequent failure to regain compliance under Nasdaq Listing Rule 5450(b)(1)(A) or failure to regain compliance under Nasdaq Listing Rule 5450(a)(1) prior to February 8, 2021 each could result in the Company’s common stock being delisted from Nasdaq.

A delisting could make it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

DAVIDsTEA INC.

Date: September 21, 2020	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

