Form 10-Q
period 2020-10-31
DAVIDsTEA Inc.
filed 2020-12-15
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 11, 2020, 26,230,907 common shares of the registrant were outstanding.

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

On December 11, 2020, the Bank of Canada closing average exchange rate was US$1.00 = CAD$1.2769

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		October 31,	February 1,
		2020 $	2020 $

Current
Cash		21,925	46,338
Accounts and other receivables		7,669	6,062
Inventories	[Note 5]	26,176	22,363
Income tax receivable		222	1,196
Prepaid expenses and deposits		13,400	4,542
Total current assets		69,392	80,501
Property and equipment	[Note 6]	2,905	17,737
Intangible assets		4,311	6,339
Right-of-use assets	[Note 6]	816	35,082
Total assets		77,424	139,659
LIABILITIES AND EQUITY
Current
Trade and other payables		3,621	20,794
Deferred revenue		5,766	6,852
Liabilities subject to compromise	[Note 7]	71,653	—
Current portion of lease liabilities		519	16,434
Total current liabilities		81,559	44,080
Non-current portion of lease liabilities		403	72,230
Total liabilities		81,962	116,310
Commitments and contingencies
Equity
Share capital	[Note 8]	113,139	112,843
Contributed surplus		1,761	1,577
Deficit		(120,836)	(92,278)
Accumulated other comprehensive income		1,398	1,207
Total equity (deficiency)		(4,538)	23,349
Total liabilities and equity		77,424	139,659

See accompanying Notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the nine months ended
		October 31,	November 2,	October 31,	November 2,
		2020 $	2019 $	2020 $	2019 $

Sales	[Note 14]	26,225	39,493	81,497	122,925
Cost of sales		15,399	18,139	47,409	53,430
Gross profit		10,826	21,354	34,088	69,495
Selling, general and administration expenses	[Note 9]	7,120	30,670	35,883	90,254
Restructuring plan activities, net	[Note 10]	(10,743)	—	24,017	—
Results from operating activities		14,449	(9,316)	(25,812)	(20,759)
Finance costs		35	1,699	3,260	5,305
Finance income		(53)	(185)	(361)	(570)
Net income (loss)		14,467	(10,830)	(28,711)	(25,494)

Other comprehensive income (loss)
Items to be reclassified subsequently to income:
Cumulative translation adjustment		209	(26)	191	(141)
Other comprehensive earnings (loss), net of tax		209	(26)	191	(141)
Total comprehensive income (loss)		14,676	(10,856)	(28,520)	(25,635)
Net income (loss) per share:
Basic	[Note 12]	0.55	(0.42)	(1.10)	(0.98)
Fully diluted	[Note 12]	0.54	(0.42)	(1.10)	(0.98)
Weighted average number of shares outstanding
Basic	[Note 12]	26,214,573	26,068,435	26,143,963	26,048,239
Fully diluted	[Note 12]	26,767,470	26,068,435	26,143,963	26,048,239

See accompanying Notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	$	$	$	$
OPERATING ACTIVITIES
Net Income (loss)	14,467	(10,830)	(28,711)	(25,494)
Items not affecting cash:
Depreciation of property and equipment	237	1,313	1,781	3,997
Amortization of intangible assets	420	517	1,503	1,372
Amortization of right-of-use assets	189	2,938	2,882	9,153
Gain on modification of lease liabilities	(20,385)	—	(75,121)	—
Liabilities subject to compromise	2,633	—	71,653	—
Interest on lease liabilities	29	1,699	3,216	5,305
Loss on disposal of property and equipment and right-of-use assets	18	—	1,560	22
Impairment of property and equipment and right-of-use assets	—	2,051	39,960	7,076
Stock-based compensation expense	198	256	778	526
Sub-total	(2,194)	(2,056)	19,501	1,957
Net change in other non-cash working capital balances related to operations	(9,822)	6,842	(39,397)	6,272
Cash flows from (used in) operating activities	(12,016)	4,786	(19,896)	8,229
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	—	9	3	9
Payment of lease liabilities	(250)	(5,720)	(5,824)	(17,342)
Cash flows used in financing activities	(250)	(5,711)	(5,821)	(17,333)
INVESTING ACTIVITIES
Additions to property and equipment	(91)	(44)	(402)	(778)
Additions to intangible assets	(3)	(485)	(320)	(2,148)
Repayment (issuance) of loan from a Company controlled by an executive employee	—	(227)	2,026	(2,000)
Cash flows from (used in) investing activities	(94)	(756)	1,304	(4,926)
Decrease in cash during the period	(12,360)	(1,681)	(24,413)	(14,030)
Cash, beginning of the period	34,285	29,725	46,338	42,074
Cash, end of the period	21,925	28,044	21,925	28,044
Supplemental Information
Cash paid for:
Interest	—	—	—	—
Income taxes (classified as operating activity)	—	—	—	—
Cash received for:
Interest	50	217	329	622
Income taxes (classified as operating activity)	—	2,780	870	2,948

See accompanying Notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income	(Deficiency)
	$	$	$	$	$
Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the nine months ended October 31, 2020	—	—	(28,711)	—	(28,711)
Other comprehensive loss	—	—	—	191	191
Total comprehensive loss	—	—	(28,711)	191	(28,520)
Issuance of common shares	4	(1)	—	—	3
Common shares issued on vesting of restricted stock units	292	(593)	153	—	(148)
Stock-based compensation expense	—	778	—	—	778
Balance, October 31, 2020	113,139	1,761	(120,836)	1,398	(4,538)

Balance, February 2, 2019	112,519	1,400	(61,293)	1,497	54,123
Net loss for the nine months ended November 2, 2019	—	—	(25,494)	—	(25,494)
Other comprehensive loss	—	—	—	(141)	(141)
Total comprehensive loss	—	—	(25,494)	(141)	(25,635)
Issuance of common shares	13	(4)	—	—	9
Common shares issued on vesting of restricted stock units	303	(628)	212	—	(113)
Stock-based compensation expense	—	526	—	—	526
Balance, November 2, 2019	112,835	1,294	(86,575)	1,356	28,910

See accompanying Notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 31, 2020 and November 2, 2019 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary (collectively, the “Company”) for the three and nine-month periods ended October 31, 2020 were authorized for issue in accordance with a resolution of the Board of Directors on December 15, 2020. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

The Company is a branded retailer and growing mass wholesaler of specialty tea, offering a differentiated selection of proprietary loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories through its e-commerce platform at www.davidstea.com and in 18 Company-owned and operated retail stores in Canada. A selection of DAVIDsTEA products is also available in more than 2,500 grocery stores and pharmacies across Canada. The results of operations for the interim period are not necessarily indicative of the results of operations for the full year. Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States. On August 21, 2020, the Company re-opened 18 stores across Canada.

The Company qualifies for the Canada Emergency Wage Subsidy (“CEWS”) under the COVID-19 Economic Response Plan of the Government of Canada. During the three and nine-month periods ended October 31, 2020, the Company recognized payroll subsidies of $1.4 million and $3.4 million, respectively under this wage subsidy program as a reduction in the associated wage costs which the Company incurred, which was recognized in Selling, general and administration expenses.

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform at www.davidstea.com and its wholesale distribution channel, through which it sells a selection of DAVIDsTEA products in grocery stores and pharmacies across Canada. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that the formal Restructuring Plan was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

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

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA. This Order, among other things set November 6, 2020 as the time by which creditors had to submit their claims to PwC, the Court-appointed Monitor.

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

Going Concern Uncertainty

In December 2019, a novel strain of coronavirus, responsible for COVID-19, was first reported and was subsequently declared a pandemic by the World Health Organization in March 2020. The measures adopted by the federal, provincial and state governments in order to mitigate the spread of the outbreak required the Company to temporarily close all of its retail locations across North America effective March 17, 2020.

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under applicable laws in both Canada and the United States in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. As part of the Restructuring Plan, the Company sent notices to terminate leases for 82 of its stores in Canada and all 42 of its stores in the United States.On July 30, 2020, the Company sent notices to terminate leases for an additional 82 of its stores in Canada and on August 21, 2020, re-opened 18 of its stores throughout Canada.

Although the Company continues to offer its products directly to consumers through its online store and in supermarkets and drugstores across Canada, it is unlikely that customers will purchase its products at previous volumes through these alternative channels. Furthermore, the duration and impact of the COVID-19 pandemic is unknown and may influence consumer shopping behavior and consumer demand including online shopping. Notwithstanding that the Company expects to emerge from the Restructuring Plan as a leaner organization, there is no assurance that the Restructuring Plan will be successful and that all relevant and required regulatory, creditor and court approvals will be obtained.

For the three and nine-month periods ended October 31, 2020, the Company reported a net income of $14.5 million and incurred a net loss of $28.7 million, respectively. The Company’s current liabilities total $81.6 million as at October 31, 2020. As at October 31, 2020, the Company held cash and accounts and other receivables of $29.6 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, and by focusing on how to grow its product portfolio including sales and customer service execution. The Company expects to restructure its operations to successfully emerge with a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, supported by a right-sized support organization.

Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, changes in consumer behavior and the ability to successfully emerge from the Restructuring Plan.

As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three and nine-month periods ended October 31, 2020 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

3. CHANGES IN ACCOUNTING POLICIES

Recently Issued Accounting Pronouncements

On May 28, 2020, the IASB issued an amendment to IFRS 16, “Leases” to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in Note 5 of the consolidated financial statements for the year ended February 1, 2020. As of February 2, 2020, the Company also considered the impacts related to COVID-19 and the Restructuring Plan to its use of estimates and judgments, as appropriate, within its unaudited interim condensed consolidated financial statements. Estimates and assumptions are subject to inherent uncertainty, which may result in actual amounts differing from reported amounts.

Key sources of estimation uncertainty

Lease termination

The unaudited interim consolidated statement of income (loss) includes amounts for net Restructuring Plan activities (Note 10). As a result of the termination of leases pursuant to the Restructuring Plan, included in these net Restructuring Plan activities amounts are estimates the Company has made for allowed claims in the three and nine-months ended October 31, 2020 amounting to $6.7 million and $49.6 million, respectively. The estimate for the allowed claim is based on the Company’s best estimate and is based on the total undiscounted lease liability offset by an estimate of the losses that affected landlords will be able to successfully mitigate, informed by proofs of claim submitted by creditors. This provision is subject to significant estimation uncertainty, as proceedings are in a preliminary stage. Changes to the provision in future periods may be material and will be recorded through earnings.

Recoverability and impairment of non-financial assets

The temporary store closures as a result of COVID-19, as well as the permanent closure of a majority of our retail stores resulting from the Restructuring Plan, and the related reduction in operating income during fiscal 2020 are considered to be indicators of impairment and the Company performed an assessment of recoverability for the property and equipment and right-of-use assets associated with its retail locations.

Key judgments in applying accounting principles

Lease liabilities

The temporary store closures as a result of COVID-19, and the resulting non-payment of rent for the months of April, May, June and part of July as well as the Restructuring Plan led the Company to make significant judgments with respect to the impacts of these events on the lease liabilities as of October 31, 2020. These include considerations such as the accounting for rent concessions, and the timing of termination of leases.

For all leases terminated as a result of the Restructuring Plan and for which the notice period had expired, lease liabilities under IFRS 16 were determined to have been modified.

5. INVENTORIES

During the three and nine-month periods ended October 31, 2020, inventories recognized as cost of sales amounted to $6,738 and $21,498, respectively [November 2, 2019 - $10,635 and $34,252, respectively]. During the three and nine-month periods ended October 31, 2020, the cost of inventory includes write-downs of $386 and $1,305, respectively [November 2, 2019 – reversal of write downs of $5 and $498, respectively] recorded as a result of net realizable value being lower than cost.

	October 31,	February 1,
	2020	2020
	$	$
Finished goods	22,141	18,590
Goods in transit	1,294	2,059
Packaging	2,741	1,714
	26,176	22,363

6. PROPERTY AND EQUIPMENT AND RIGHT-OF-USE ASSETS

An assessment of impairment indicators was performed which caused the Company to review the recoverable amount of the property and equipment, and right-of-use assets for certain cash generating units (“CGUs”) with an indication of impairment. CGUs reviewed included stores that were permanently closed as part of the Restructuring Plan and the remaining stores that are expected to perform below the Company’s previous projections.

As a result, for the three and nine-month periods ended October 31, 2020, the Company recorded an impairment loss of nil and $13,167, respectively, related to property and equipment, [November 2, 2019 - nil and nil, respectively] and nil and $26,793, respectively, related to right-of-use assets [November 2, 2019 - 2,051 and 7,076, respectively].

These impairment losses are further broken down as follows:

	For the nine months
	ended October 31, 2020
	Stores
	permanently	Stores that
	closed	remain open	Total
	$	$	$
Property and equipment	12,966	201	13,167
Right-of-use assets	24,433	2,360	26,793
	37,399	2,561	39,960

The impairment loss taken in the first quarter of 2020 related to the stores that remain open was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use for 7 of the 18 stores. This value in use of $791 [November 2, 2019 – $1,613] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms. This determination considered historical experience as well as current economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those location, and was then discounted using a pre‑tax discount rate of 13.0% for the first quarter of 2020 [November 2, 2019 – 11.9%].

Depreciation and amortization expenses are broken down as follows:

	For the three months				For the nine months
	ended October 31, 2020				ended October 31, 2020
	Stores				Stores
	permanently	Stores that			permanently	Stores that
	closed	remain open	Head office	Total	closed	remain open	Head office	Total
	$	$	$	$	$	$	$	$
Canada	6	170	250	426	2,246	1,214	873	4,333
US	—	—	—	—	330	—	—	330
	6	170	250	426	2,576	1,214	873	4,663

Depreciation expense, and impairment losses related to stores that remain open are reported in the consolidated statement of income (loss) and comprehensive income (loss) under Selling, general and administration expenses (Note 9). Impairment losses related to stores that were permanently closed as a result of the Company’s Restructuring Plan are reported in Restructuring plan activities, net (Note 10).

For the three and nine-month periods ended November 2, 2019, the depreciation expense was $1,313 and $3,997 respectively; with $3,444 recorded in the Canada segment, $164 recorded in the U.S. segment, and $389 recorded in corporate selling, general and administration expenses.

For Right-of-use assets, for the three and nine-month periods ended November 2, 2019, the depreciation expense was $2,938 and $9,153, respectively; with $7,538 recorded in the Canada segment, and $1,615 recorded in the U.S. segment.

7. LIABILITIES SUBJECT TO COMPROMISE

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

Liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

	Estimate for allowed claims	Trade and other payables	Severance Costs	Liabilities subject to compromise
	$	$	$	$
Balance as at February 1, 2020 and May 2, 2020	—	—	—	—
Reclassification of trade and other payables	—	21,202	—	21,202
Additions	42,878	—	4,940	47,818
Balance as at August 1, 2020	42,878	21,202	4,940	69,020
Additions	16,937	419	—	17,356
Reversals	(10,227)	(3,380)	(407)	(14,014)
Effect of foreign currency exchange	(378)	(331)	—	(709)
Balance as at October 31, 2020	49,210	17,910	4,533	71,653

As a result of the termination of leases pursuant to the Restructuring Plan in the three and nine-month periods ended October 31, 2020, the Company has recorded an estimate for allowed claim in the amount of $6.7 million and $49.6 million, respectively, in Restructuring plan activities, net in the unaudited interim consolidated statement of income (loss) (Note 10). The estimate for the allowed claim is based on the Company’s best estimate and is determined based on the total undiscounted lease liability offset by an estimate of the losses that affected landlords will be able to successfully mitigate, informed by proofs of claim submitted by creditors. This provision is subject to significant estimation uncertainty, as proceedings are in a preliminary stage. Changes to the provision in future periods may be material and will be recorded through earnings.

8. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	October 31,	February 1,
	2020	2020
	$	$
Share Capital - 26,216,560 Common shares (February 1, 2020 - 26,086,162)	113,139	112,843

During the three and nine-month periods ended October 31, 2020, nil and 4,000 stock options, respectively were exercised for common shares for cash proceeds of nil and $3, respectively [November 2, 2019 – 12,000 and 12,000 stock options, respectively, for cash proceeds of $9 and $9, respectively].

In addition, during the three and nine-month periods ended October 31, 2020, 8,431 and 126,398 common shares, respectively [November 2, 2019 – 6,877 and 55,845 common shares respectively] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $20 and $292, net of tax [November 2, 2019 — $30 and $303, net of tax, respectively] and a reduction in contributed surplus of $39 and $593, respectively [November 2, 2019 — $67 and $628, respectively].

Stock-based compensation

As at October 31, 2020, 1,088,729 [November 2, 2019, 1,744,529] common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and nine-month periods ended October 31, 2020 and November 2, 2019.

A summary of the status of the Company’s stock option plan and changes during the nine-month periods is presented below.

	For the nine months ended
	October 31,		November 2,
	2020		2019
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	76,350	8.96	137,540	7.17
Issued	—	—	—	—
Exercised	(4,000)	0.77	(12,000)	0.77
Forfeitures	—	—	(35,001)	6.77
Outstanding, end of period	72,350	9.41	90,539	8.17
Exercisable, end of period	72,350	9.41	89,120	8.07

A summary of the status of the Company’s RSU plan and changes during the nine-month periods is presented below.

	For the nine months ended
	October 31,		November 2,
	2020		2019
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	749,522	2.17	270,976	5.26
Granted	1,177,222	1.44	804,710	1.93
Forfeitures	(313,229)	(1.67)	(112,746)	3.46
Vested	(126,398)	(2.28)	(78,345)	5.52
Vested, withheld for tax	(128,760)	(2.31)	(59,134)	5.37
Outstanding, end of period	1,358,357	1.63	825,461	2.22

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended October 31, 2020, the Company recognized a stock-based compensation expense of $198 and $778, respectively [November 2, 2019 — $256 and $526].

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	$	$	$	$
Wages, salaries and employee benefits	3,496	15,690	15,879	46,999
Depreciation of property and equipment	237	1,313	1,781	3,997
Amortization of intangible assets	420	517	1,503	1,372
Amortization right-of-use asset	189	2,938	2,882	9,153
Impairment of property and equipment and right-of-use assets	—	2,051	2,561	7,076
Loss on disposal of property and equipment	—	—	—	22
Marketing expenses	1,209	1,618	2,848	3,974
IT expenses	736	1,080	2,190	3,059
Credit card fees	547	618	1,736	1,839
Professional fees	611	377	1,682	1,256
Stores supplies	178	1,862	1,254	3,487
Stock-based compensation	198	256	778	526
Government emergency wage subsidy	(1,446)	—	(3,445)	—
Other selling, general and administration	745	2,350	4,234	7,494
	7,120	30,670	35,883	90,254

10. RESTRUCTURING PLAN ACTIVITIES, NET

During the three and nine-month periods ended October 31, 2020, the Company, in connection with the termination or modification of leases pursuant to the Restructuring Plan, reduced its lease liabilities by $20.4 million and $75.1 million, respectively, resulting in a gain on the modification of lease liabilities.

	For the three months ended	For the nine months ended
	October 31,	October 31,
	2020	2020
	$	$
Gain on modification of lease liabilities	(20,385)	(75,121)
Estimate for allowed claim	6,710	49,588
Loss on disposal of property and equipment and right-of-use assets	18	1,560
Impairment of property and equipment and right-of-use assets	—	37,399
Severance costs	(337)	4,832
Interest and penalties related to unpaid occupancy charges	146	1,147
Professional fees	856	1,829
Store closure related costs	2,249	2,783
Restructuring plan activities, net	(10,743)	24,017

11. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	October 31,		November 2,		October 31,		November 2,
	2020		2019		2020		2019
	%	$	%	$	%	$	%	$
Income tax provision (recovery) — statutory rate	26.8	3,878	26.8	(2,902)	26.8	(7,694)	26.8	(6,832)
Non-deductible items	0.4	54	(0.7)	72	(0.6)	180	(0.6)	148
Unrecognized deferred income tax assets	(27.2)	(3,932)	(26.1)	2,830	(26.2)	7,514	(26.2)	6,684
Income tax provision (recovery) — effective tax rate	—	—	—	—	—	—	—	—

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

The following reflects the income and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	$	$	$	$
Net income (loss) for basic EPS	14,467	(10,830)	(28,711)	(25,494)
Weighted average number of shares outstanding:
Basic	26,214,573	26,068,435	26,143,963	26,048,239
Fully diluted	26,767,470	26,068,435	26,143,963	26,048,239
Net income (loss) per share:
Basic	0.55	(0.42)	(1.10)	(0.98)
Fully diluted	0.54	(0.42)	(1.10)	(0.98)

13. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and nine-month periods ended October 31, 2020, the Company purchased merchandise for resale amounting to $50 and $76, respectively [November 2, 2019 – $33 and $48, respectively] and provided infrastructure and administrative services of $5 and $80, respectively [November 2, 2019 - $163 and $222, respectively] to a company controlled by one of its executive employees.

The Company also spent nil and $53, respectively [November 2, 2019 — $96 and $164, respectively] for consulting services from a related party of the principal shareholder. As well during the three-month period ended November 2, 2019, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for $200 from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor, pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million. RDI guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, gave a movable hypothec (or lien) in favor of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, an officer of the Company. RDI, the principal shareholder of the Company, is controlled by Herschel Segal, Chairman, Interim Chief Executive Officer and a director of the Company. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

During the first quarter of 2020, the loan of $2.0 million along with accrued interest of $45 were fully repaid.

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

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
	$	$	$	$
Tea	22,989	30,038	69,004	92,770
Tea accessories	3,183	6,199	10,868	20,482
Food and beverages	53	3,256	1,625	9,673
	26,225	39,493	81,497	122,925

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	October 31,	February 1,
	2020	2020
	$	$
Canada	8,032	52,116
US	-	7,042
Total	8,032	59,158

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended			For the nine months ended
	October 31, 2020			October 31, 2020
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	20,280	5,945	26,225	61,276	20,221	81,497
Cost of sales	12,164	3,235	15,399	36,812	10,597	47,409
Gross profit	8,116	2,710	10,826	24,464	9,624	34,088
Selling, general and administration expenses (allocated)	2,765	487	3,252	14,173	3,845	18,018
Impairment of property and equipment and right-of-use assets	—	—	—	2,561	—	2,561
Results from operating activities before corporate expenses	5,351	2,223	7,574	7,730	5,779	13,509
Selling, general and administration expenses (non-allocated)			3,868			15,304
Restructuring plan activities, net			(10,743)			24,017
Results from operating activities			14,449			(25,812)
Finance costs			35			3,260
Finance income			(53)			(361)
Net Income (loss) before income taxes			14,467			(28,711)

	For the three months ended			For the nine months ended
	November 2, 2019			November 2, 2019
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	30,909	8,584	39,493	95,439	27,486	122,925
Cost of sales	14,060	4,079	18,139	42,099	11,331	53,430
Gross profit	16,849	4,505	21,354	53,340	16,155	69,495
Selling, general and administration expenses (allocated)	16,057	4,433	20,490	45,628	13,712	59,340
Impairment of property and equipment and right-of-use assets	949	1,102	2,051	3,429	3,647	7,076
Results from operating activities before corporate expenses	(157)	(1,030)	(1,187)	4,283	(1,204)	3,079
Selling, general and administration expenses (non-allocated)			8,129			23,838
Results from operating activities			(9,316)			(20,759)
Finance costs			1,699			5,305
Finance income			(185)			(570)
Net Loss before income taxes			(10,830)			(25,494)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $587.

The Company’s foreign exchange exposure is as follows:

	October 31,	February 1,
	2020	2020
	US$	US$
Cash	470	1,928
Accounts and other receivables	889	455
Prepaid expenses and deposits	3,675	323
Trade and other payables	397	6,090
Liabilities subject to compromise	16,385	-

The Company’s U.S. subsidiary’s transactions are denominated in U.S. dollars.

The Company had no foreign exchange contracts outstanding as at October 31, 2020.

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

As at October 31, 2020, the Company had $21.9 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At October 31, 2020, Trade and other payables amounted to $3.6 million (February 1, 2020 - $20.8 million), liabilities subject to compromise amounted to $71.7 million and purchase obligations amounted to $12.3 million (February 1, 2020 - $11.5 million).  As part of its Restructuring Plan, Liabilities subject to compromise, as disclosed in Note 7, are subject to a plan of arrangement to be proposed by the Company to its creditors. All trade and other payables from July 9, 2020 onwards are expected to be paid according to negotiated vendor terms.

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

16. COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current year presentation in the consolidated statement of income (loss) with respect to the Company’s Restructuring Plan.

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

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on June 16, 2020, as well as the additional Risk Factors set out in our Form 10-Q filed with the SEC on July 31, 2020, as well as the additional Risk Factor set out in our Form 10-Q filed with the SEC on September 21, 2020.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

☐	The effects of our Restructuring Plan pursuant to the CCAA in Canada and recognition of the CCAA proceedings in the United States under Chapter 15 of the United States Bankruptcy Code;

☐

Our ability to successfully pivot our business to a digital-first strategy, supported by our wholesale distribution capabilities and our retail operations, including our ability to attract and retain employees that are instrumental to growing our online and wholesale channel businesses;

☐

The duration and impact of the global COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

☐	Our ability to avoid the delisting of the Company’s common stock by Nasdaq due to the Restructuring Plan or our inability to maintain compliance with Nasdaq listing requirements;

☐	Our ability to manage significant changes to our leadership team;

☐	Our ability to maintain and enhance our brand image;

☐	Significant competition within our industry;

☐	The effect of a decrease in customer traffic where our stores are located;

☐	Our ability to attract and retain employees that embody our entrepreneurial culture;

☐	Changes in consumer preferences and economic conditions affecting disposable income;

☐	Our ability to source, develop and market new varieties of teas, tea accessories, food and beverages;

☐	Our reliance upon the continued retention of key personnel;

☐	The impact from real or perceived quality or safety issues with our teas, tea accessories, food and beverages;

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

On August 21, 2020, the Company re-opened 18 stores across Canada.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA. This Order, among other things set November 6, 2020 as the time by which creditors had to submit their claims to PwC, the Court-appointed Monitor.

Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, changes in consumer behavior and the ability to successfully emerge from the Restructuring Plan. As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

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

As we transition to generating sales primarily from our online store, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance. Factors affecting our performance include:

☐	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

☐	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

☐	the customer experience we provide online and in our other channels;

☐	the level of customer traffic to our website and our online presence more generally;

☐	the number of customer transactions and average ticket online;

☐	the pricing of our tea, tea accessories; and

☐	our ability to obtain, manufacture and distribute product efficiently.

Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs, assembly and distribution costs.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) consist of store operating expenses and other general and administration expenses. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property and equipment, amortization of intangible assets, amortization of right-of-use assets, any store or other asset impairment taken in the normal course of business and other operating costs.

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

Selected Operating and Financial Highlights

Results of Operations

Our financial results for the third quarter include the impact of our Restructuring Plan which began on July 8, 2020 and July 9, 2020 when we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court and when we received protection from creditor action against our assets in the United States from the United States Bankruptcy Court for the District of Delaware, respectively. On July 10, 2020, we sent notices to terminate leases for 82 of our stores in Canada and all 42 of our stores in the United States. These lease terminations were effective on August 9, 2020. On July 30, 2020, we sent notices to terminate leases for an additional 82 of our stores in Canada. These lease terminations were effective on August 29, 2020. Our retail footprint now includes 18 stores in Canada which we reopened on August 21, 2020.

Sales during the third quarter of $26.2 million declined by $13.3 million or 33.6% over the prior year quarter due to the reduction in our retail store footprint. Adjusted EBITDA in the third quarter of Fiscal 2020 was $3.3 million compared to negative $2.2 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended			For the nine months ended

	October 31,	November 2,		October 31,	November 2,
	2020	2019		2020	2019

Consolidated statement of income (loss) data:
Sales	$26,225	$39,493		$81,497	$122,925
Cost of sales	15,399	18,139		47,409	53,430
Gross profit	10,826	21,354		34,088	69,495
Selling, general and administration expenses	7,120	30,670		35,883	90,254
Restructuring plan activities, net	(10,743)	—		24,017	—
Results from operating activities	14,449	(9,316)		(25,812)	(20,759)
Finance costs	35	1,699		3,260	5,305
Finance income	(53)	(185)		(361)	(570)
Net income (loss)	$14,467	$(10,830)		$(28,711)	$(25,494)
Percentage of sales:
Sales	100.0%	100.0%		100.0%	100.0%
Cost of sales	58.7%	45.9%		58.2%	43.5%
Gross profit	41.3%	54.1%		41.8%	56.5%
Selling, general and administration expenses	27.1%	77.7%		44.0%	73.4%
Restructuring plan activities, net	(41.0)%	0.0%		29.5%	0.0%
Results from operating activities	55.1%	(23.6)%		(31.7)%	(16.9)%
Finance costs	0.1%	4.3%		4.0%	4.3%
Finance income	(0.2)%	(0.5)%		(0.4)%	(0.5)%
Net income (loss)	55.2%	(27.4)%		(35.2)%	(20.7)%
Other financial and operations data:
Adjusted EBITDA (1)	$3,304	$(2,241)		$4,265	$1,387
Adjusted EBITDA as a percentage of sales	12.6%	(5.7	) %	5.2%	1.1%
Adjusted SG&A (1)	$8,566	$28,619		$36,767	$83,178
Adjusted results from operating activities (1)	$2,260	$(7,265)		$(2,679)	$(13,661)
Adjusted net income (loss) (1)	$2,278	$(8,779)		$(5,578)	$(18,396)

(1)

For a reconciliation of Adjusted EBITDA, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net income (loss), to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS financial measures” below.

Non-IFRS financial measures

The Company uses certain non-IFRS financial measures for purposes of comparison to prior periods, to prepare annual operating budgets, and for the development of future projections. These measures are not recognized measures under IFRS, do not have a standardized meaning prescribed by IFRS and therefore may not be comparable to similarly titled measures presented by other companies. Rather, these measures are provided as additional information to complement those IFRS measures by providing further understanding of our results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under IFRS. We use non-IFRS financial measures to provide supplemental measures of our operating performance and thus highlight trends in our business that may not otherwise be apparent when relying solely on IFRS financial measures. These non-IFRS financial measures include; Adjusted SG&A, Adjusted results from operating activities, Adjusted net income (loss), Adjusted EBITDA and Adjusted fully diluted net income (loss) per common share.

We believe that these non-IFRS financial measures provide investors with useful information with respect to our historical operations and are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool. Some of these limitations are:

☐

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net income (loss) and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

☐

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net income (loss) and Adjusted EBITDA do not reflect the cash requirements necessary to fund capital expenditures; and

☐

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

Because of these limitations, these non-IFRS financial measures should not be considered as discretionary cash available to us to reinvest in the growth of our business or as a measure of cash that will be available to us to meet our obligations.

The following tables provide reconciliations of our non-IFRS financial measures to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Selling, general and administration expenses	$7,120	$30,670	$35,883	$90,254
Impairment of property and equipment and right-of-use assets	—	(2,051)	(2,561)	(7,076)
Government emergency wage subsidy	1,446	—	3,445	—
Adjusted selling, general and administration expenses	$8,566	$28,619	$36,767	$83,178

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Results from operating activities	$14,449	$(9,316)	$(25,812)	$(20,759)
Impairment of property and equipment and right-of-use assets	—	2,051	2,561	7,076
Loss on disposal of property and equipment and right-of-use assets	—	—	—	22
Restructuring plan activities, net	(10,743)	—	24,017	—
Government emergency wage subsidy	(1,446)	—	(3,445)	—
Adjusted results from operating activities	$2,260	$(7,265)	$(2,679)	$(13,661)

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended		For the nine months ended

	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net income (loss)	$14,467	$(10,830)	$(28,711)	$(25,494)
Finance costs	35	1,699	3,260	5,305
Finance income	(53)	(185)	(361)	(570)
Depreciation and amortization	846	4,768	6,166	14,522
EBITDA	$15,295	$(4,548)	$(19,646)	$(6,237)
Additional adjustments :
Stock-based compensation expense	198	256	778	526
Impairment of property and equipment and right-of-use assets	—	2,051	2,561	7,076
Loss on disposal of property and equipment	—	—	—	22
Restructuring plan activities, net	(10,743)	—	24,017	—
Government emergency wage subsidy	(1,446)	—	(3,445)	—
Adjusted EBITDA	$3,304	$(2,241)	$4,265	$1,387

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net income (loss)	$14,467	$(10,830)	$(28,711)	$(25,494)
Impairment of property and equipment and right-of-use assets	—	2,051	2,561	7,076
Loss on disposal of property and equipment	—	—	—	22
Restructuring plan activities, net	(10,743)	—	24,017	—
Government emergency wage subsidy	(1,446)	—	(3,445)	—
Adjusted Net income (loss)	$2,278	$(8,779)	$(5,578)	$(18,396)

Reconciliation of fully diluted net income (loss) per common share to Adjusted fully diluted net income (loss) per common share

	For the three months ended		For the nine months ended

	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

Weighted average number of shares outstanding, fully diluted	26,767,470	26,068,435	26,143,963	26,048,239

Net income (loss)	$14,467	(10,830)	$(28,711)	$(25,494)

Adjusted net income (loss)	$2,278	(8,779)	$(5,578)	$(18,396)

Net income (loss) per share, fully diluted	$0.54	(0.42)	$(1.10)	$(0.98)

Adjusted Net income (loss) per share, fully diluted	$0.09	(0.34)	$(0.21)	$(0.71)

Three Months Ended October 31, 2020 compared to Three Months Ended November 2, 2019

Sales. Sales for the three months ended October 31, 2020 decreased 33.6%, or $13.3 million, to $26.2 million from $39.5 million in the prior year quarter. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently, as part of its formal Restructuring Plan, exited all of its brick and mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales for the quarter declined when compared to the prior year quarter by $26.4 million or 86.5% to $4.1 million. Sales from e-commerce and wholesale channels increased by $13.1 million or 145.5% to $22.1 million, from $9.0 million in the prior year quarter. E-commerce and wholesale sales represented 84.3% of sales compared to 22.8% of sales in the prior year quarter.

Gross profit. Gross profit of $10.8 million for the three months ended October 31, 2020 decreased by $10.5 million or 49.3% from the prior year quarter due primarily to a decline in sales during the period. As the Company pivots to a digital-first strategy, the cost of delivery and distribution that is included in arriving at gross profit will compare unfavorably to prior periods that were predominantly focused on retail sales distribution. The significant increase in e-commerce sales resulted in an increase of $4.2 million in delivery and distribution costs, thereby negatively impacting gross profit percentage. As a result, gross profit as a percentage of sales declined to 41.3% for the three-month period ended October 31, 2020 from 54.1% in the prior year quarter. We expect that the increased cost to deliver online purchases will be less than the selling expenses incurred in a brick and mortar environment that have been historically included as part of Selling, general and administration expenses.

Selling, general and administration expenses. Selling, general and administration expenses decreased by $23.6 million or 76.8% to $7.1 million in the three months ended October 31, 2020 from the prior year quarter. Excluding the impact of the $1.4 million wage subsidy received under the Canadian government COVID-19 Economic Response Plan in Fiscal 2020, and the impact in Fiscal 2019 of the impairment of property and equipment and right-of use assets amounting to $2.1 million, Adjusted SG&A decreased by $20.1 million. In connection with our Restructuring Plan, we terminated the leases for all of our stores in North America except for 18 Canadian stores which reopened on August 21, 2020. As a result, wages, salaries and employee benefits were reduced by $12.2 million, and we realized a reduction of $3.8 million in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A as a percentage of sales in the quarter decreased to 32.7% from 72.5% in the prior year quarter.

Results from operating activities. Income from operating activities was $14.4 million compared to a loss of $9.3 million in the prior year quarter. Excluding the impact of the Restructuring Plan announced on July 8, 2020, the wage subsidy received from the Canadian government under the COVID-19 Economic Response Plan, the impact of the impairment of property and equipment and right-of-use assets and the loss on disposal of property and equipment, Adjusted results from operating activities amounted to $2.3 million in the three-month period ended October 31, 2020 compared to a loss of $7.3 million in the prior year quarter. This resulting improvement of $9.6 million is explained by a reduction in wages, salaries and employee benefits from stores and head office, amounting to $12.2 million, a reduction of $3.8 million in amortization expense due to a lower right-of-use asset value at the beginning of the period, and a reduction of other brick and mortar selling expenses of $3.5 million, partially offset by the reduction of gross profit of $10.5 million.

Finance costs. Finance costs amounted to almost nil in the three months ended October 31, 2020, a decrease of $1.7 million from the prior year quarter. The interest expense relates to lease liabilities and has decreased slightly from the prior year quarter.

Finance income. Finance income of $0.1 million is derived mainly from interest on cash on hand and has decreased slightly from the prior year quarter.

EBITDA. EBITDA was $15.3 million in the quarter ended October 31, 2020 compared to a negative $4.5 million in the prior year quarter, representing an increase of $19.8 million over the prior year quarter. Adjusted EBITDA for the quarter ended October 31, 2020, which excludes the impact of stock-based compensation expense, Restructuring plan activities, the subsidy received from the Canadian government under the COVID-19 Economic Response Plan, and the impairment of property and equipment and right-of-use assets amounted to $3.3 million compared to negative $2.2 million in the prior year quarter. As the Company pivots to a digital-first strategy, we are seeing an improvement in EBITDA driven from our focus on e-commerce and wholesale channels. In this quarter, EBITDA also improved as a result of a reduced general and administrative infrastructure to support the on-going business.

Net income (loss). Net income was $14.5 million in the quarter ended October 31, 2020 compared to a Net loss of $10.8 million in the prior year quarter. Adjusted net loss, which excludes the Restructuring plan activities, the subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the impairment of property and equipment and right-of-use assets amounted to $2.3 million compared to a loss of $8.8 million in the prior year quarter. This $11.1 million improvement is driven by the same reasons mentioned above in “Results from operating activities”.

Fully diluted income (loss) per common share. Fully diluted income per common share was $0.54 compared to a loss of $0.42 in the third quarter of Fiscal 2019. Adjusted fully diluted income per common share, which is adjusted net income (loss) on a fully diluted weighted average shares outstanding basis, was $0.09 per share compared to a loss of $0.34 per share.

Nine Months Ended October 31, 2020 compared to Nine Months Ended November 2, 2019

Sales. Sales for the nine months ended October 31, 2020 decreased 33.7%, or $41.4 million, to $81.5 million from $122.9 million in the same period in the prior year. On March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closures of all its retail stores in Canada and the United States, and subsequently, as part of its Restructuring Plan, exited all of its brick and mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales declined by $78.9 million or 80.3% when compared to the same period in the prior year. Sales from our e-commerce and wholesale channels increased $37.5 million or 152.0% to $62.1 million, from $24.7 million in the same period in prior year as we shifted to a digital first strategy to address consumers changing shopping habits. For the nine-month period ended October 31, 2020, e-commerce and wholesale sales represented 76.2% of total sales as opposed to 20.1% in the same period in the prior year.

Gross profit. Gross profit of $34.1 million for the nine-month period ended October 31, 2020 decreased by $35.4 million or 50.9% from the same period of the prior year due primarily to a decline in sales during the period. Gross profit as a percentage of sales declined to 41.8% for the nine-month period ended October 31, 2020 from 56.5% in the same period in the prior year. As the Company pivots to a digital first strategy, the cost of delivery and distribution that is included in arriving at gross profit will compare unfavorably to prior periods that were predominantly focused on retail sales distribution. The significant increase in e-commerce sales during the period ended October 31, 2020 resulted in an increase of $9.3 million in delivery and distribution costs. Our margins were also impacted by an increase in inventory obsolescence of $2.6 million in Fiscal 2020 caused by the consolidation of merchandise from our closed retail stores during the first quarter and the permanent closure of the majority of our stores.

Selling, general and administration expenses. SG&A decreased by $54.4 million or 60.2%, to $35.9 million in the nine months ended October 31, 2020 from the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets, and the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan in the nine-month period ended October 31, 2020 which amounted to $0.9 million, Adjusted SG&A decreased by $46.4 million for the nine months ended October 31, 2020. This is mostly explained by the temporary closure of our stores effective March 17, 2020 and the reopening of 18 stores on August 21, 2020. As a result, wages, salaries and employee benefits were reduced by $31.1 million and we realized a reduction of $8.5 million in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020. As a percentage of sales, Adjusted SG&A decreased to 45.1% from 67.7% due to lower selling expenses resulting from the now permanent closure of our 206 stores effective March 17, 2020 and the reopening of 18 stores on August 21, 2020.

Results from operating activities. Loss from operating activities was $25.8 million compared to a loss of $20.8 million in the same period in Fiscal 2019. Excluding the impact of the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment, Adjusted results from operating activities was a loss of $2.7 million compared to a loss of $13.7 million in the same period in the prior year. This resulting improvement of $11.0 million is explained by reduction in wages, salaries and employee benefits, from stores and head office, amounting to $31.1 million and an $8.5 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020, and a reduction of other selling expenses, partially offset by the reduction of gross profit of $35.4 million.

Finance costs. Finance costs amounted to $3.3 million in the nine-month period ended October 31, 2020, a decrease of $2.0 million from the prior year quarter. The interest expense relates to lease liabilities and has decreased from the prior year period due to the store closures.

Finance income. Finance income of $0.4 million is derived mainly from interest on cash on hand and has decreased slightly from the prior year period.

EBITDA.EBITDA was negative $19.6 million in the nine-month period ended October 31, 2020 compared to negative $6.2 million in the same period in the prior year, representing a decrease of $13.4 million over Fiscal 2019. Adjusted EBITDA for the nine months ended October 31, 2020, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment amounted to $4.3 million compared to $1.4 million in the same period in the prior year. The increase in Adjusted EBITDA, of $2.9 million, is an outcome of the reduction in SG&A that was partially offset by the decline in gross profit.

Net loss. Net loss was $28.7 million in the nine months ended October 31, 2020 compared to a net loss of $25.5 million in the same period in prior year. Adjusted net loss, which excludes the impact from the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and loss on disposal of property and equipment was $5.6 million compared to $18.4 million in the same period in the prior year. This $12.8 million improvement is driven by the same reasons mentioned above in Results from operating activities.

Fully diluted loss per common share. Fully diluted loss per common share was negative $1.10 compared to negative $0.98 in the nine months ended October 31, 2020. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was negative $0.21 per share compared to negative $0.71 per share.

Liquidity and Capital Resources

As at October 31, 2020 we had $21.9 million of cash primarily held by major Canadian financial institutions. Working capital was negative $12.2 million as at October 31, 2020, compared to $36.4 million as at February 1, 2020.

Our primary source of liquidity is cash on hand as we have no access to any form of debt financing. Our primary cash needs are to finance working capital and capital expenditures in connection with enhancing the functions and features of our online store. Our working capital requirements are for the purchase of inventory and payment of payroll and other operating costs. Furthermore, in light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for professional fees and for the settlement of obligations upon acceptance, if any, of a plan of arrangement that will be presented to creditors. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We fund our capital expenditures and working capital requirements from a combination of cash on hand and cash provided by operating activities.

Cash Flow

A summary of our cash flows provided by (used in) operating, investing and financing activities is presented in the following table:

	For the three months ended		For the nine months ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Cash flows provided by (used in) :
Operating activities	$(12,016)	$4,786	$(19,896)	$8,229
Financing activities	(250)	(5,711)	(5,821)	(17,333)
Investing activities	(94)	(756)	1,304	(4,926)
Decrease in cash	$(12,360)	$(1,681)	$(24,413)	$(14,030)

Three Months Ended October 31, 2020 compared to Three Months Ended November 2, 2019

Cash flows provided by (used in) Operating activities. Net cash flows used in Operating activities during the quarter ended October 31, 2020 amounted to $12.0 million and represented a change of $16.8 million from the prior year quarter. The change is primarily due to the impact of the Restructuring Plan, wherein cash was used to make vendor deposits for both services and inventory related purchases.

Cash flows used in Financing activities. Net cash flows used in Financing activities of $0.3 million compares to $5.7 million used in the prior year quarter. This net reduction in use of cash was primarily due to the Restructuring Plan and the termination of our store lease agreements.

Cash flows used in Investing activities. Cash flows used in Investing activities decreased from $0.8 million to $0.1 million for the three months ended October 31, 2020. The decrease is primarily due to the capital expenditures and the loan advance that was made in the prior year quarter. Capital expenditures decreased by $0.4 million, to $0.1 million for the three months ended October 31, 2020, from $0.5 million in the prior year quarter. This decrease was primarily due to lower investment in software enhancements.

Nine Months Ended October 31, 2020 compared to Nine Months Ended November 2, 2019

Cash flows (used in) provided by Operating activities. Net cash flows used in Operating activities during the nine-month period ended October 31, 2020 amounted to $19.9 million and represented a change of $28.1 million from the prior year. The change is primarily due to the impact of our Restructuring PlanA, wherein we have used cash to make vendor deposits for both services and purchases of inventory related goods.

Cash flows used in Financing activities. Net cash flows used in financing activities of $5.8 million during the nine-month period ended October 31, 2020 represents a reduction of $11.5 million compared to the prior year corresponding period and due primarily to the non-payment of lease obligations from April 1, 2020 to July 8, 2020 and the termination of our store lease agreements.

Cash flows provided by (used in) Investing activities. Cash flows provided by investing activities of $1.3 million during the nine-month period ended October 31, 2020 increased by $6.2 million. The increase is primarily due to the receipt of cash from repayment of the loan from a Company controlled by an executive employee, partially offset by capital expenditures. Capital expenditures decreased by $2.2 million to $0.7 million for the nine-month period ended October 31, 2020, from $2.9 million in the prior year period. This decrease was primarily due to lower investment in both leasehold improvements as well as software enhancements.

Off-Balance Sheet Arrangements

We have no off-balance sheet obligations.

Contractual Obligations and Commitments

We enter into contractual obligations and commitments that require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheet, except for future purchase obligations. Given the nature of our Restructuring Plan, and as mentioned in Note 7, we anticipate that there will be significant changes to previously reported contractual obligations in future periods and when reasonably estimable, will be recorded through earnings.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended February 1, 2020 included in our Annual Report on Form 10-K dated June 16, 2020. There have been no material changes to the critical accounting policies and estimates since February 1, 2020, other than those disclosed in Note 4 to our interim consolidated financial statements for the three and nine-month periods ended October 31, 2020.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chairman and Interim Chief Executive Officer and Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on an assessment of our disclosure controls and procedures, as a result of the identification of a material weakness in connection with our non-financial asset impairment testing processes identified in the close process for the fourth quarter of Fiscal 2019, as well as the material weakness identified in the Company’s financial statement close process for the quarter ended November 2, 2019 related to accounting errors identified in the assessment of impairment indicators upon the adoption of IFRS 16, “Leases”, our management concluded that, considering the significant extent of change driven largely by the implementation of our Restructuring Plan, remediation efforts continue and our disclosure controls and procedures continue to not be effective as of October 31, 2020.

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

With the exception of the material weaknesses identified there were no other changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2020 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended February 1, 2020 filed with the SEC on June 16, 2020, Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended May 2, 2020 filed with the SEC on July 31, 2020 and Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2020 filed with the SEC on September 21, 2020, which could materially affect our business, financial condition or future results.

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

DAVIDsTEA INC.

Date: December 15, 2020	By:	/s/ Herschel Segal
	Name:	Herschel Segal
	Title:	Chairman and Interim Chief Executive Officer

