Form 10-K
period 2021-01-30
DAVIDsTEA Inc.
filed 2021-04-30
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of August 1, 2020, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$13,200,483.

As of April 26, 2021, 26,255,769 common shares of the registrant were outstanding.

The brand, service or product names or marks referred to in this Annual Report are trademarks or services marks, registered or otherwise, of DAVIDsTEA Inc. and our wholly-owned subsidiary, DAVIDsTEA (USA) Inc.

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

On April 26, 2021, the Bank of Canada closing average exchange rate was US$1.00 = CAD$1.2412.

All references to our website contained herein do not constitute incorporation by reference of information contained on such websites and such information should not be considered part of this document.

2

PART I

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “expects”, “may”, “will”, “should”, “approximately”, “intends”, “plans”, “estimates” or “anticipates” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our restructuring process, the COVID-19 pandemic, our strategy of transitioning to e-commerce and wholesale sales, future sales through our e-commerce and wholesale channels, the closing of certain of our retail stores, future lease liabilities, our results of operations, financial condition, liquidity and prospects, the impact of the COVID-19 pandemic on the global macroeconomic environment, and our ability to avoid the delisting of the Company’s common stock by Nasdaq due to the restructuring or our inability to maintain compliance with Nasdaq listing requirements.

While we believe these opinions and expectations are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

☐	The effects of our Restructuring Plan pursuant to the CCAA in Canada and recognition of the CCAA proceedings in the United States under Chapter 15 of the United States Bankruptcy Code;

☐	We may not have sufficient cash to maintain our operations following the Restructuring Plan.

☐	We are subject to actions and decisions of our creditors and other third parties who have interests in our Restructuring Plan that may be inconsistent with our interests.

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

☐	Our ability to avoid the delisting of the Company’s common stock by Nasdaq due to the Restructuring Plan or our inability to maintain compliance with Nasdaq listing requirements;

☐	Our ability to manage significant changes to our leadership team;

☐	Our ability to maintain and enhance our brand image;

☐	Significant competition within our industry;

☐	Our ability to attract and retain employees that embody our entrepreneurial culture;

☐	Changes in consumer preferences and economic conditions affecting disposable income;

☐	Our ability to source, develop and market new varieties of teas, tea accessories, and beverages;

☐	Our reliance upon the continued retention of key personnel;

☐	The impact from real or perceived quality or safety issues with our teas, tea accessories, and beverages;

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

ITEM 1. BUSINESS

DAVIDsTEA’s common shares trade on the NASDAQ Global Market under the symbol “DTEA”. Unless the context otherwise requires, the terms “we,” “our,” “us,” “DAVIDsTEA” and the “Company” refer to DAVIDsTEA Inc. and its wholly-owned subsidiary, DAVIDsTEA (USA) Inc.

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a 52-week year, but occasionally gives rise to an additional week, resulting in a 53-week year. Fiscal years are designated in the Consolidated Financial Statements and Notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended / ending	Number of weeks
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52

Our Company

DAVIDsTEA offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 2500 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to DAVIDsTEA, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

We believe that our proprietary loose-leaf tea assortment and related product suite differentiates us from competitors in North America and resonates with our target customer base. Our strategy is to stabilize our business from unfavorable trend lines by playing to our core strengths and strengthening our business by focusing on how to grow our product portfolio. This includes migrating sales to a virtual experience and best-in-class customer service execution. We are focused on effectively optimizing our retail footprint into a more sustainable physical presence that complements a growing online and wholesale business, all supported by a right-sized support organization.

On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by the governments in both Canada and the United States in light of the COVID-19 pandemic. Due to the degree of uncertainty in connection with the scope and extent of the COVID-19 pandemic and the resulting impact to our business, and considering that significant losses were historically incurred in our brick-and-mortar operations which were anchored by commercial leases that are difficult to modify, we concluded that our transformation objectives would be better achieved through a formal restructuring process.

On July 8, 2020, we announced that we were implementing the Restructuring Plan under the CCAA in order to accelerate our transition to an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, we would continue to operate our online business through our e-commerce platform at www.davidstea.com and on the Amazon Marketplace, as well as our wholesale distribution channel. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, our management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court in order to implement the Restructuring Plan. Among other things, the Initial Order provided for the appointment of PricewaterhouseCoopers (“PwC”) as Monitor in the CCAA proceedings.

On July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code. The order of the United States Bankruptcy Court provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to us from creditor action against its assets in the United States.

As part of its Restructuring Plan and further to obtaining the Initial Order, we, on July 10, 2020, sent notices to terminate leases for 82 of our stores in Canada and all 42 of our stores in the United States. These lease terminations were effective on August 9, 2020.

On July 16, 2020, we obtained an Amended and Restated Initial Order from the Québec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters, particularly with regards to the lease terminations.

On July 30, 2020, we sent notices to terminate leases for an additional 82 stores in Canada. These lease terminations were effective on August 29, 2020.

On August 21, 2020, we re-opened 18 stores across Canada.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against us to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for our creditors under the CCAA. This Order, among other things set November 6, 2020 (the “Claims Bar Date”) as the time by which creditors had to submit their claims to PwC.

On December 15, 2020, the Québec Superior Court extended the stay of all proceedings against us to March 19, 2021. The Court also approved a retention plan for certain key employees (“KERP”) and created a priority charge over the debtors’ assets for the KERP in addition to extending the Claims Bar Date for certain Canadian employees until December 31, 2020.

On March 19, 2021, the Québec Superior Court extended the stay of all proceedings against us to June 4, 2021, and addressed certain administrative matters.

Management believes that there is material uncertainty surrounding our ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, changes in consumer behavior and the ability to successfully emerge from the Restructuring Plan. As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

Our Market and Competition

We participate in a large and growing global tea market which, combined with the relatively low percentage of tea sales in North America, makes the market opportunity very attractive. The markets for tea products in Canada and the United States are highly fragmented and we compete with a large number of relatively small independently owned tea retailers and a number of regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers and internet suppliers, as well as with houseware retailers and suppliers that offer tea wares and related accessories.

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

Our Product Offerings

We offer a significant variety of premium loose‑leaf teas and pre-packaged teas, tea sachets and tea-related gifts and accessories. We also offer on‑the‑go craft tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts can be enjoyed by consumers at home, on‑the‑go or at work. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos and herbal tea. Our tea collection features over 30% certified organic tea, and to our knowledge makes us the largest organic loose-leaf provider on the market. We carry only responsibly sourced and fairtrade certified blends. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including from China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka, South Africa and Thailand. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient. Our tea-related gifts include special edition seasonal and holiday gift packages as well as novelty themed gifts that continue to innovate with new themes, seasonal collections and visually-appealing gift boxes designed for entertaining. Our tea gifts are substantially all either fully recyclable or compostable.

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

Distribution Channels

We have strategically pivoted the organization to serve consumer demand by leveraging our digital channels supported by emerging omni-channel fulfillment capabilities, including buy online pick-up in store and curbside pick-up. These strategies align with rapidly evolving consumer preferences as we refocus our energies to provide consumers with an enhanced shopping experience on our online channels. We believe our continued efforts to transform our business to a digital first organization will improve our customer experience, our overall performance, and ultimately position us for long-term growth.

Digital Retail

Our online store, www.davidstea.com, features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories. To drive increased sales through our website, we utilize online‑specific marketing and promotions in addition to employing banner advertisements, search engine optimization and pay‑per‑click arrangements on various social media platforms to help drive customer traffic to our website. The use of influencers and affiliates with like-mined brands are also helping to attract customers to our online store. We periodically enhance our online store with new features and functionality to improve our customers’ experience and accessibility for mobile users. We have also launched a select assortment on the Amazon Marketplace that complements our full product assortment on our online store.

Wholesale

We sell our tea and related products to premium grocery and drugstore chains throughout Canada. We believe that the broad distribution of select tea blends helps to service not only existing customers but also attract new customers to our exclusive sachet tea offerings, while ultimately also driving greater brand awareness and traffic to our online and retail stores where our full selection of products including loose-leaf tea blends and packaged gifts become available. In Fiscal 2020, demand from hotels, restaurants and various other office and corporate customers was softened by the impact of COVID-19.

Retail Stores and Operations

Over the last decade, our brand connected with consumers and created a reputation of quality and innovation driven primarily from our in-store experience. The secular decline in retail and consumers’ move to everything digital has significantly impacted our business. We continue our transition to a digital first organization, complemented by select stores strategically located throughout Canada and we continue to re-invent our in-store experience.

We began the year with over 230 stores in North America and as of January 30, 2021, our retail footprint consisted of 18 mall-based stores in Canada. Each store exterior prominently displays the DAVIDsTEA teal signage and our in-store Tea Guides’ passion for tea and wellness permeate our culture. A key element of the retail experience is our “Tea Wall,” a focal point of the store. Our Tea Guides help to create a highly interactive and immersive multi-sensory experience for our customers. The Tea Guides facilitate customers’ interaction with our products through education and sampling, which allows our customers the opportunity to appreciate the compelling attributes of tea as well as the ease of preparation.

Marketing and Advertising

We use a variety of marketing and advertising mediums to drive brand health, customer acquisition, and engagement. We leverage our customer database and respond to shopping behaviors and needs with content across email, site, and digital media to drive relevance and urgency. Our diversified media mix spans traditional to digital to social media. We focus on productivity of marketing investment to drive increased effectiveness.

We are focused on amplifying all marketing and advertising efforts to help build brand awareness and increase sales on our digital platforms. Such marketing efforts include communications with our Super Steeper and Frequent Steeper loyalty members and using paid and non-paid media programs to help create demand on platforms such as Facebook, Instagram, Twitter, Pinterest, LinkedIn, YouTube, Snapchat, Tik-Tok and Yelp.

COVID-19 has impacted our in-store marketing efforts as we address the social distancing and other regulatory requirements and protocols. Notwithstanding this, we differentiate our business through a field‑based marketing approach to build brand awareness and drive customers to our stores and website in both new and existing markets.

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

Travel restrictions brought on by COVID-19 have not impacted our ability to develop new products and innovate, due primarily to strong relationships built over the years with our suppliers, including our significant library of untapped new blends and products that we can bring to market as required.

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and stimulating at home or on-the-go. Since our merchandising team designs and develops most of our products in‑house, we are better positioned than our competitors who do not have such an in-house function to create the unique and proprietary designs that make consuming loose‑leaf tea easier and more enjoyable for our customers. We believe the combination of our product selection and our product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers.

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

Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories to our stores and our online customers from distribution centers in Sherbrooke, Québec and Champlain, New York using third-party logistics facilities in these locations. The Sherbrooke, Québec facility ships to all our Canadian customers. The Champlain, New York facility ships to all our U.S. customers. Our products are typically shipped to our customers via third‑party national transportation providers multiple times per week.

We also assemble finished goods from our production facility located in Montreal, Québec. COVID-19 has heighted the importance of our health and safety protocols on our production, warehouse and distribution facilities. Social distancing and other health and safety requirements, including cleanliness protocols, have put constraints on our production capacity, which we have addressed through additional operating shifts and automating manual processes where possible.

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

Human Capital

As of January 30, 2021, we employed a total of 252 full‑time employees and 182 part‑time employees in Canada. Of all those employees, 137 were employed in our corporate office, 112 in our production and distribution operations and 185 were employed in our store network. None of our employees is represented by a labor union.

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

Corporate Information

DAVIDsTEA Inc. was incorporated under the Canada Business Corporations Act, or the CBCA, on April 30, 2008, and our principal executive offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. Our telephone number at our principal executive offices is (888) 873‑0006. Our website address is www.davidstea.com.

DAVIDsTEA Inc. owns a 100% equity interest in its sole subsidiary, DAVIDsTEA (USA) Inc., a corporation organized under the laws of Delaware.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments to these reports are filed with the SEC and the Québec Autorité des marchés financiers (the “AMF”). We are subject to the informational requirements of the Securities Act of 1933 (the “Securities Act”) and the Exchange Act, and we file or furnish reports, proxy statements and other information with the SEC and/or the AMF as required by applicable law.

Our website is located at www.davidstea.com, and our investor relations website is located at http://ir.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC and the AMF. To request a printed copy of this Annual Report on Form 10-K or consolidated financial statements and related MD&A as of and for the year ended January 30, 2021, which we will provide without charge, please contact the Company’s Chief Financial Officer at 5430, Ferrier Street, Town of Mount-Royal, H4P 1M2, or send an email to investors@davidstea.com. Additional information relating to the Company, including directors’ and officers’ remuneration and indebtedness, principal holders of the Company’s securities and securities authorized for issuance under equity compensation plans is also contained in the Company’s information circular, which will be available on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks actually occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline and you could lose all or part of your investment. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

Risk Factor Summary

Risks Associated with the Restructuring Plan

•	We are subject to the risks and uncertainties associated with the Restructuring Plan, and even if our Restructuring Plan is completed, we may not be able to achieve our stated goals, creating substantial doubt regarding our ability to continue as a going concern.
•	As a result of the Restructuring Plan, our financial results may be volatile and may not reflect historical trends.
•	Any Plan of Arrangement that we implement under the CCAA will be based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our Plan of Arrangement may be unsuccessful in its execution.
•	Trading in our shares for the duration of the Restructuring Plan poses substantial risks.
•	We may be subject to claims that will not be discharged in the Restructuring Plan, which could have a material adverse effect on our financial condition and results of operations.
•	We may not have sufficient cash to maintain our operations following the Restructuring Plan.
•	Operating under Court protection for an extended period of time may harm our business.
•	We may not be able to obtain approval of a Plan of Arrangement under the CCAA.
•	We may experience increased levels of employee attrition as a result of the Restructuring Plan.
•	We are subject to actions and decisions of our creditors and other third parties who have interests in our Restructuring Plan that may be inconsistent with our interests.
•	We may not be able to obtain financing.

Risks Related to Operational and Strategic Matters

•	Substantial doubt about the Company’s ability to continue as a going concern.
•	Our transition from a focus on sales through retail stores to online sales and sales through wholesale channels required that we expand and improve our operations and has strained our operational, managerial and administrative resources, which may adversely affect our business.
•	Because our business is highly concentrated on a single, discretionary product category – tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, and craft beverages – we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.
•	Our success depends, in part, on our ability to continue to source, develop and market new varieties of teas and tea blends, tea-related gifts, accessories, and food and beverages that meet our high standards and customer preferences.
•	Our failure to accurately forecast consumer demand for our products while increasing inventory levels could adversely affect our gross margins, cash flow and liquidity.
•	We may experience negative effects to our brand and reputation from real or perceived quality or safety issues with our tea, tea accessories, and food and beverages, which could have an adverse effect on our operating results.
•	Our business largely depends on a strong brand image, and if we are unable to maintain and enhance our brand image, particularly in new markets where we have limited brand recognition, we may be unable to increase or maintain our level of sales.

Risks Related to External and Economic Matters

•	We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect our growth plans and us.
•	Because we rely on a limited number of third‑party suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.
•	A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, as a result of weather conditions, earthquakes, pandemic, epidemic crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.
•	Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and beverage profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or environmental regulations become more stringent.
•	Third‑party failure to adequately receive, warehouse and ship our merchandise to our stores, wholesale and online customers could result in lost sales or reduced demand for our teas, tea accessories, and beverages.
•	We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.
•	Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of common shares.
•	We face risks from the shifting dynamics in international trade.

Risks Related to Regulatory, Data Privacy and Compliance Matters

•	Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws. Enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.
•	We rely significantly on information technology systems and any failure, inadequacy, interruption or security failure of those systems could harm our ability to operate our business effectively.
•	Data security breaches could negatively affect our reputation, credibility and business.
•	Use of social media may adversely affect our reputation or subject us to fines or other penalties.
•	Our failure to comply with existing or new regulations, both in the United States and Canada, or an adverse action regarding product claims or advertising could have a material adverse effect on our results of operations and financial condition.

Risks Related to Accounting and Tax Matters

•	We previously identified material weaknesses in our internal control over financial reporting. If we are unable to implement and maintain effective internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected.

Risks Related to Ownership of Our Common Shares

•	If we fail to comply with the continued listing requirements of the Nasdaq Global Market, it could result in our common stock being delisted, which could adversely affect the market price and liquidity of our securities and have other adverse effects.
•	Nasdaq has the discretionary authority to suspend or terminate our listing as a result of the Restructuring Plan.
•	Our largest shareholder owns 46% of our common shares, which may limit our minority shareholders’ ability to influence corporate matters.
•	Our stock price may be volatile or may decline.
•	Because we are a federally incorporated Canadian corporation and the majority of our directors and officers are resident in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States.
•	We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.
•	There could be adverse tax consequence for our shareholders in the United States if we are a passive foreign investment company.

Risks Associated with the Restructuring Plan

We are subject to the risks and uncertainties associated with the Restructuring Plan, and even if our Restructuring Plan is completed, we may not be able to achieve our stated goals.

As set out above, on July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Quebec Superior Court (the “Court”) in order to implement the Restructuring Plan and on July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code which provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against its assets in the United States. On July 16, 2020, we obtained an Amended and Restated Initial Order from the Quebec Superior Court, extending the stay of all proceedings against the Company to September 17, 2020. We have since approached the Court and obtained most recently a stay of all proceedings against the Company to June 4, 2021. The Amended and Restated Initial Order and subsequent Orders also dealt with certain administrative matters.

For the duration of the Restructuring Plan, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with restructuring in general, including:

•	our ability to develop, confirm and consummate a Plan of Arrangement under the CCAA or an alternative restructuring transaction;
•	our ability to obtain approval from the Quebec Superior Court with respect to motions filed from time to time in connection with the Restructuring Plan;
•	our ability to obtain approval from the United States Bankruptcy Court for the District of Delaware with respect to motions filed from time to time under Chapter 15 of the United States Bankruptcy Code in connection with the Restructuring Plan;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to develop and execute our business plan;
•	our ability to maintain our listing on the Nasdaq Global Market; and
•	our lowered ability to obtain acceptable and appropriate financing.

Because of the risks and uncertainties associated with the Restructuring Plan, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Restructuring Plan that may be inconsistent with our plans.

Even if our Restructuring Plan is completed, we may continue to face a number of risks, such as further deterioration in economic conditions, particularly in light of the COVID-19 pandemic, changes in consumer habits, changes in demand for our products and increasing expenses. Some of these risks become more acute when a restructuring under the CCAA continues for a protracted period without indication of how or when the restructuring may be completed. As a result of these risks and others, we cannot guarantee that our Restructuring Plan will achieve our stated goals, and there is substantial doubt regarding our ability to continue as a going concern.

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

Any Plan of Arrangement that we implement under the CCAA will reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

•	our ability to transition to online sales and sales through wholesale channels than from sales through retail stores;
•	our ability to generate adequate liquidity or access financing sources;
•	our ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them;
•	our ability to retain key employees; and
•	the overall strength and stability of general economic conditions and the retail industry, both in Canada and the United States.

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

We face considerable uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash required to fund our ongoing operations, we have incurred significant professional fees and other expenses in connection with the Restructuring Plan and expect that such fees and other expenses will continue throughout the Restructuring Plan process. We cannot provide any assurance that our cash on hand and cash flow from operations will be sufficient to fund our operations and allow us to satisfy our obligations following the Restructuring Plan.

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

We may not be able to obtain approval of a Plan of Arrangement under the CCAA.

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

We may not be able to obtain financing.

Because of our financial condition, we have heightened exposure to, and less ability to withstand, the operating risks that are customary in the retail industry, exacerbated by the COVID-19 pandemic. Any of these risks could result in our need for substantial funding. A number of factors, including the Restructuring Plan, our financial results in recent years, and the competitive environment we face, adversely affect the availability and terms of funding that might be available to us during, and upon completion of, the Restructuring Plan. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund current operations on completion of the Restructuring Plan. We have also defaulted on our credit agreement in the past. In the event we need funds to execute our strategy, we could have limited access to liquidity, which would have negative consequences on our long-term business plan. Our Restructuring Plan may raise serious doubts about our ability to borrow money on terms favorable to us, which would have negative consequences on our ability to achieve our long-term business plan or to take advantage of future opportunities.

Our inability to obtain necessary funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations. We do not currently have a credit facility or loan with a bank or financial institution and can give no assurance that we will be able to obtain any such facility or loan on terms acceptable to us, or at all.

Risks Related to Operational and Strategic Matters

Substantial doubt about the Company’s ability to continue as a going concern.

Our audited financial statements as of and for the year ended January 30, 2021 were prepared on the assumption that we would continue as a going concern, and did not include any adjustments that might result from the outcome of this uncertainty. Our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months due to uncertainty regarding the successful transition to a digital first organization and emerging from our formal restructuring process.

Our transition from a focus on sales through retail stores to online sales and sales through wholesale channels required that we expand and improve our operations and has strained our operational, managerial and administrative resources, which may adversely affect our business.

Our business strategy involves a transition to online sales and sales through wholesale channels of our high-quality tea and accessories, from our previous model focused on sales through our retail stores. This transition has placed increased demands on our operational, managerial, administrative and other resources, which may be inadequate to support the transition. Our senior management team may be unable to effectively address challenges involved with the transition from a focus on sales primarily through retail stores to a focus on online sales and sales through wholesale channels, given the substantial differences in those sales environments. We will also need to enhance our operational management systems, financial and management controls and information systems, and to hire, train and retain personnel. Implementing or enhancing our infrastructure, management systems, information systems, controls and procedures, particularly as they relate to online sales, and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

We have experienced a slowdown in the growth rate of our business during the past few years, meaning our former high levels of growth may not be achieved in future periods without successfully shifting our strategy away from retail sales.

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

Because our business is highly concentrated on a single, discretionary product category – tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts, accessories, and craft beverages – we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing and selling loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and craft beverages. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumers’ tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. In particular, there has been an increasing focus on health and wellness, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions and non-economic conditions such as geopolitical issues, trade restrictions, unseasonable weather, pandemics, including the current COVID-19 pandemic as well as the transition to selling our products primarily online and other factors that are outside of our control. These discretionary purchases may decline during recessionary periods or at other times when disposable income is lower. Further, due to the COVID-19 pandemic and our permanent store closings, our financial performance has become more susceptible to economic and other conditions, as the consumer is limited to purchasing our products through the on-line store and a selection of products through grocery stores and pharmacies. We have seen significant decreases in consumer spending as a result of COVID-19, particularly in our industry, and such trends may continue. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

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

Our success is partly due to our ability to attract, train, assimilate and retain a sufficient number of employees, who understand and appreciate our culture, represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain store and other personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages we offer, the performance of our existing stores, online experience and other aspects of our business could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Any failure to meet our staffing needs or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

Risks Related to External and Economic Matters

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

Any of our suppliers or manufacturers could discontinue supplying us with teas in sufficient quantities for a variety of reasons. The benefits we currently experience from our supplier and manufacturer relationships could be adversely affected if they:

•	raise the prices they charge us;

•	change payment terms;

•	discontinue selling products to us;

•	sell similar or identical products to our competitors; or

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

Our ability to source our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and beverage profitably or at all could be hurt if new trade restrictions are imposed, existing trade restrictions become more burdensome or environmental regulations become more stringent.

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

Third‑party failure to adequately receive, warehouse and ship our merchandise to our stores, wholesale and online customers could result in lost sales or reduced demand for our teas, tea accessories, and beverages.

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

COVID-19 spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. On March 17, 2020, we closed all of our stores in North America, as subsequently mandated by governments in both Canada and the United States, to protect our employees, customers and communities in light of the COVID-19 pandemic. As we have moved away from a significant retail footprint toward an online and wholesale focused business, there is no assurance that the customers will purchase our products at previous volumes through these channels.

Additionally, we rely on our employees, contractors, third-party transportation providers, vendors and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. As part of the reevaluation of our strategy due to the impact of the COVID-19 pandemic on our retail business and our decision to pursue a restructuring, we significantly decreased our retail footprint, by terminating leases for 164 of our stores in Canada and all 42 of our stores in the United States. On August 21, 2020, we re-opened 18 stores across Canada. We cannot predict when any of our contractors, third-party transportation providers, vendors and other business partners will be able to operate at previous levels. Nor can we predict the duration of the COVID-19 pandemic and whether existing restrictions may be extended or new restrictions will be put in place. The Company has at times required substantially all of its employees to work remotely.

The Company continues to monitor the situation and take appropriate actions in accordance with recommendations and requirements of relevant authorities. The impacts to date; however, have been significant, including but not limited to the acceleration of our decision to shift away from a significant retail footprint. The ultimate impact is and will remain unknown and largely dependent upon future developments, including but not limited to information on the duration and spread of COVID-19, changes in customer demand, additional mitigation strategies proposed by Canadian and United States public authorities (including federal, state, provincial or local stay-at-home or similar orders), and restrictions on the activities of our European and other internationally-based suppliers and on the shipment of goods.

The COVID-19 pandemic continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the transmission rate of the disease, including the impact from new variants, the extent and effectiveness of containment actions and vaccination rollout, particularly as areas are reopened, and the impact of these and other factors on our stores, employees, distributors, vendors and customers. If we are not able to respond to and manage the impact of such events effectively, our business, operating results, financial condition and cash flows could be adversely affected.

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

In addition, a majority of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. From time to time, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, we have not entered into such contract during fiscal 2020 and have none outstanding at this time. Any forward contracts may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

We face risks from the shifting dynamics in international trade.

The lack of clarity about the effects of Brexit and future laws and regulations pertaining to international trade creates uncertainty for us, which may affect our business and operations.

Although none of our suppliers or manufacturers are based the United Kingdom, a significant portion of our tea comes from suppliers in European Union countries, such as Germany. The United Kingdom formally left the European Union on January 31, 2020. This began a transition period that ran until December 31, 2020. On December 24, 2020, the European Commission reached a trade agreement with the United Kingdom on the terms of its future cooperation with the European Union (the “Trade Agreement”). The Trade Agreement offers United Kingdom and European Union companies preferential access to each other’s markets, ensuring imported goods that satisfy applicable point of origin rules (that is, that United Kingdom or European Union goods are wholly produced or significantly worked in the United Kingdom or European Union, as applicable) will be free of tariffs and quotas; however, economic relations between the United Kingdom and the European Union will now be on more restrictive terms than existed previously.

Further, uncertainty related to future protectionist trade policies may have a material adverse effect on global economic conditions, and may significantly reduce global trade. Increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, (ii) the length of time required to transport goods and (iii) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, shipping costs and other associated costs, which could have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Regulatory, Privacy and Compliance Matters

Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws. Enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain and use data, including personally identifiable information, provided to us through online activities, other customer interactions in our business, and our employees and service providers. Our business and current and future marketing programs depend on our ability to collect, maintain, use and otherwise process this data, and our ability to do so is subject to evolving international and U.S. and Canadian federal, state and/or provincial laws, regulations and enforcement trends with respect to the foregoing. We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection, information security and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other laws, regulations and legal obligations, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to public scrutiny, proceedings or actions against us by governmental entities or others, which could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability, and we could be required to change our practices.

Because the interpretation and application of many laws and regulations relating to privacy, data protection, information security, and consumer protection, along with industry standards, are uncertain, it is possible that relevant laws, regulations, or standards may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. In addition, as privacy, data protection, information security and consumer protection laws and regulations change, we may incur additional costs to ensure we remain in compliance. For example, we have online sales to Californians, which subject us to the California Consumer Privacy Act (“CCPA”), the standards and restrictions of which are in certain cases more stringent than other U.S. privacy laws. Additionally, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning July 1, 2023. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021. These new state laws could increase our potential liability and adversely affect our business.

Complying with the CCPA, CPRA and other privacy, data protection, information security and consumer protection laws and regulations may cause us to incur substantial operational costs or require us to modify our practices. If applicable privacy, data protection, information security and consumer protection laws and regulations evolve or become more restrictive, our compliance costs may increase, our ability to effectively engage customers via personalized marketing may decrease, our investment in our e‑commerce platform may not be fully realized, our opportunities for growth may be curtailed by our compliance capabilities or reputational harm and our potential liability for security breaches may increase. Any failure, or perceived failure, by us to comply with international, federal, state and/or provincial laws and regulations relating to privacy, data protection, information security and consumer protection, or self-regulatory standards that apply to us or that third parties assert are applicable to us, our policies or notices we post or make available, or other actual or asserted obligations relating to privacy, data protection, information security and data protection could subject us to claims, investigations, sanctions, enforcement actions and other proceedings, disgorgement of profits, fines, damages, civil and criminal liability, penalties or injunctions.

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

Labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

Our business operations, including labeling, advertising, sourcing, distribution and sale of our products, are subject to regulation by various federal, state and local government entities and agencies, particularly the FDA, the FTC and the Office of Foreign Asset Control (“OFAC”) in the United States, as well as Canadian entities and agencies, including the Canadian Food Inspection Agency. From time to time, we may be subject to challenges to our marketing, advertising or product claims in litigation or governmental, administrative or other regulatory proceedings. Failure to comply with applicable regulations or withstand such challenges could result in changes in our supply chain, product labeling, packaging or advertising, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition.

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

We believe that our intellectual property has substantial value and has contributed significantly to the success of our business. We pursue the registration of our domain names, trademarks, service marks and patentable technology in Canada, the United States and in certain other jurisdictions. In particular, our trademarks, including our registered DAVIDsTEA® and DAVIDsTEA logo design trademarks and the unregistered names of a significant number of the varieties of specially blended teas that we sell, are valuable assets that reinforce the distinctiveness of our brand and our customers’ favorable perception of our stores.

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

Risks Related to Accounting and Tax Matters

We previously identified material weaknesses in our disclosure controls and procedures and internal control over financial reporting. These weaknesses were remediated in the Fiscal 2020, however, it is possible that in future periods material weakness could be identified. If we are unable to implement and maintain effective disclosure controls and procedures and internal control over financial reporting in the future, we may fail to prevent or detect material misstatements in our financial statements, in which case investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares may be negatively affected.

As a public company, we are required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and furnish a report by management on the effectiveness of our internal control over financial reporting; however, as “non-accelerated filer,” our independent accountants are not required to provide a separate attestation regarding the effectiveness of our internal controls. We evaluate our existing internal controls over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment includes the evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. During the course of our ongoing evaluation of our disclosure controls and procedures and internal controls, we may identify areas requiring improvement, and may have to design enhanced processes and controls to address issues identified through this review. Due to the identification of material weaknesses in Fiscal 2019, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of February 1, 2020. During Fiscal 2020, we were able to remediate the material weaknesses and for Fiscal 2020, and based on its evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management has concluded that our disclosure controls and procedures and internal controls over financial reporting were effective as of January 30, 2021. If we identify additional material weaknesses in our internal controls over financial reporting, if our management is unable to conclude that our disclosure controls and procedures and internal controls over financial reporting are effective, or once we are no longer an “non-accelerated filer” if our independent accountants are unable to attest to the effectiveness of our internal controls over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common shares could be negatively affected. We could also become subject to investigations by Nasdaq, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

We believe that these transactions reflect the accurate economic allocation of profit and risk; however, the ultimate outcome of any examination with respect to amounts owed by us may differ from the amounts recorded in our financial statements and might also include penalties and interest. Although due to our entry into CCAA, the CRA will not be able to impose cash penalties, they will still have the authority to require us to decrease our available net operating loss carryforwards. A recent CRA transfer pricing audit indicates a difference in the interpretation of the economics of the arrangement. Appealing an unfavorable outcome could require significant attention of senior management to the detriment of other aspects of our business. As well, the difference between what we have reserved and what the CRA auditors may find we owe may materially affect our financial position and financial results in the period or periods for which such determination is made.

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

On August 6, 2020, the Company received a notification letter (the “Stockholders’ Equity Notice”) from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the Company’s stockholders’ equity of $(17,604,000), as reported in its Quarterly Report on Form 10-Q for the period ended May 2, 2020 did not satisfy the Nasdaq Global Market continued listing requirement set forth in Nasdaq Listing Rule 5450(b)(1)(A), which requires companies listed on the Nasdaq Global Market to maintain a minimum of US $10,000,000 in stockholders’ equity. The Stockholders’ Equity Notice had no immediate effect on the listing of the Company’s common stock. The Company had until September 21, 2020 to submit to Nasdaq a plan to regain compliance with Nasdaq Listing Rule 5450(b)(1)(A), which it did as noted below.

On August 10, 2020, the Company received a notification letter (the “Bid Price Notice”) from Nasdaq saying that the Company was not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). The Bid Price Notice had no immediate effect on the listing of the Company’s common stock on Nasdaq and the Company had until February 8, 2021 to regain compliance, which it did as noted below

On October 15, 2020, the Company received a letter from Nasdaq saying that it had regained compliance with Listing Rule 5450(a)(1) as the closing bid price of the Company’s common stock had been greater than $1.00 for 10 consecutive business days, from September 30, 2020 to October 14, 2020.

Separately, from the previous noted letter received on August 6, 2020, Nasdaq had notified the Company that it did not comply with Listing Rule 5450(b)(1)(A); however, on October 15, 2020, Nasdaq determined that the Company met the alternative continued listing requirements under Rule 5450(b), wherein the Company met the minimum $50 million in total assets and $50 million in total revenue alternative requirement under Listing Rule 5450(b)(3). As a result, the Company had met the requirements for continued listing, and that both the Bid Price Notice and Stockholders’ Equity Notice were closed.

The Company is now in compliance with Nasdaq’s continued listing requirements; however, in the event other listing rules are breached, a delisting could make it more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

Our stock price may be volatile or may decline.

Our common shares have traded as high as US$29.97 and as low as US$0.32 during the period from our initial public offering to April 29, 2021.

An active, liquid and orderly market for our common shares may not be sustained, which could depress the trading price of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, broad market and industry factors, most of which we cannot control, may harm the price of our common shares, regardless of our actual operating performance. In addition, securities markets worldwide have experienced, and are likely to continue to experience, volatility, price changes, volume changes, disruption and credit contraction, which could adversely affect global economic conditions. This market volatility, as well as general economic, market and political conditions and Canadian dollar exchange rate relative to the U.S. dollar, could subject the market price of our shares to wide price fluctuations regardless of our operating performance.

Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	inability to regain and maintain compliance with Nasdaq’s listing requirements;

•	conditions or trends affecting our industry or the economy globally, such as the COVID-19 pandemic;

•

investors’ perceptions due to our independent accountants’ inclusion of a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended January 30, 2021;

•	inability to quickly remediate material weaknesses or the continued identification of material weaknesses;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in the retail industry;

•	instability in financial markets or other factors that may affect economic conditions, on a global level or in particular markets;

•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;

•	variations in our operating performance and the performance of our competitors;

•	seasonal fluctuations;

•	our entry into new markets;

•	timing of the reopening of our stores and the levels of comparable sales;

•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our shares;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	loss of visibility as to investor expectations as a result of a lack of published reports from industry analysts;

•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships or divestitures;

•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers or significant shareholders;

•	additions or departures of key personnel;

•	significant developments relating to our relationships with business partners, vendors and distributors;

•	regulatory developments negatively affecting our industry;

•	changes in accounting standards, policies, guidance, interpretation or principles;

•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;

•	speculation about our business in the press or investment community;

•	investors’ perception of the retail industry in general and our Company in particular; and

•	other events beyond our control such as major catastrophic events, weather and war.

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

We are a federally incorporated Canadian corporation with our principal place of business in Canada. A majority of our directors and officers and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue sky laws.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all of the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on August 1, 2021. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on August 1, 2021 and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2021, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

Our principal executive and administrative offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. We currently lease one production and assembly facility located in Montréal, Québec, which we opened in July 2010. See “Item 1. Business — Warehouse and Distribution Facilities” above for further information.

The general location, use, approximate size and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate	Lease
Location	Use	Square Feet	Renewal Date
Montréal, Québec	Executive and Administrative Offices	22,000	October 31, 2023
Montréal, Québec	Production and Assembly Facility	61,500	June 30, 2026

As of January 30, 2021, we operated 18 company-operated stores located in Canada consisting of approximately 15,000 gross square feet. All of our stores are leased from third parties and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of January 30, 2021:

Locations in Canada	Number of Stores
Alberta	3
British Columbia	1
Manitoba	1
New Brunswick	1
Ontario	5
Qu bec	7
Total	18

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Except as noted in connection with our Restructuring Plan, we are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See “Item 1. Business — Our Company” and “Item 1A. Risk Factors – Risks Associated with the Restructuring Plan” above for further information about our Restructuring Plan and the related legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been listed on the NASDAQ Global Market under the symbol “DTEA” since June 2015. Prior to that date, there was no public trading of our common shares. As of April 26, 2021, there were approximately 13 holders of record of our common shares. Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name. The closing price per share of the Company’s common shares as of April 26, 2021, as reported under the NASDAQ Global Market Exchange, was $3.31.

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

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from January 30, 2016 through January 30, 2021. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of January 30, 2016. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended January 30, 2021 and February 1, 2020 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended February 2, 2019, February 3, 2018 and January 28, 2017 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with IFRS. These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Risk Related to Our Business and Our Industry” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	January 30,	February 1,	February 2	February 3,	January 28,
	2021	2020	2019	2018	2017

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$121,686	$196,462	$212,753	$224,015	$215,984
Cost of sales	71,953	87,886	114,774	116,772	107,534
Gross profit	49,733	108,576	97,979	107,243	108,450
Selling, general and administration expenses	46,464	135,306	125,722	131,930	114,756
Restructuring plan activities, net	56,327	—	—	—	—
Results from operating activities	(53,058)	(26,730)	(27,743)	(24,687)	(6,306)
Finance costs	3,273	6,751	1,614	2,371	76
Finance income	(399)	(784)	(700)	(567)	(479)
Loss before income taxes	(55,932)	(32,697)	(28,657)	(26,491)	(5,903)
Provision for (recovery of) income tax	—	(1,500)	4,882	2,010	(2,235)
Net loss	$(55,932)	$(31,197)	$(33,539)	$(28,501)	$(3,668)

Weighted average number of shares outstanding - basic	26,168,848	26,056,332	25,967,836	25,716,186	24,699,290
Net loss per share:
Basic and fully diluted	$(2.14)	$(1.20)	$(1.29)	$(1.11)	$(0.15)

Consolidated balance sheet data (at year end):
Cash	$30,197	$46,338	$42,074	$63,484	$64,440
Total assets	$81,242	$139,659	$122,500	$147,936	$174,334
Total liabilities	$112,533	$116,310	$55,044	$46,568	$40,884
Total equity (deficiency)	$(31,291)	$23,349	$67,456	$101,368	$133,450

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have taken into account all information available to us up to April 30, 2021, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on April 30, 2021.

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

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of January 30, 2021 and February 1, 2020 and for the years ended January 30, 2021, February 1, 2020, and February 2, 2019 which are contained in this Annual Report on Form 10-K.

Business Update

We participate in a large and growing global tea market which, combined with the relatively low percentage of tea sales in North America, makes the market opportunity very attractive.

Looking back, we ended Fiscal 2019 with revenues of $196.5 million, a decline of 8% over the prior year. Accumulated net losses for the three-year period ended February 1, 2020 amounted to $93.2 million. Our strategy entering Fiscal 2020 was to stabilize our business from these unfavorable trend lines by playing to our core strengths and improving operational execution. Our online and emerging wholesale business represented opportunities to strengthen our business, while continuing to innovate and expand our product portfolio. Over 78% of Fiscal 2019 revenues were generated from our 230 brick-and-mortar stores. These stores were the source of significant losses which were anchored by commercial leases that are difficult to modify. Notwithstanding attempts to right-size our store network, we were not making enough of an impact to stem the losses from our negotiation efforts alone.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States.

Although we continued to offer our products directly to consumers through our online store and in supermarkets and drugstores across Canada, it was unlikely that consumers would continue to purchase our products at previous volumes through these alternative channels. Furthermore, the duration and impact of the COVID-19 pandemic is unknown and the influence on consumer shopping behavior and consumer demand, including online shopping, continues to evolve.

Following a careful review of available options to stem the losses generated primarily from its brick-and-mortar footprint, our management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court and announced that we were implementing the Restructuring Plan under the CCAA in order to accelerate our transition to predominantly an online retailer and wholesaler of high-quality teas and accessories. Among other things, the Initial Order provided for the appointment of PwC as Monitor in the CCAA proceedings.

On July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code. The order of the United States Bankruptcy Court provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to us from creditor action against its assets in the United States.

As part of its Restructuring Plan and further to obtaining the Initial Order, on July 10, 2020 we sent notices to terminate leases for 82 of our stores in Canada and all 42 of our stores in the United States. These lease terminations were effective on August 9, 2020.

On July 16, 2020, we obtained an Amended and Restated Initial Order from the Québec Superior Court, extending to September 17, 2020 the application of the Initial Order. The Amended and Restated Initial Order also dealt with certain administrative matters, particularly with regards to the lease terminations.

On July 30, 2020, we sent notices to terminate leases for an additional 82 of its stores in Canada. These lease terminations were effective on August 29, 2020.

On August 21, 2020, we re-opened 18 stores across Canada.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against us to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for our creditors under the CCAA. This Order, among other things, set November 6, 2020 (the “Claims Bar Date”) as the time by which creditors had to submit their claims to PwC, the Court-appointed Monitor.

On December 15, 2020, the Québec Superior Court extended the stay of all proceedings against us to March 19, 2021. The Court also approved a retention plan for certain key employees (“KERP”) and created a priority charge over the debtors’ assets for the KERP in addition to extending the Claims Bar Date for certain Canadian employees until December 31, 2020.

On March 19, 2021, the Québec Superior Court extended the stay of all proceedings against us to June 4, 2021, and addressed certain administrative matters.

We ended Fiscal 2020 with revenues of $121.7 million, a decline of $74.8 million and 38% from Fiscal 2019 and incurred a net loss of $55.9 million versus a loss of $31.2 million in the prior year. After excluding a series of adjustments which include $56.3 million of restructuring charges, Adjusted EBITDA in Fiscal 2020 was $9.7 million versus $11.4 million in the prior year. Furthermore, sequential Adjusted EBITDA has trended favorably since the second quarter of Fiscal 2020. For Fiscal 2020, e-commerce and wholesale sales represented 80% of total sales as opposed to 22% in prior year.

The Company’s current liabilities total $112.2 million as at January 30, 2021 and we held cash and accounts and other receivables of $36.4 million. The Company does not currently have any third-party credit facilities available with which to meet any future financial obligations. Furthermore, funds required to satisfy creditors upon exit of CCAA are expected to be significant and will place increased operating pressure on the organization, in light of its ongoing transformation efforts.

Management believes that there is material uncertainty surrounding our ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, changes in consumer behavior and the ability to successfully navigate the uncertain future given its reduced working capital. As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about our ability to continue as a going concern and, therefore, realize our assets and discharge our liabilities in the normal course of business.

Accounting Periods

The Company’s fiscal year ends on the Saturday closest to January 31. This typically results in a 52-week year, but occasionally gives rise to an additional week, resulting in a 53-week year. Fiscal years are designated in the Consolidated Financial Statements and Notes thereto, as well as the remainder of this Annual Report on Form 10-K, by the calendar year in which the fiscal year commenced. All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended / ending	Number of weeks
Fiscal 2016	January 28, 2017	52
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52

Overview

DAVIDsTEA offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 2500 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to DAVIDsTEA, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

Factors Affecting Our Performance

We believe that our performance and future success depend on a number of factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section of this Form 10-K.

Fiscal 2020 Highlights

During Fiscal 2020, sales declined by $74.8 million and 38% over the prior year to $121.7 million. Net loss increased by $24.7 million to $55.9 million for the year from a net loss of $31.2 million in Fiscal 2019. After excluding a series of adjustments which include $56.3 million of restructuring charges, Adjusted EBITDA in Fiscal 2020 was $9.7 million versus $11.4 million in the prior year. Furthermore, sequential Adjusted EBITDA has trended favorably since the second quarter of Fiscal 2020. For Fiscal 2020, e-commerce and wholesale sales represented 80% of total sales as opposed to 22% in prior year.

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

Restructuring plan activities, net. Restructuring plan activities, net consist of gains on modification of lease liabilities, estimates for allowed landlord claims, loss on disposal of property and equipment and right-of-use assets, impairment of property and equipment and right-of-use assets, severance costs, interest and penalties related to unpaid occupancy charges, professional fees, and store closure related costs.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of this Form 10-K (the “MD&A”).

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

Selected Operating and Financial Highlights

Results of Operations

Our financial results for the fourth quarter and year include the impact of our Restructuring Plan which began on July 8, 2020 and July 9, 2020 when we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court and when we received protection from creditor action against our assets in the United States from the United States Bankruptcy Court for the District of Delaware, respectively. On July 10, 2020, we sent notices to terminate leases for 82 of our stores in Canada and all 42 of our stores in the United States. These lease terminations were effective on August 9, 2020. On July 30, 2020, we sent notices to terminate leases for an additional 82 of our stores in Canada. These lease terminations were effective on August 29, 2020. Our retail footprint now includes 18 stores in Canada which we reopened on August 21, 2020.

Sales during the fourth quarter of $40.2 million declined by $33.3 million or 45.3% over the prior year quarter due primarily to the reduction in our retail store footprint. Adjusted EBITDA in the fourth quarter of Fiscal 2020 was $5.4 million compared to $10.0 million in the prior year quarter.

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the twelve months ended

	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020

Consolidated statement of income (loss) data:
Sales	$40,189	$73,538	$121,686	$196,462
Cost of sales	24,544	34,457	71,953	87,886
Gross profit	15,645	39,081	49,733	108,576
Selling, general and administration expenses	10,581	45,050	46,464	135,306
Restructuring plan activities, net	32,310	—	56,327	—
Results from operating activities	(27,246)	(5,969)	(53,058)	(26,730)
Finance costs	13	1,446	3,273	6,751
Finance income	(37)	(214)	(399)	(784)
Loss before income taxes	(27,222)	(7,201)	(55,932)	(32,697)
Recovery of income tax	—	(1,500)	—	(1,500)
Net loss	$(27,222)	$(5,701)	$(55,932)	$(31,197)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.1%	46.9%	59.1%	44.7%
Gross profit	38.9%	53.1%	40.9%	55.3%
Selling, general and administration expenses	26.3%	61.3%	38.2%	68.9%
Restructuring plan activities, net	80.4%	0.0%	46.3%	0.0%
Results from operating activities	(67.8%)	(8.1%)	(43.6%)	(13.6%)
Finance costs	0.0%	2.0%	2.7%	3.4%
Finance income	(0.1%)	(0.3%)	(0.3%)	(0.4%)
Loss before income taxes	(67.7%)	(9.8%)	(46.0%)	(16.6%)
Recovery of income tax	0.0%	(2.0%)	0.0%	(0.8%)
Net loss	(67.7%)	(7.8%)	(46.0%)	(15.9%)
Other financial and operations data:
Adjusted EBITDA (1)	$5,384	$9,971	$9,650	$11,359
Adjusted EBITDA as a percentage of sales	13.4%	13.6%	7.9%	5.8%
Adjusted SG&A (1)	$11,631	$34,346	$48,397	$117,526
Adjusted results from operating activities (1)	$4,014	$4,813	$1,337	$(8,850)
Adjusted net income (loss) (1)	$4,039	$3,503	$(1,538)	$(14,917)

_________

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

These non-IFRS financial measures include; Adjusted selling general and administrative expenses, Adjusted results from operating activities, Adjusted net income (loss), Adjusted EBITDA and Adjusted fully diluted net income (loss) per common share.

We believe that although these non-IFRS financial measures provide investors with useful information with respect to our historical operations and are frequently used by securities analysts, lenders and others in their evaluation of companies, they have limitations as an analytical tool. Some of these limitations are:

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

The following tables provide reconciliations of our non-IFRS financial measures to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended		For the twelve months ended

	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Selling, general and administration expenses	$10,581	$45,050	$46,464	$135,306
Impairment of property and equipment and right-of-use assets (a)	—	(10,704)	(2,561)	(17,780)
Government emergency wage subsidy (b)	1,050	—	4,494	—
Adjusted selling, general and administration expenses	$11,631	$34,346	$48,397	$117,526

___________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended		For the twelve months ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Results from operating activities	$(27,246)	$(5,969)	$(53,058)	$(26,730)
Impairment of property and equipment and right-of-use assets (a)	—	10,704	2,561	17,780
Loss on disposal of property and equipment and right-of-use assets	—	78	—	100
Restructuring plan activities, net (b)	32,310	—	56,327	—
Government emergency wage subsidy (c)	(1,050)	—	(4,494)	—
Adjusted results from operating activities	$4,014	$4,813	$1,337	$(8,850)

________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents the costs related to the Restructuring plan activities, net
(c)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended		For the twelve months ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Net loss	$(27,222)	$(5,701)	$(55,932)	$(31,197)
Finance costs	13	1,446	3,273	6,751
Finance income	(37)	(214)	(399)	(784)
Depreciation and amortization	1,327	4,872	7,493	19,396
Recovery of income tax	—	(1,500)	—	(1,500)
EBITDA	$(25,919)	$(1,097)	$(45,564)	$(7,334)
Additional adjustments :
Stock-based compensation expense (a)	42	286	820	813
Impairment of property and equipment and right-of-use assets (b)	—	10,704	2,561	17,780
Loss on disposal of property and equipment	—	78	—	100
Restructuring plan activities, net (c)	32,310	—	56,327	—
Government emergency wage subsidy (d)	(1,050)	—	(4,494)	—
Adjusted EBITDA	$5,384	$9,971	$9,650	$11,359

________

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(c)	Represents the costs related to the Restructuring plan activities, net
(d)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended		For the twelve months ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020
Net loss	$(27,222)	$(5,701)	$(55,932)	$(31,197)
Impairment of property and equipment and right-of-use assets (a)	—	10,704	2,561	17,780
Restructuring plan activities, net (b)	32,310	—	56,327	—
Government emergency wage subsidy (c)	(1,050)	—	(4,494)	—
Recovery for income tax (d)	—	(1,500)	—	(1,500)
Adjusted Net income (loss)	$4,038	$3,503	$(1,538)	$(14,917)

_______

(a)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(b)	Represents the costs related to the Restructuring plan activities, net
(c)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.
(d)	Represents revised provision for uncertain tax position as a result of a settlement reached with the taxation authorities.

Reconciliation of fully diluted net loss per common share to Adjusted fully diluted net income (loss) per common share

	For the three months ended		For the twelve months ended
	January 30,	February 1,	January 30,	February 1,
	2021	2020	2021	2020

Weighted average number of shares outstanding, fully diluted	26,228,206	26,080,529	26,168,848	26,056,332

Adjusted weighted average number of shares outstanding, fully diluted	27,140,065	26,769,190	26,168,848	26,056,332

Net loss	$(27,222)	$(5,701)	$(55,932)	$(31,197)

Adjusted net income (loss)	$4,039	$3,503	$(1,538)	$(14,917)

Net loss per share, fully diluted	$(1.00)	$(0.21)	$(2.14)	$(1.20)

Adjusted Net income (loss) per share, fully diluted	$0.15	$0.13	$(0.06)	$(0.57)

Operating Results for the Fourth Quarter of Fiscal 2020 Compared to the Operating Results for the Fourth Quarter of Fiscal 2019

Sales. Sales decreased 45.3% to $40.2 million from $73.5 million in the fourth quarter of Fiscal 2019. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently, as part of its formal Restructuring Plan, exited all of its brick and mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales for the quarter declined when compared to the prior year quarter by $50.5 million or 90.7% to $5.2 million. Sales from e-commerce and wholesale channels increased by $17.1 million or 95.9% to $35.0 million, from $17.9 million in the prior year quarter. E-commerce and wholesale sales represented 87.1% of sales compared to 24.3% of sales in the prior year quarter.

Gross Profit. Gross profit of $15.6 million for the three months ended January 30, 2021 decreased by $23.4 million or 60.0% from the prior year quarter due primarily to a decline in sales during the period. As the Company pivots to a digital-first strategy, the cost of delivery and distribution that is included in arriving at gross profit will compare unfavorably to prior periods that were predominantly focused on retail sales distribution. The significant increase in e-commerce sales resulted in an increase of $1.7 million in delivery and distribution costs, thereby negatively impacting gross profit percentage. As a result, gross profit as a percentage of sales declined to 38.9% for the three-month period ended January 30, 2021 from 53.1% in the prior year quarter. We expect that the increased cost to deliver online purchases will be less than the selling expenses incurred in a brick and mortar environment that have been historically included as part of Selling, general and administration expenses.

Selling, General and Administration Expenses (“SG&A”). Selling, general and administration expenses decreased by $34.5 million or 76.5% to $10.6 million in the three months ended January 30, 2021 from the prior year quarter. Excluding the impact of the $1.1 million wage subsidy received under the Canadian government COVID-19 Economic Response Plan in Fiscal 2020, and the impact in Fiscal 2019 of the impairment of property and equipment and right-of use assets amounting to $10.7 million, Adjusted SG&A decreased by $22.7 million to $11.6 million. In connection with our Restructuring Plan, we terminated the leases for all of our stores in North America except for 18 Canadian stores which reopened on August 21, 2020. As a result, wages, salaries and employee benefits were reduced by $13.9 million, and we realized a reduction of $3.5 million in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A as a percentage of sales in the quarter decreased to 28.9% from 46.7% in the prior year quarter.

Results from Operating Activities. Loss from operating activities was $27.2 million as compared to a loss of $6.0 million in the prior year quarter. Excluding the impact of the Restructuring Plan announced on July 8, 2020, the wage subsidy received from the Canadian government under the COVID-19 Economic Response Plan, the impact of the impairment of property and equipment and right-of-use assets and the loss on disposal of property and equipment, Adjusted operating income amounted to $4.0 million in the three-month period ended January 30, 2021 compared to $4.8 million in the prior year quarter. This resulting decrease of $0.8 million is explained by a reduction of the gross profit of $23.4 million, partially offset by a reduction in wages, salaries and employee benefits from stores and head office, amounting to $13.9 million, a reduction of $3.5 million in amortization expense due to a lower right-of-use asset value at the beginning of the period, and a reduction of other brick and mortar selling expenses of $3.9 million.

Finance Costs. Finance costs amounted to almost nil in the three months ended January 30, 2021, a decrease of $1.4 million from the prior year quarter. The interest expense relates to the accounting for lease liabilities with variable lease arrangements and has decreased from the prior year quarter.

Finance Income. Finance income of almost nil is derived mainly from interest on cash on hand and has decreased slightly $0.2 million from the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $25.9 million in the quarter ended January 30, 2021 compared to a negative $1.1 million in the prior year quarter representing a decrease of $24.8 million over Fiscal 2019. Adjusted EBITDA for the quarter ended January 30, 2021, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, net, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment amounted to $5.4 million compared to $10.0 million for the same period in the prior year. The decrease in Adjusted EBITDA, of $4.6 million, is an outcome of the decline in gross profit partially offset by the reduction in adjusted SG&A.

Recovery of Income Tax. Recovery of income tax amounted to nil compared to $1.5 million in the prior year quarter. The prior year recovery is due to an adjustment of the provision for uncertain tax provision.

Net Loss. Net loss was $27.2 million in the quarter ended January 30, 2021 compared to a Net loss of $5.7 million in the prior year quarter. Adjusted net income, which excludes the Restructuring plan activities, the subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, the impairment of property and equipment and right-of-use assets, and the recovery for uncertain tax positions amounted to $4.0 million compared to $3.5 million in the prior year quarter. This $0.5 million improvement is driven by the same reasons mentioned above in “Results from operating activities”.

Fully Diluted Net Loss per Share. Fully diluted net loss per common share was $1.00 compared to a net loss of $0.21 in the fourth quarter of Fiscal 2019. Adjusted fully diluted net income per common share, which is Adjusted net income on a fully-diluted weighted average shares outstanding basis, was $0.15 per share compared to $0.13 per share in the same quarter of prior year.

Cash on Hand. At the end of the fourth quarter of Fiscal 2020, the Company had cash amounting to $30.2 million. Our cash position enables us to execute our strategy and invest further in funding working capital, transformative technology improvements and related infrastructure. Upon creditor acceptance of a Plan of Arrangement and ratification by the Court, we will have to fund the payment of this settlement amount from cash on hand as the Company does not have any credit facilities.

Fiscal Year Ended January 30, 2021 Compared to Fiscal Year Ended February 1, 2020

Sales. Sales for Fiscal 2020 decreased by 38.1%, or by $74.8 million, to $121.7 million from $196.5 million in Fiscal 2019. On March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closures of all its retail stores in Canada and the United States, and subsequently, as part of its Restructuring Plan, exited all of its brick and mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales declined by $129.7 million or 84.1% when compared to the prior year. Sales from our e-commerce and wholesale channels increased $54.9 million or 129.8% to $97.2 million, from $42.3 million in prior year as we shifted to a digital first strategy to address consumers changing shopping habits. For Fiscal 2020, e-commerce and wholesale sales represented 79.9% of total sales as opposed to 21.5% in prior year.

Gross Profit. Gross profit decreased by 54.2% and $58.8 million, to $49.7 million in Fiscal 2020 in comparison to Fiscal 2019 due primarily to a decline in sales during the year. Gross profit as a percentage of sales declined to 40.9% for the year ended January 30, 2021 from 55.3% in the prior year. As the Company pivots to a digital first strategy, the cost of delivery and distribution that is included in arriving at gross profit will compare unfavorably to prior periods that were predominantly focused on retail sales distribution. The significant increase in e-commerce sales during the year ended January 30, 2021 resulted in an increase of $11.0 million in delivery and distribution costs. We expect that the increased cost to deliver online purchases will be less than the selling expenses incurred in a brick and mortar environment that have been historically included as part of Selling, general and administration expenses.

Selling, General and Administration Expenses. SG&A decreased by $88.8 million or 65.7%, to $46.5 million in Fiscal 2020. Excluding the impact of the impairment of property and equipment and right-of-use assets, and the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan in the year ended January 30, 2021 which amounted to $1.9 million, Adjusted SG&A decreased by $69.1 million for the year ended January 30, 2021. This is mostly explained by the closure of our stores effective March 17, 2020 and the reopening of 18 stores on August 21, 2020. As a result, wages, salaries and employee benefits were reduced by $45.1 million and we realized a reduction of $11.9 million in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020. As a percentage of sales, Adjusted SG&A decreased to 39.8% from 59.8% due to lower selling expenses resulting from the now permanent closure of our 206 stores effective March 17, 2020 and the reopening of 18 stores on August 21, 2020.

Results from Operating Activities. Loss from operating activities in Fiscal 2020 was $53.1 million as compared to a loss of $26.7 million in  Fiscal 2019. Excluding the impact of the Restructuring plan activities, the impairment of property and equipment and right-of-use assets, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment, Adjusted operating income of $1.3 million compared to a loss of $8.9 million in Fiscal 2019. Excluding the impact of the Restructuring plan activities, the impairment of property and equipment and right-of-use assets, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment, Adjusted operating income of $1.3 million compared to a loss of $8.9 million in Fiscal 2019. This resulting improvement of $10.2 million is explained by reduction in wages, salaries and employee benefits, from stores and head office, amounting to $45.1 million and an $11.9 million reduction in amortization expense due to a lower right-of-use asset value at the beginning of Fiscal 2020, and a reduction of other selling expenses of $9.1 million, partially offset by the reduction of gross profit of $58.8 million.

Finance Costs. Finance costs amounted to $3.3 million in the year ended January 30, 2021, a decrease of $3.5 million from the prior year. The interest expense relates to lease liabilities and has decreased from the prior year due to the store closures and variable rent on remaining stores.

Finance Income. Finance income of $0.4 million is derived mainly from interest on cash on hand and has decreased slightly from $0.8 million in the prior year.

EBITDA and Adjusted EBITDA. EBITDA was negative $45.6 million in the year ended January 30, 2021 compared to negative $7.3 million in Fiscal 2019, representing a decrease of $38.2 million over Fiscal 2019. Adjusted EBITDA for the year ended January 30, 2021, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the wage subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, and the loss on disposal of property and equipment amounted to $9.7 million compared to $11.4 million in the same period in the prior year. The decrease in Adjusted EBITDA, of $1.7 million, is an outcome of the decline in gross profit partially offset by the reduction in SG&A.

Recovery of Income Tax. Recovery of income tax amounted to nil compared to $1.5 million in Fiscal 2019. The prior year recovery is due to the adjustment of the provision for uncertain tax provision. Our effective tax rates were nil and 4.6% in Fiscal 2020 and 2019, respectively. The effective tax rate decreased primarily from the increase of the unrecognized deferred income tax assets and an adjustment to the provision for uncertain tax position in the current year.

Net Loss. Net loss was $55.9 million in the year ended January 30, 2021 compared to a net loss of $31.2 million in the prior year. Adjusted net loss, which excludes the impact from the impairment of property and equipment and right-of-use assets, the Restructuring plan activities, the subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, loss on disposal of property and equipment, and the recovery for uncertain tax position was a loss of $1.5 million compared to a loss of $14.9 million in the prior year. This $13.4 million improvement is driven by the same reasons mentioned above in Results from operating activities partially offset by lower recovery for uncertain tax position compared to the prior year.

Net Loss per Share. Fully diluted net loss per common share was $2.14 in Fiscal 2020 compared to $1.20 in Fiscal 2019. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully-diluted weighted average shares outstanding basis, was $0.06 per share in Fiscal 2020 compared to $0.57 per share in Fiscal 2019.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	For year ended, January 30, 2021				For year ended, February 1, 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Sales	40,189	26,225	23,031	32,242	73,538	39,493	39,167	44,265
Net income (loss)	(27,222)	14,467	2,609	(45,788)	(5,701)	(10,830)	(11,344)	(3,320)

EBITDA	(25,918)	15,295	5,426	(40,367)	(1,097)	(4,548)	(4,829)	3,142
Adjusted EBITDA	5,384	3,834	1,365	(935)	9,971	(2,241)	361	3,269

Net income (loss) per share - fully diluted	(1.00)	0.54	0.10	(1.76)	(0.21)	(0.42)	(0.44)	(0.13)

Cash	30,197	21,925	34,285	39,343	46,338	28,044	29,725	35,491
Accounts receivable	6,157	7,669	6,757	4,371	6,062	5,430	3,913	2,909
Prepaid expenses and deposits	14,470	13,400	8,476	4,928	4,542	6,906	9,890	9,164
Inventories	23,468	26,176	24,354	23,450	22,363	32,638	27,893	31,642
Trade and other payables	4,152	3,621	6,460	18,000	20,794	21,155	13,810	15,305

Liquidity and Capital Resources

As at January 30, 2021, we had $30.2 million of cash primarily held by major Canadian financial institutions. Working capital, adjusted for liabilities subject to compromise amounting to $100.6 million, was $62.7 million as at January 30, 2021, compared to $36.4 million as at February 1, 2020. In light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for professional fees and for the settlement of obligations, which is expected to be significant, upon acceptance, if any, of a plan of arrangement that will be presented to creditors.

Our primary source of liquidity is cash on hand as we have no access to any form of debt financing. Our primary cash needs are to finance working capital and capital expenditures in connection with enhancing the functions and features of our online store. Capital expenditures typically vary depending on the timing of infrastructure-related and technology investments. During Fiscal 2020, capital expenditures totaled $0.9 million. We devoted approximately 53% of our capital expenditures to make continued investments in our technology infrastructure. The remainder of the capital expenditures was used to enhance existing stores.

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

As at January 30, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $6.8 million of advances, amounting to $14.1 million (2019 - $11.5 million) are expected to be discharged within 12 months.

Cash Flow

A summary of our cash flows from operating, investing and financing activities is presented in the following table:

	For the year ended
	January 30, 2021 $	February 1, 2020 $
Cash flows provided by (used in):
Operating activities	(11,269)	33,108
Financing activities	(6,003)	(23,192)
Investing activities	1,132	(5,652)
Decrease in cash	(16,140)	4,264

Cash Flows Provided by Operating Activities

	For the twelve months ended
	January 30,	February 1,
	2021	2020
	$	$
OPERATING ACTIVITIES
Net loss	(55,932)	(31,197)
Items not affecting cash:
Depreciation of property and equipment	2,399	5,411
Amortization of intangible assets	2,053	1,934
Amortization of right-of-use assets	3,041	12,051
Gain on modification of lease liabilities	(75,121)	—
Liabilities subject to compromise	100,550	—
Interest on lease liabilities	3,230	6,962
Loss on disposal of property and equipment and right-of-use assets	769	100
Loss on disposal of intangible assets	790
Impairment of property and equipment and right-of-use assets	39,960	17,780
Stock-based compensation expense	820	813
Sub-total	22,559	13,854
Net change in other non-cash working capital balances related to operations	(33,828)	19,254
Cash flows from (used in) operating activities	(11,269)	33,108

Cash Flows Provided in Operating Activities. Net cash flows used in Operating activities during the year ended January 30, 2021 amounted to $11.3 million and represented a change of $44.4 million from the prior year. The change is primarily due to the impact of our Restructuring Plan, wherein a majority of our trade vendors have not extended credit terms and instead required deposits and pre-payments for both services and purchases of inventory related goods.

Cash Flows Used in Investing Activities

	For the twelve months ended
	January 30,	February 1,
	2021	2020
	$	$
INVESTING ACTIVITIES
Additions to property and equipment	(433)	(1,032)
Additions to intangible assets	(480)	(2,594)
Repayment (issuance) of loan from a Company controlled by an executive employee	2,045	(2,026)
Cash flows from (used in) investing activities	1,132	(5,652)

Cash Flows Used in Investing Activities. Cash flows provided by investing activities of $1.1 million during the year ended January 30, 2021 increased by $6.8 million compared to prior year. The increase is primarily due to the receipt of cash from repayment of the loan from a Company controlled by an executive employee, partially offset by capital expenditures. Capital expenditures decreased by $2.7 million to $0.9 million for the year ended January 30, 2021, from $3.6 million in the prior year. This decrease was primarily due to lower investment in both leasehold improvements as well as software enhancements.

Cash Flows Provided by Financing Activities

	For the twelve months ended
	January 30,	February 1,
	2021	2020
	$	$
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	4	14
Payment of lease liabilities	(6,007)	(23,206)
Cash flows used in financing activities	(6,003)	(23,192)

Cash Flow Provided in Financing Activities. Net cash flows used in financing activities of $6.0 million during the year ended January 30, 2021 represents a reduction of $17.2 million compared to the prior year and due primarily to the non-payment of lease obligations from April 1, 2020 to July 8, 2020 and the termination of our store lease agreements.

Off‑Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations. As at January 30, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $6.8 million of advances, amounting to $14.1 million (2019 - $11.5 million) is expected to be discharged within 12 months.

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

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

i. Liabilities subject to compromise

As a result of the termination of leases pursuant to the Restructuring Plan, included in liabilities subject to compromise is a liability related to disclaimed leases of $75.3 million, determined at the reporting date based on an analysis of the nature and carrying value of the underlying liabilities, proof of claim, as well as well as the stage of advancement of the claims identification, resolution and barring process.

Liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events, and is therefore subject to significant estimation uncertainty, as proceedings are in a preliminary stage. Changes to the provision in future periods may be material and will be recorded through earnings.

ii. Recoverability and impairment of non‑financial assets

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

i. Estimating the incremental borrowing rate of leases

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

Critical judgments in applying accounting policies

We believe the following are critical judgments that management has made in the process of applying accounting policies that have the most significant effect on the amounts recognized in our consolidated financial statements:

i. Going concern uncertainty

In assessing whether the going concern assumption is appropriate and whether there are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern, management must estimate future cash flows for a period of at least twelve months following the end of the reporting period by considering relevant available information about the future. In addition, management must make assumptions about what actions it will take to right-size the business. Given that it is difficult to adequately predict future cash flows given the inherent uncertainties concerning the formal restructuring process and the impact of the COVID-19 pandemic, management has concluded that there are material uncertainties related to events or conditions that raise substantial doubt upon the Company’s ability to continue as a going concern for at least the next twelve months.

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

The Company has the option, under some of its leases to lease the assets for additional terms of one to five years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew. That is, it considers all relevant factors that create an economic incentive for it to exercise the renewal, including store performance, expected future performance and past business practice. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise (or not to exercise) the option to renew (e.g., a change in business strategy).

Recently Issued Accounting Standards

On May 28, 2020, the IASB issued an amendment to IFRS 16, Leases to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions.

The amendment exempts lessees from having to consider individual lease contracts to determine whether rent concessions occurring as a direct consequence of the COVID-19 pandemic are lease modifications and allows lessees to account for such rent concessions as if they were not lease modifications. It applies to COVID-19-related rent concessions that reduce lease payments due on or before June 30, 2020. The amendment does not affect lessors.

The amendment is effective as of June 1, 2020 but can be applied immediately in any financial statements—interim or annual—not yet authorised for issue.

In April 2021, the IASB extended the relief to cover rent concessions that reduce lease payments due on or before June 30, 2022.

JOBS Act Exemptions and Foreign Private Issuer Status

Exchange Act Exemptions and Foreign Private Issuer Status

We do not qualify as an “accelerated filer” or “large accelerated filer” as defined in the Exchange Act. Companies that are not an accelerated filer or large accelerated filer may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. This includes an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act. We may take advantage of this exemption until such time as we qualify as an accelerated filer or large accelerated filer. We will qualify (1) as an accelerated filer if we have an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of US$75 million or more, but less than US$700 million, as of the last business day of our most recently completed second fiscal quarter, or (2) as a large accelerated filer if we have an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of US$700 million or more, as of the last business day of our most recently completed second fiscal quarter. We may choose to take advantage of some but not all of these reduced burdens.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DAVIDsTEA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. [the “Company”] as of January 30, 2021 and February 1, 2020, the related consolidated statements of loss and comprehensive loss, cash flows and equity for each of the three years in the period ended January 30, 2021 and the related notes [collectively referred to as the “consolidated financial statements”]. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020 and the results of its operations and its cash flows for each of the three years in the period ended January 30, 2021, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

The Company’s ability to continue as a going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 2 to the consolidated financial statements, on July 8, 2020, the Company announced that it was implementing a restructuring plan under the Companies’ Creditors Arrangement Act, and has suffered recurring losses from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of new accounting standard

As discussed in Note 3 to the consolidated financial statements, effective February 3, 2019, the Company changed its method of accounting for its leases due to the adoption of IFRS 16, Leases.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) [“PCAOB”] and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: [1] relates to accounts or disclosures that are material to the financial statements and [2] involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Restructuring Plan Activities – Measurement of liabilities subject to compromise

Description of the matter

As more fully described in Note 1 to the consolidated financial statements, on July 8, 2020, the Company announced that it was implementing a restructuring plan under the Companies’ Creditors Arrangement Act (Canada) (“CCAA”), and obtained an Initial Order pursuant to the CCAA from the Quebec Superior Court in order to implement the restructuring plan (the “Initial Order”).

As of January 30, 2021, the Company has recorded liabilities subject to compromise of $100.6 million. Liabilities subject to compromise represent the liabilities that will ultimately be subject to the plan of arrangement (“allowed claims”) and compromise to the Company’s creditors, and include disclaimed leases, trade and other payables, and severance costs, as further described in note 13. Trade and other payables and severance costs represent the Company’s legal obligations. Disclaimed and modified leases are measured at the Company’s best estimate of the allowed claims. Liabilities subject to compromise are measured at the reporting date based on an analysis of the nature and carrying value of the underlying liabilities, proof of claim, as well as the stage of advancement of the claims identification, resolution and barring process.

Auditing the estimation of liabilities subject to compromise was especially challenging because of the complexity of accounting for an entity under CCAA, and the magnitude of the liabilities subject to compromise as at January 30, 2021.

How we addressed the matter in our audit

To test the Company’s measurement of liabilities subject to compromise, among other procedures, we read the court motions and orders, Monitor’s reports, notices to creditors, and corroborated the Company’s interpretation of the CCAA regulation. On a sample basis, we performed testing around July 8, 2020 to evaluate the appropriate classification of liabilities as pre-filing and post-filing, and tested the accuracy and completeness of the data by inspecting claims submitted by creditors used to determine allowable claims. In addition, we evaluated management’s assessment of the nature and measurement of the underlying liabilities relative to the applicable accounting literature, and performed a search for new or contrary evidence that would affect the estimate including consideration of events after the balance sheet date.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Montréal, Canada

April 30, 2021

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at
		January 30,	February 1,
		2021	2020
		$	$
ASSETS
Current
Cash		30,197	46,338
Accounts and other receivables	[Note 6]	6,157	6,062
Inventories	[Note 7]	23,468	22,363
Income tax receivable		55	1,196
Prepaid expenses and deposits		14,470	4,542
Total current assets		74,347	80,501
Property and equipment	[Note 8]	2,309	17,737
Intangible assets	[Note 9]	3,929	6,339
Right-of-use assets	[Note 10]	657	35,082
Total assets		81,242	139,659
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 11]	4,152	20,794
Deferred revenue	[Note 12]	7,080	6,852
Liabilities subject to compromise	[Note 13]	100,550	—
Current portion of lease liabilities	[Note 10]	396	16,434
Total current liabilities		112,178	44,080
Non-current portion of lease liabilities	[Note 10]	355	72,230
Total liabilities		112,533	116,310
Commitments and contingencies
Equity
Share capital	[Note 15]	113,167	112,843
Contributed surplus		1,747	1,577
Deficit		(148,068)	(92,278)
Accumulated other comprehensive income		1,863	1,207
Total equity (deficiency)		(31,291)	23,349
Total liabilities and equity		81,242	139,659

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF LOSS AND COMPREHENSIVE LOSS

[In thousands of Canadian dollars, except share information]

		For the year ended
		January 30,	February 1,	February 2,
		2021	2020	2019

Sales	[Note 22]	121,686	196,462	212,753
Cost of sales		71,953	87,886	114,774
Gross profit		49,733	108,576	97,979
Selling, general and administration expenses	[Note 18]	46,464	135,306	125,722
Restructuring plan activities, net	[Note 19]	56,327	—	—
Results from operating activities		(53,058)	(26,730)	(27,743)
Finance costs	[Note 16]	3,273	6,751	1,614
Finance income		(399)	(784)	(700)
Loss before income taxes		(55,932)	(32,697)	(28,657)
Provision for (recovery of) income tax	[Note 17]	—	(1,500)	4,882
Net loss		(55,932)	(31,197)	(33,539)

Other comprehensive income (loss):
Items to be reclassified subsequently to income:
Realized net loss on forward exchange contracts reclassified to inventory		—	—	230
Provision for income tax recovery		—	—	(63)
Cumulative translation adjustment		656	(290)	(425)
Other comprehensive income (loss), net of tax		656	(290)	(258)
Total comprehensive loss		(55,276)	(31,487)	(33,797)
Net loss per share:
Basic	[Note 20]	(2.14)	(1.20)	(1.29)
Fully diluted	[Note 20]	(2.14)	(1.20)	(1.29)
Weighted average number of shares outstanding
Basic	[Note 20]	26,168,848	26,056,332	25,967,836
Fully diluted	[Note 20]	26,168,848	26,056,332	25,967,836

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
OPERATING ACTIVITIES
Net loss	(55,932)	(31,197)	(33,539)
Items not affecting cash:
Depreciation of property and equipment	2,399	5,411	6,904
Amortization of intangible assets	2,053	1,934	1,298
Amortization of right-of-use assets	3,041	12,051	—
Gain on modification of lease liabilities	(75,121)	—	—
Liabilities subject to compromise	100,550	—	—
Interest on lease liabilities	3,230	6,962	—
Loss on disposal of property and equipment and right-of-use assets	769	100	1,875
Loss on disposal of intangible assets	790	—	—
Impairment of property and equipment and right-of-use assets	39,960	17,780	9,960
Stock-based compensation expense	820	813	211
Deferred rent	—	—	25
Recovery for onerous contracts	—	—	6,282
Amortization of financing fees	—	—	64
Accretion on provisions	—	—	251
Deferred income taxes	—	—	5,069
Sub-total	22,559	13,854	(1,600)
Net change in other non-cash working capital balances related to operations	(33,828)	19,254	(11,628)
Cash flows from (used in) operating activities	(11,269)	33,108	(13,228)
FINANCING ACTIVITIES
Proceeds from issuance of common shares pursuant to exercise of stock options	4	14	82
Payment of lease liabilities	(6,007)	(23,206)	—
Cash flows from (used) in financing activities	(6,003)	(23,192)	82
INVESTING ACTIVITIES
Additions to property and equipment	(433)	(1,032)	(3,898)
Additions to intangible assets	(480)	(2,594)	(4,366)
Repayment (issuance) of loan from a Company controlled by an executive employee	2,045	(2,026)	—
Cash flows from (used in) investing activities	1,132	(5,652)	(8,264)
Increase (decrease) in cash during the year	(16,140)	4,264	(21,410)
Cash, beginning of the year	46,338	42,074	63,484
Cash, end of the year	30,197	46,338	42,074
Supplemental Information
Cash paid for:
Interest	—	50	—
Income taxes (classified as operating activity)	—	—	10
Cash received for:
Interest	368	778	650
Income taxes (classified as operating activity)	870	2,948	1,774

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY

[In thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income	(Deficiency)
	$	$	$	$	$
Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the twelve months ended January 30, 2021	—	—	(55,932)	—	(55,932)
Other comprehensive income	—	—	—	656	656
Total comprehensive loss	—	—	(55,932)	656	(55,276)
Issuance of common shares	5	(1)	—	—	4
Common shares issued on vesting of restricted stock units	319	(649)	142	—	(188)
Stock-based compensation expense	—	820	—	—	820
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)

Balance, February 2, 2019	112,519	1,400	(61,293)	1,497	54,123
Net loss for the twelve months ended February 1, 2020	—	—	(31,197)	—	(31,197)
Other comprehensive loss	—	—	—	(290)	(290)
Total comprehensive loss	—	—	(31,197)	(290)	(31,487)
Issuance of common shares	21	(7)	—	—	14
Common shares issued on vesting of restricted stock units	303	(629)	212	—	(114)
Stock-based compensation expense	—	813	—	—	813
Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 30, 2021, February 1, 2020 and February 2, 2019

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its wholly-owned subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the year ended January 30, 2021 were authorized for issue in accordance with a resolution of the Board of Directors on April 30, 2021. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 2500 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to DAVIDsTEA, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States. On August 21, 2020, the Company re-opened 18 stores across Canada.

The Company qualifies for the Canada Emergency Wage Subsidy (“CEWS”) under the COVID-19 Economic Response Plan of the Government of Canada. During the year ended January 30, 2021, the Company recognized payroll subsidies of $4.5 million under this wage subsidy program as a reduction in the associated wage costs which the Company incurred, which was recognized in Selling, general and administration expenses.

CCAA Proceedings

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform, the Amazon Marketplace and its wholesale distribution channel. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that the formal Restructuring Plan was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

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

On December 15, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to March 19, 2021. The Court also approved a retention plan for certain key employees (“KERP”) and created a priority charge over the debtors’ assets for the KERP in addition to extending the Claims Bar Date for certain Canadian employees until December 31, 2020.

On March 19, 2021, the Québec Superior Court extended the stay of all proceedings against the Company to June 4, 2021, and addressed certain administrative matters.

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

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 30, 2021, February 1, 2020 and February 2, 2019 cover a 52-week period.

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

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under applicable laws in both Canada and the United States in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. As part of the Restructuring Plan, in July 2020, the Company sent notices to terminate leases for 164 of its stores in Canada and all 42 of its stores in the United States. On August 21, 2020, the Company re-opened 18 of its stores throughout Canada.

Although the Company continues to offer its products directly to consumers through its online store and in supermarkets and drugstores across Canada, it is unlikely that customers will purchase its products at previous volumes through these alternative channels. Furthermore, the duration and impact of the COVID-19 pandemic is unknown and may influence consumer shopping behavior and consumer demand including online shopping. Notwithstanding that the Company expects to emerge from the Restructuring Plan as a leaner organization, there is no assurance that the Restructuring Plan will be successful and that all relevant and required regulatory, creditor and court approvals will be obtained. Furthermore, significant resources are expected to be required to legally emerge from the formal restructuring process that will place increased risk on the Company’s available liquidity, especially considering the Company does not currently have access to any debt or financing arrangements.

For the year ended January 30, 2021, the Company reported a net loss of $55.9 million. The Company’s current liabilities total $112.2 million as at January 30, 2021. As at January 30, 2021, the Company held cash and accounts and other receivables of $36.4 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, and by focusing on how to grow its product portfolio including sales and customer service execution. The Company expects to transition to a digital-first organization with a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, supported by a right-sized support organization.

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

These consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These consolidated financial statements as at and for the year ended January 30, 2021 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

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

Government assistance

The Company qualifies for the CEWS under the COVID-19 Economic Response Plan of the Government of Canada. Government assistance, including wage subsidies, is recognized when there is a reasonable assurance that the assistance will be received and that the Company will comply with all relevant conditions. Government assistance related to incurred expenses is recorded as a reduction of the related expenses.

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

Leasehold improvements are depreciated on a straight‑line basis over the lesser of the useful economic life and the lease term.

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

Leased assets

On February 3, 2019, the Company adopted IFRS 16, “Leases” using the modified retrospective method.

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

Short-term leases and leases of low-value assets

The Company applies the short-term lease recognition exemption to its short-term leases of machinery and equipment (i.e., those leases that have a lease term of 12 months or less from the commencement date and do not contain a purchase option). It also applies the lease of low-value assets recognition exemption to leases of office equipment that are considered of low value (i.e., below US $5,000). Lease payments on short-term leases and leases of low-value assets are recognized as expense on a straight-line basis over the lease term.

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

Liabilities subject to compromise represent the liabilities that will ultimately be subject to the plan of arrangement (“allowed claims”) and compromise to the Company’s creditors, and include disclaimed leases, trade and other payables, and severance costs, as further described in note 13. Trade and other payables, and severance costs represent the Company’s legal obligation. Disclaimed leases are measured at the Company’s best estimate of liabilities that will ultimately be subject to the plan of arrangement (“allowed claims”). The measurement of liabilities subject to compromise is measured at the reporting date based on an analysis of the nature and carrying value of the underlying liabilities, proof of claim, as well as the stage of advancement of the claims identification, resolution and barring process.

Liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events, and is therefore subject to significant estimation uncertainty. Changes to the provision in future periods may be material and will be recorded through earnings.

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

Revenue recognition

Revenue is recognized when control of goods has been transferred at the amount of consideration to which the Company expects to be entitled. Revenue is recognized on e-commerce sales when merchandise is delivered to the consumer. Revenue from retail sales is recorded upon delivery to the customer. Revenues are recorded net of discounts, rebates, estimated returns, sales taxes and amounts deferred related to the issuance of Frequent Steeper points.

Revenue from the Company's wholesale business is recognized upon receipt of products by the customer. Wholesale revenue is recorded net of estimates of returns, discounts, operational chargebacks, and certain advertising allowances. Estimates for operational chargebacks are based on actual customer notifications of order fulfillment discrepancies and historical trends. The Company reviews and refines these estimates on at least a quarterly basis. The Company's historical estimates of these amounts have not differed materially from actual results.

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

iii.	Subscription box

Revenue is recognized at a point in time, which is upon delivery of subscription boxes, as it meets the criteria to satisfy the performance obligation. Deferred revenue is recognized for consideration received in advance of the delivery of subscription boxes.

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

4. CHANGES IN ACCOUNTING PRINCIPLES

Recently Issued Accounting Pronouncements

On May 28, 2020, the IASB issued an amendment to IFRS 16, “Leases” to make it easier for lessees to account for COVID-19-related rent concessions such as rent holidays and temporary rent reductions. In April 2021, the IASB extended the relief to cover rent concessions that reduce lease payments due on or before June 30, 2022.

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

Key sources of estimation uncertainty

Liabilities subject to compromise

As a result of the termination of leases pursuant to the Restructuring Plan, included in liabilities subject to compromise is a liability related to disclaimed leases of $75.3 million, determined at the reporting date based on an analysis of the nature and carrying value of the underlying liabilities, proof of claim, as well as well as the stage of advancement of the claims identification, resolution and barring process.

Liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events, and is therefore subject to significant estimation uncertainty, as proceedings are in a preliminary stage. Changes to the provision in future periods may be material and will be recorded through earnings.

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

In assessing whether the going concern assumption is appropriate and whether there are material uncertainties that raise substantial doubt about the Company’s ability to continue as a going concern, management must estimate future cash flows for a period of at least twelve months following the end of the reporting period by considering relevant available information about the future. In addition, management must make assumptions about what actions it will take to right-size the business. Given that it is difficult to adequately predict future cash flows given the inherent uncertainties concerning the formal restructuring process and the impact of the COVID-19 pandemic, management has concluded that there are material uncertainties related to events or conditions that raise substantial doubt upon the Company’s ability to continue as a going concern for at least the next twelve months.

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

The Company has the option, under some of its leases to lease the assets for additional terms of one to five years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew. That is, it considers all relevant factors that create an economic incentive for it to exercise the renewal, including store performance, expected future performance and past business practice. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise (or not to exercise) the option to renew (e.g., a change in business strategy).

6. ACCOUNTS AND OTHER RECEIVABLES

	January 30,	February 1,
	2021	2020

Credit card and cash clearing receivables	706	849
Trade receivables	1,232	2,072
Loan to a Company controlled by one of the Company executive employees		2,026
Other receivables	4,219	1,115
	6,157	6,062

7. INVENTORIES

	January 30,	February 1,
	2021	2020
	$	$
Finished goods	17,478	18,590
Goods in transit	3,123	2,059
Packaging	2,867	1,714
	23,468	22,363

During the year ended January 30, 2021, inventories recognized as cost of sales amounted to $34,463 [February 1, 2020 —$56,310, February 2, 2019 - $63,195]. The cost of inventory includes a write-down of $557 [February 1, 2020 – nil, February 2, 2019 - $703] recorded as a result of net realizable value being lower than cost. Inventory write-downs of nil [February 1, 2020 - $406, February 2, 2019 – nil] recognized in the previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, February 2, 2019	84,142	13,910	5,878	103,930
Acquisitions	746	211	75	1,032
Disposals	—	(131)	—	(131)
Cumulative translation adjustment	285	32	11	328
Balance, February 1, 2020	85,173	14,022	5,964	105,159
Acquisitions	237	150	47	434
Disposals	(78,001)	(11,987)	(4,251)	(94,239)
Cumulative translation adjustment	712	49	12	773
Balance, January 30, 2021	8,121	2,234	1,772	12,127

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, February 2, 2019	65,874	10,001	4,267	80,142
Depreciation	4,032	854	525	5,411
Impairment	1,587	—	—	1,587
Disposals	—	(31)	—	(31)
Cumulative translation adjustment	278	29	6	313
Balance, February 1, 2020	71,771	10,853	4,798	87,422
Depreciation	1,582	517	300	2,399
Impairment	10,665	1,990	512	13,167
Disposals	(78,001)	(11,782)	(4,084)	(93,867)
Cumulative translation adjustment	573	93	31	697
Balance, January 30, 2021	6,590	1,671	1,557	9,818

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Net Carrying Value
Balance, February 1, 2020	13,402	3,169	1,166	17,737
Balance, January 30, 2021	1,531	563	215	2,309

For the year ended January 30, 2021, an assessment of impairment indicators was performed which caused the Company to review the recoverable amount for certain CGUs with an indication of impairment. CGUs reviewed included stores that were permanently closed as part of the Restructuring Plan and the remaining stores that are expected to perform below the Company’s previous projection.

As a result, an impairment loss of $13,167 related to store leasehold improvements, furniture and equipment and computer hardware was recorded [February 1, 2020 - $1,587, February 2, 2019 — $9,926 related to store leasehold improvements, furniture and equipment and computer hardware]. The impairment was recorded in the Canada and U.S. segments for $13,167 and nil, respectively [February 1, 2020 – $1,535 and $52, February 2, 2019 - $7,686 and $2,240, respectively]. Impairment losses related to closed stores of $12,966 is reported under Restructuring plan activities, net (note 19), while impairment losses of $201 related to stores expected to remain open are reported in under selling, general and administration expenses (Note 18).

The impairment loss taken related to the stores that remain open was determined by comparing the carrying amount of the CGU’s net assets with their respective recoverable amounts based on value in use for 7 of the 18 stores. This value in use of $791 [February 1, 2020 – $6,466] was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms. This determination considered historical experience as well as current economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those location, and was then discounted using a pre‑tax discount rate of 13.0% for the first quarter of 2020 [February 1, 2020 – 12.1%]

For the year ended January 30, 2021, the depreciation expense was $2,399 [February 1, 2020 - $5,411, February 2, 2019 —$6,904]; with $1,838 recorded in the Canada segment [February 1, 2020 - $4,659, February 2, 2019 — $5,825], $53 recorded in the U.S. segment [February 1, 2020 - $219, February 2, 2019 — $520], and $508 recorded in corporate selling, general and administration expenses [February 1, 2020 - $533, February 2, 2019 — $559]. Depreciation expense is reported in the consolidated statement of loss and comprehensive loss under selling, general and administration expenses (Note 18).

9. INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, February 2, 2019	11,915	101	12,016
Acquisitions	2,594	—	2,594
Cumulative translation adjustment	2	—	2
Balance, February 1, 2020	14,511	101	14,612
Acquisitions	479	—	479
Disposals	(2,418)	—	(2,418)
Cumulative translation adjustment	(54)	—	(54)
Balance, January 30, 2021	12,518	101	12,619

	Computer
	software	Other	Total
	$	$	$
Accumulated amortization
Balance, February 2, 2019	6,336	2	6,338
Amortization	1,934	—	1,934
Cumulative translation adjustment	3	(2)	1
Balance, February 1, 2020	8,273	—	8,273
Amortization	2,053	—	2,053
Disposals	(1,628)	—	(1,628)
Cumulative translation adjustment	(8)	—	(8)
Balance, January 30, 2021	8,690	—	8,690

	Computer
	software	Other	Total
	$	$	$
Net Carrying Value
Balance, February 1, 2020	6,238	101	6,339
Balance, January 30, 2021	3,828	101	3,929

Amortization expense is reported in the consolidated statement of loss and comprehensive loss under selling, general and administration expenses (Note 18).

10. LEASE LIABILITIES

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements during the year:

	Right-of-Use	Lease
	Assets	Liability
	$	$
Balance, February 1, 2020	35,082	88,664
Additions	1,987	1,987
Amortization expense	(3,041)	—
Impairment of right-of-use assets	(26,793)	—
Gain on modification of lease liability	(6,684)	(81,805)
Loss on disposal	(397)	—
Interest expense	—	3,230
Payments	—	(6,007)
Transfer to liabilities subject to compromise		(6,207)
CTA	503	889
Balance, January 30, 2021	657	751

Presented as:
Current	—	396
Non-Current	—	355

The Company also recorded an impairment loss of $26,793 related to the Company’s right-of-use assets [February 1, 2020 - $16,193, February 2, 2019 - nil]. The impairment was recorded in the Canada and U.S. segments for $20,804 and $5,989, respectively.

These impairments are further broken down as follows:

	Stores permanently closed $	Stores that remain open $	Total $

Right-of-use assets	24,433	2,360	26,793

Impairment losses related to stores permanently closed and stores that remain open have been recorded in Restructuring plan activities, net and Selling, general and administration expenses, respectively. Refer to note 8 for further details.

Amortization expense is reported in the consolidated statement of loss and comprehensive loss under Selling, general and administration expenses.

The following table presents a maturity analysis of future contractual undiscounted cash flows from lease liabilities:

February 1,
2020
$
Within one year	428
After one year but no more than five years	375
More than five years	—
803

The Company has lease contracts that contain variable lease payments primarily based on a percentage of retail sales. The Company recognized variable lease payments of $985 for the year ended January 30, 2021. In addition, expenses related to leases of low-value assets were $18. These expenses are recorded in Selling, general and administrative expenses.

11. TRADE AND OTHER PAYABLES

	January 30,	February 1,
	2021	2020
	$	$
Trade payable and accrued liabilities	1,891	16,582
Income taxes payable	1,244	1,244
Wages, salaries and employee benefits payable	1,017	2,968
	4,152	20,794

Included in prepaid expenses and deposits are advances to suppliers of $6.8 million.

12. DEFERRED REVENUE

	January 30,	February 1,
	2021	2020
	$	$
Gift cards liability	4,642	4,899
Loyalty program	1,548	1,953
Subscription Box Liability	890	0
	7,080	6,852

During the year, the Company recorded gift card breakage income of $74 [February 1, 2020 - $1,294, February 2, 2019 - $242]. Gift card breakage is included in sales in the consolidated statement of loss.

13. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Initial Order obtained on July 8, 2020 and subsequent amendments (Note 1), the payment of liabilities owing as of July 8, 2020 is stayed, and the outstanding liabilities, as well as any additional outstanding claims by creditors are subject to compromise pursuant to a plan of arrangement that is expected to be presented to creditors.

On September 17, 2020, the Court issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA. This Order, among other things set November 6, 2020 as the time by which creditors had to submit their claims to PwC.

Obligations for goods and services provided to the Company after the filing date of July 8, 2020 are discharged based on negotiated terms and are excluded from liabilities subject to compromise.

As of January 30, 2021, liabilities subject to compromise are broken down as follows:

	Disclaimed and modified leases	Trade and other payables	Severance Costs	Liabilities subject to compromise
	$	$	$	$
Balance, January 30, 2021	75,310	20,699	4,541	100,550

Liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, determination of secured status of certain claims, the determination as to the value of any collateral securing claims, proof of claims or other events.

As a result of the termination of leases pursuant to the Restructuring Plan in the year ended January 30, 2021, the Company has recorded an estimate for allowed claims in the amount of $75.3 million, in Restructuring plan activities, net in the consolidated statement of income (loss) (Note 19). This provision is subject to estimation uncertainty. Trade and other payables representing the payment of liabilities owing as of July 8, 2020, amounted to $20.7 million and severance costs amounting to $4.5 million.

14. COMMITMENTS AND CONTINGENCIES

As at January 30, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $6.8 million of advances, which is included in Prepaid expenses and deposits, amounting to $14.1 million (2019 - $11.5 million) is expected to be discharge within 12 months.

15. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and Outstanding

	January 30,	February 1,
	2021	2020
	$	$
Share Capital - 26,234,582 Common shares (February 1, 2020 - 26,086,162)	113,167	112,843

Common
shares
#
Number of shares in issuance
Balance, February 2, 2019	26,011,817
Issuance of common shares upon exercise of options	18,500
Issuance of common shares upon vesting of restricted stock units	55,845
Balance, February 1, 2020	26,086,162
Issuance of common shares upon exercise of options	4,000
Issuance of common shares upon vesting of restricted stock units	144,420
Balance, January 30, 2021	26,234,582

During the year ended January 30, 2021, 4,000 stock options were exercised for common shares, for cash proceeds of $4 [February 1, 2020 – 18,500 stock options for cash proceeds of $14, February 2, 2019 – 51,720 stock options for cash proceeds of $82 and 36,415 common shares for a non-cash settlement of $121]. The carrying value of common shares during the year ended January 30, 2021 includes $1 [February 1, 2020 - $7] which corresponds to a reduction in the contributed surplus associated to options exercised during the period.

In addition, during the year ended January 30, 2021, 144,420 common shares [February 1, 2020 – 55,845, February 2, 2019 —74,728] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $319, net of tax [February 1, 2020 - $303, February 2, 2019 – $663].

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

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 2,940,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at January 30, 2021, 1,200,323 common shares remain available for issuance under the 2015 Omnibus Plan.

No options were granted for the year ended January 30, 2021 [February 1, 2020 – nil].

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended
	January 30,		February 1,
	2021		2020
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	76,350	8.96	137,540	7.17
Issued	—	—	—	—
Exercised	(4,000)	0.77	(18,500)	0.77
Forfeitures	(54,860)	10.40	(42,690)	6.72
Outstanding, end of year	17,490	6.32	76,350	8.96
Exercisable, end of year	17,490	6.32	75,475	8.90

The weighted average share price at the date of exercise for options exercised during the year ended January 30, 2021 was $0.87 [February 1, 2020 — $2.28].

The following tables summarize information about the stock options outstanding at January 30, 2021 and February 1, 2020:

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	January 30,	remaining	exercise	February 1,	exercise
	2021	life	price	2020	price
Range of exercise prices	#	(years)	$	#	$
$3.33 - $4.31	14,000	0.8	4.30	14,000	4.30
$14.39 - $17.99	3,490	2.2	14.39	3,490	14.39
As at January 30, 2021	17,490	1.1	6.32	17,490	6.32

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	February 1,	remaining	exercise	February 1,	exercise
	2020	life	price	2020	price
Range of exercise prices	#	(years)	$	#	$
$0.77	4,000	0.4	0.77	4,000	0.73
$3.33 - $4.31	14,000	1.8	4.30	14,000	4.30
$8.76 - $10.28	53,225	4.1	10.28	53,225	10.28
$14.39 - $17.99	5,125	3.2	13.39	4,250	14.39
As at February 1, 2020	76,350	3.4	8.96	75,475	8.90

A summary of the status of the Company’s RSU plan and changes during the years ended January 30, 2021 and February 1, 2020 is presented below.

	For the year ended
	January 30,		February 1,
	2021		2020
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	749,522	5.26	270,976	5.26
Granted	1,177,222	1.44	804,710	1.93
Forfeitures	(351,205)	(1.71)	(188,685)	3.17
Vested	(121,920)	(1.54)	(78,465)	5.41
Vested, withheld for tax	(147,518)	(2.16)	(59,014)	5.51
Outstanding, end of period	1,306,101	1.70	749,522	2.17

_____________

(1) Weighted average fair value per unit as at date of grant.

During the year ended January 30, 2021, the Company recognized a stock-based compensation expense of $820 [February 1, 2020 - $813, February 2, 2019 — $211].

16. FINANCE COSTS

	For the Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
Accretion on provisions	—	—	251
Interest and penalty on provision for uncertain tax position	—	(250)	1,300
Interest on lease liabilities	3,229	6,962	—
Other finance costs	44	39	63
	3,273	6,751	1,614

17. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the year ended
	January 30,		February 1,		February 2,
	2021		2020		2019
	%	$	%	$	%	$
Income tax provision (recovery) — statutory rate	26.4	(14,737)	26.8	(8,747)	26.9	(7,700)
Increase (decrease) in provision for income tax (recovery) resulting from:
Non-deductible items	(0.1)	39	(0.7)	232	(1.3)	378
Effect of substantively enacted income tax rate changes	(0.7)	400	(1.2)	394	—	—
Unrecognized deferred income tax assets	(25.4)	14,209	(25.2)	8,232	(15.0)	4,306
Write-down of deferred income tax assets	—	—	—	—	(18.2)	5,194
Provision for uncertain tax assets	—	—	4.6	(1,500)	(9.4)	2,700
Other	(0.2)	89	0.3	(111)	—	4
Income tax provision (recovery) — effective tax rate	(0)	—	4.6	(1,500)	(17.0)	4,882

A breakdown of the income tax provision (recovery) on the consolidated statement of loss is as follows:

	For the Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
Income tax provision (recovery)
Current	-	(1,500)	(187)
Deferred	-	-	5,069
	-	(1,500)	4,882

In fiscal 2018, in connection with a Canada Revenue Agency transfer pricing audit, the Company recorded a provision of $4.0 million comprised of $2.7 million and $1.3 million for taxes and interest, respectively. In fiscal 2019 the Company revised its estimate for this uncertain tax position to $1.2 million and $1.0 million for taxes and interest, respectively. In 2020, the Company further revised its estimate for this uncertain tax position to $359 for interest. This is classified in trade and other payables within liabilities subject to compromise (note 13).

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and lease liabilities are as follows:

	For the Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

Deferred income tax assets
Operating losses carried forward	14,295	7,893	1,417
Tax values of property and equipment in excess of carrying value including impairment	3,099	2,330	3,505
Deferred rent	-	-	1,762
Stock options	3,587	3,763	3,843
Financing fees and IPO-related costs	3	5	588
Lease inducements	-	-	634
Lease liabilities	197	23,942	-
Liabilities subject to compromise	21,454	-	5,357
Other	791	953	665
Total deferred income tax assets	43,426	38,886	17,771

Deferred income tax liabilities
Right-of-use assets	(191)	(9,444)	-
Unrealized foreign exchange gain related to intercompany advances	(8)	(109)	(212)
Total deferred income tax liabilities	(199)	(9,553)	(212)
Total deferred income tax assets, net	43,227	29,333	17,559
Unrecognized deferred income tax asset	(43,227)	(29,333)	(17,559)
Net deferred income tax assets	-	-	-

As at January 30, 2021, the Company’s Canadian operations have accumulated losses amounting to $32.5 million [February 1, 2020 — $20.2 million; February 2, 2019 — $12.0 million], which begin to expire in 2039. As at January 30, 2021, the Company’s U.S. subsidiary has accumulated losses amounting to US$26.6 million [February 1, 2020 — US$17.4 million; February 2, 2019 — US$13.9 million], of which US$13.9 million expire during the years ending in 2033 to 2037. The remaining accumulated losses amounting to US$12.7 million have an indefinite carry forward period.

Based upon the projections for future taxable income management believes it is no longer probable the Company will realize the benefits of these operating tax losses carried forward and other deductible temporary differences. Therefore, a full valuation allowance of $43,227 was recorded against the net deferred income tax asset.

The changes in the net deferred income tax asset were as follows for the fiscal year:

	For the Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

Balance net, beginning of year	-	-	5,194
Deferred rent	-	(1,762)	101
Canadian and U.S. operating losses carried forward	6,402	6,476	158
Property and equipment, including store impairment	769	(1,175)	1,952
Stock options	(176)	(80)	442
Financing fees and IPO-related costs	(2)	(583)	(609)
Foreign exchange gain on derivative financial instrument	-	-	(62)
Unrealized foreign exchange gain on intercompany advances	101	103	(99)
Right-of-use asset	9,253	(9,444)	-
Lease liabilities	(23,745)	23,942	-
Lease inducement	-	(634)	120
Unrecognized deferred income tax asset	(13,894)	(11,774)	(7,770)
Provisions for onerous contracts	-	(5,357)	544
Liabilities subject to compromise	21,454	-	-
Other	(162)	288	29
Deferred income tax assets net, end of year	-	-	-

18. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	For the year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
Wages, salaries and employee benefits	20,222	65,288	68,324
Depreciation of property and equipment	2,399	5,411	6,904
Amortization of intangible assets	2,053	1,934	1,298
Amortization right-of-use asset	3,041	12,051	—
Impairment of property and equipment and right-of-use assets	2,561	17,780	9,960
Loss on disposal of property and equipment	—	100	151
Marketing expenses	4,693	7,282	6,248
IT expenses	3,986	4,022	3,735
Credit card fees	2,770	3,030	2,915
Professional fees	1,713	2,002	1,743
Stores supplies	2,023	5,768	5,101
Stock-based compensation	820	813	211
Recovery of provision for onerous contracts	—	—	552
Executive separation cost related to salary	—	—	1,280
Strategic review and proxy contest	—	—	3,593
ERP project termination	—	—	2,496
Government emergency wage subsidy	(4,494)	—	—
Other selling, general and administration	4,677	9,824	11,211
	46,464	135,306	125,722

19. RESTRUCTURING PLAN ACTIVITIES, NET

During the year ended January 30, 2021, the Company, in connection with the termination or modification of leases pursuant to the Restructuring Plan, reduced its lease liabilities by $81.8M million, resulting in a gain on the modification of lease liabilities of $75.1M and a reduction in right-of-use assets of $6.7M.

Included in Restructuring plan activities, net are the following expenses:

		For the year ended
		January 30,
		2021
		$
Gain on modification of lease liabilities		(75,121)
Disclaimed leases	[Note 13]	76,281
Impairment of property and equipment and right-of-use assets	[Note 10]	37,399
Trade and other payables	[Note 13]	4,991
Severance costs	[Note 13]	4,840
Store closure related costs		4,158
Professional fees		2,840
Loss on disposal of property and equipment, right-of-use assets and intangible assets		1,559
Interest and penalties related to unpaid occupancy charges		1,282
Restructuring plan activities, net		56,327

20. EARNINGS PER SHARE

The following reflects the loss and share data used in the basic and diluted EPS computations:

	For the year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
Net loss for basic EPS	(55,932)	(31,197)	(33,539)
Weighted average number of shares outstanding:
Basic	26,168,848	26,056,332	25,967,836
Fully diluted	26,168,848	26,056,332	25,967,836
Net loss per share:
Basic	(2.14)	(1.20)	(1.29)
Fully diluted	(2.14)	(1.20)	(1.29)

For the years ended January 30, 2021, February 1, 2020, and February 2, 2019, as a result of the net loss during the year, the stock options and RSUs disclosed in Note 15 are anti‑dilutive.

21. RELATED PARTY DISCLOSURES

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

During the first quarter of 2020, the loan of $2.0 million and accrued interest of $45, including $19 which was earned in the first quarter, was fully repaid.

Other transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the year ended January 30, 2021, the Company purchased merchandise for resale from a company controlled by one of its executive employees amounting to $139 [February 1, 2020 — $124; February 2, 2019 — $241]. As of January 30, 2021, an amount of nil was outstanding and presented in Trade and other payables.

The Company also provided infrastructure and administrative services of $90 [February 1, 2020 — $312; February 2, 2019 — nil] to a company controlled by one of its executive employees. As of January 30, 2021, an amount of $43 was outstanding and presented in Accounts and other receivables.

During the year-ended January 30, 2021, the Company purchased perpetual license rights to a reporting data model and associated intellectual property for nil [February 1, 2020 — $200] and spent $53 [February 1, 2020 — $237; February 2, 2019 — nil] for consulting services from a related party of the principal shareholder. As of January 30, 2021, an amount of nil [February 1, 2020 — $28] was outstanding and presented in Trade and other payables.

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

Transactions with Key Management Personnel

Key management of the Company includes members of the Board as well as members of the Executive Committee. The compensation earned by key management in aggregate was as follows:

	For the Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

Wages, salaries ,bonus and director fees	1,895	2,784	2,706
Termination benefits	—	110	1,025
Stock-based compensation	670	669	101
Total compensation earned by key management personnel	2,565	3,563	3,832

22. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. As a result of the Restructuring Plan which led to the closure of all but 18 retail stores, the CODM has changed the way in which they evaluate the business. The Company has reviewed its operations and determined that each its operating segments are geographic components. The Company has concluded that it has two operating segments, Canada and the U.S., that derive their revenues from the online, retail and wholesale sale of tea, tea accessories and food and beverages. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operations Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available. In the prior year the operating segments were the retail premises, and the reportable segments were Canada and US. As a result, there is no impact on prior period information as reportable segments were previously Canada and US.

The Company derives revenue from the following products:

	For the year ended
	January 30,	February 1,	February 2,
	2021	2020	2019
	$	$	$
Tea	103,620	148,846	152,761
Tea accessories	16,255	34,003	44,436
Food and beverages	1,811	13,613	15,556
	121,686	196,462	212,753

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	January 30,	February 1,
	2021	2020
	$	$
Canada	6,895	52,116
US	-	7,042
Total	6,895	59,158

Results from operating activities before corporate expenses per country are as follows:

	For the year ended
	January 30, 2021
	Canada	US	Consolidated
	$	$	$
Sales	92,537	29,149	121,686
Cost of sales	55,902	16,051	71,953
Gross profit	36,635	13,098	49,733
Selling, general and administration expenses (allocated)	18,923	4,467	23,390
Impairment of property and equipment and right-of-use assets	2,561	—	2,561
Results from operating activities before corporate expenses	15,151	8,631	23,782
Selling, general and administration expenses (non-allocated)			20,513
Restructuring plan activities, net			56,327
Results from operating activities			(53,058)
Finance costs			3,273
Finance income			(399)
Net loss before income taxes			(55,932)

	For the year ended
	February 1, 2020
	Canada	US	Consolidated
	$	$	$
Sales	152,892	43,570	196,462
Cost of sales	68,958	18,928	87,886
Gross profit	83,934	24,642	108,576
Selling, general and administration expenses (allocated)	65,536	19,520	85,056
Impairment of property and equipment and right-of-use assets	12,087	5,693	17,780
Results from operating activities before corporate expenses	6,311	(571)	5,740
Selling, general and administration expenses (non-allocated)			32,470
Results from operating activities			(26,730)
Finance costs			6,751
Finance income			(784)
Net loss before income taxes			(32,697)

	For the year ended
	February 2, 2019
	Canada	US	Consolidated
	$	$	$
Sales	169,430	43,323	212,753
Cost of sales	89,604	25,170	114,774
Gross profit	79,826	18,153	97,979
Selling, general and administration expenses (allocated)	57,901	18,175	76,076
Impairment of property and equipment and right-of-use assets	7,720	2,240	9,960
Impact of onerous contracts	2,034	(1,482)	552
Results from operating activities before corporate expenses	12,171	(780)	11,391
Selling, general and administration expenses (non-allocated)			39,134
Results from operating activities			(27,743)
Finance costs			1,614
Finance income			(700)
Net loss before income taxes			(28,657)

23. FINANCIAL RISK MANAGEMENT

The Company’s activities expose it to a variety of financial risks, including risks related to foreign exchange, interest rate, credit, and liquidity.

Currency Risk — Foreign Exchange Risk

Currency risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate because of changes in foreign exchange rates. Given that a significant amount of its purchases are denominated in U.S. dollars, the Company is exposed to foreign exchange risk. The Company’s foreign exchange risk is largely limited to currency fluctuations between the Canadian and U.S. dollars. The Company is exposed to currency risk through its cash, accounts receivable and accounts payable denominated in U.S. dollars.

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $287.

The Company’s foreign exchange exposure is as follows:

	January 30,	February 1,
	2021	2020
	US$	US$
Cash	630	1,928
Accounts and other receivables	465	455
Prepaid expenses and deposits	5,394	323
Trade and other payables	750	6,090

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

As at January 30, 2021, the Company had $30.2 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. The Company expects that its trade and other payables, amounting to $4.2 million (2020 - $20.4 million), will substantially be discharged within 90 days. Purchase obligations, net of $6.8 million of advances, amounting to $14.1 million (2019 - $11.5 million) is expected to be discharge within 12 months. Refer to note 2 for details with respect to the going concern uncertainty.

Credit Risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of receivables. Accounts receivable primarily consists of receivables from customers who pay by credit card, receivables from our wholesale channel sales, recoveries of credits from suppliers for returned or damaged products, receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk and the limited number of corporate receivables is closely monitored. As a result, expected credit loss on these financial assets is not significant.

Fair Values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized.

24. MANAGEMENT OF CAPITAL

The Company’s capital is composed of cash and shareholders’ (deficiency) equity as follows:

	January 30,	February 1,
	2021	2020
	$	$
Cash	30,197	46,338
Shareholder's (deficiency) equity [Excluding Accumulated other comprehensive income]	(33,154)	22,142
Total capital under management	(2,957)	68,480

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

The Company traditionally funded its requirements from its cash on hand and internally-generated cash flows. The Company does not have any long-term financing debt (other than lease liabilities). As at January 30, 2021, the Company recognized $100.6 million of liabilities subject to compromise as current liabilities as part of the CCAA claims process described in note 13. The timing and quantum of claims that will be allowed by the Court and ultimately paid to the Company’s creditors is currently not possible to determine.

The Board does not establish quantitative return on capital criteria for management, but rather promotes year-over-year sustainable profitable growth. The Company is not subject to any externally imposed capital requirements.

25. GUARANTEES

Some agreements to which the Company is party include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at January 30, 2021, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

The Company indemnifies its directors and officers against claims reasonably incurred and resulting from the performance of their services to the Company, and maintains liability insurance for its directors and officers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of January 30, 2021.

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

Management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, assessed our internal control over financial reporting as of January 30, 2021, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 30, 2021.

Remediation of Material Weaknesses

During the course of the Company’s financial statement close process for the quarter ended November 2, 2019, accounting errors were identified in the assessment of impairment indicators upon completing the store impairment analysis under IAS 36, Impairment of Assets (“IAS 36”), subsequent to the adoption of IFRS 16, Leases (“IFRS 16”). In fourth quarter of Fiscal 2019, our internal controls related to the Company’s process for evaluating and testing non-financial assets for impairment in connection with the review over the projected financial information used to support management’s impairment of non-financial assets, were determined to not be sufficiently precise to ensure that the estimates are reasonable and supportable considering the existence of both corroborative and contrary evidence and the related application to the accounting literature.

Remediation efforts which began during the first quarter of Fiscal 2020 included a thorough review of the design and effectiveness of the internal control framework in connection with the evaluation and testing of non-financial asset impairment. These efforts included a more thorough documentation of the rationale of significant assumptions including the independent review of our analysis. We have also enhanced our financial close process to help establish a more thoroughly documented rationale for significant assumptions in connection with non-routine transactions. These material weaknesses were remediated as at January 30, 2021.

Changes in Internal Control over Financial Reporting

The COVID-19 pandemic could negatively affect our internal controls over financial reporting, as a portion of our workforce is required to work from home and standard processes are disrupted. New processes, procedures, and controls which may increase the overall inherent risk in the business, may be required to ensure an effective control environment.

With the exception of remediation efforts to successfully address the previously reported material weaknesses, there were no significant changes in our internal control over financial reporting during our fiscal year ended January 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of our directors and officers as of April 15, 2021, and a brief summary of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Herschel Segal	90	Chairman of the Board, Strategic Advisor and Director
Sarah Segal	36	Chief Executive Officer and Chief Brand Officer
Frank Zitella, CPA, CMA, CA	56	President, Chief Financial and Operating Officer and Corporate Secretary
Pat De Marco, CPA, CA	60	Lead Director
Susan L. Burkman, MBA	67	Director
Emilia Di Raddo, CPA, CA	63	Director
Peter Robinson, MA, PHD	68	Director

Herschel Segal, Chairman of the Board and Strategic Advisor. Mr. Segal, 90, was appointed Chairman of the Board of Directors and Interim Chief Executive Officer of the Company on June 14, 2018. Mr. Segal resigned as Interim Chief Executive Officer effective December 16, 2020, at which time he was named Strategic Advisor. Since January 1969, Herschel Segal has been President and Chief Executive Officer of Rainy Day Investments Ltd., an investment company. In 1959, Mr. Segal founded Le Chateau Inc., a clothing retailer listed on the TSX Venture Exchange, and served as its Chief Executive Officer until September 2006. Mr. Segal served as Executive Chairman of Le Chateau Inc. until February 2007 and as a director until his resignation effective December 16, 2020. Mr. Segal holds a Bachelor of Arts degree from McGill University, Montreal, Québec. Mr. Segal is a founder of DAVIDsTEA and a resident of Québec, Canada.

Sarah Segal, Chief Executive Officer and Chief Brand Officer. Ms. Segal, 36, served as the President and Head of the Product Development and Tea Department of DAVIDsTEA from December 2010 to September 2012. Ms. Segal also served as the CEO of the retail company Oink Oink Candy Inc., doing business as “Squish”, based in Montreal, Québec. Ms. Segal was appointed VP, Product Development & Innovation of DAVIDsTEA in 2017, Chief Brand Officer on August 21, 2018, and Chief Executive Officer effective December 16, 2020. Ms. Segal received a Bachelor of Arts degree in Environmental Health from McGill University, Montreal, Québec, and an M.Sc. degree in Water Science, Policy and Management from Oxford University, Oxford, England. Ms. Segal is a resident of Québec, Canada.

Frank Zitella, CPA, CMA, CA, President, Chief Financial Officer, Chief Operating Officer and Secretary. Mr. Zitella, 56, joined the Company on December 10, 2018 as Chief Financial Officer and Corporate Secretary and on April 26, 2019 assumed responsibilities as the Company’s Chief Operating Officer. Mr. Zitella was appointed President effective December 16, 2020. Mr. Zitella has close to 30 years of finance, strategic planning and corporate tax planning experience and served for over eleven years as the Vice President and Chief Financial Officer of DST Health Solutions, LLC, a subsidiary of SS&C Technologies Holdings, Inc. (Nasdaq: SSNC), and for over eight years as the Chief Financial Officer of International Financial Data Services, a joint venture between State Street Bank and SS&C Technologies Holdings, Inc. Mr. Zitella received his Bachelor of Commerce degree from Concordia University, Montreal, Québec and his Graduate Diploma in Public Accountancy from McGill University, Montreal, Québec. Mr. Zitella is a resident of Québec, Canada.

Pat De Marco, CPA, CA, Lead Director (June 14, 2018 to present). Mr. De Marco, 60, has served as President and Chief Operating Officer of Viau Food Products Inc. of Laval, Québec, a large Canadian processor of beef and pork products, since 2008. Prior thereto, Mr. De Marco held senior executive positions at Moores Retail Group Inc., Canada’s leading menswear retailer, from 1995 as Chief Financial Officer and from 2002 as President. Prior to that, Mr. De Marco was a partner at Ernst & Young LLP, where for 13 years he audited and consulted for companies in the manufacturing, real estate and consumer goods sectors. Mr. De Marco is a CPA, and holds a Bachelor of Commerce degree from Concordia University, Montreal, Québec. Mr. De Marco is a resident of Québec, Canada.

Susan L. Burkman, Director (August 23, 2018 to present). Ms. Burkman, 67, is an experienced financial consulting executive. Throughout her 35 years in the investment banking industry, she has successfully led equity, M&A, and valuation and fairness opinion transactions in excess of $6 billion for Canadian companies across numerous industries. Since 2007, she has been majority shareholder and President of Burkman Capital Corporation, an investment banking boutique located in Bromont, Québec. From 1997 to 2007, Ms. Burkman was a partner at Griffiths McBurney and Partners and a Director at GMP Securities where she led the Investment Banking Group in Montreal. Prior thereto, Ms. Burkman was President of Mathurin-Burkman Inc., an investment banking boutique, a Vice-President and member of the Board of Directors of McNeil Mantha Inc., then a publicly-traded Canadian securities brokerage firm, and held positions with Wood Gundy Securities in Toronto and with the Corporate Banking division of Bank of Montreal. Ms. Burkman started her professional career as an auditor with KPMG at its Pittsburgh, Pennsylvania and Toronto, Ontario offices. Since 2012, Ms. Burkman has been a member of the Board of Directors of Olameter Inc., a provider of outsourced utility solutions in North America based in Montreal. Ms. Burkman holds both a Bachelor of Arts degree and Masters of Business Administration degree from the University of Pittsburgh and became a Certified Public Accountant in Pennsylvania. Ms. Burkman is a resident of Québec, Canada.

Emilia Di Raddo, CPA, CA, Director (from August 21, 2012 to January 31, 2013; from March 2014 to May 10, 2018; since June 14, 2018). Ms. Di Raddo, 63, has been a director of the Company since 2012, except from February 2013 to March 2014 and from May 10, 2018 to June 14, 2018. She has been the President of Le Chateau Inc., a company listed on the TSX Venture Exchange, since 2000, has served on its Board of Directors since 2001 and was Chief Financial Officer from 1996 to 2000. Prior thereto, Ms. Di Raddo was a partner at Ernst & Young LLP where she practiced for more than 15 years for companies operating in the retail and consumer products industry. Ms. Di Raddo received a Bachelor of Commerce degree and a Diploma in Accountancy from Concordia University, Montreal, Québec, and is also a chartered accountant and a CPA. Ms. Di Raddo is a resident of Québec, Canada.

Peter Robinson, Director (June 14, 2018 to present). Mr. Robinson, 68, possesses diverse leadership experience spanning more than four decades in business, government and the non-profit sectors. He was Chief Executive Officer of the David Suzuki Foundation from 2008 to 2017 and, from 2000 to 2008, was Chief Executive Officer of Mountain Equipment Co-op, a Canadian consumers’ cooperative that sells outdoor recreation gear and clothing exclusively to its members. From 1983 to 2000, Mr. Robinson held a number of positions with BC Housing, a government agency, including Chief Executive Officer from 1999 to 2000. Mr. Robinson holds a Bachelor of Arts degree in geography from Simon Fraser University, Burnaby, British Columbia, and a Master of Arts degree in Conflict Analysis and Management and a Doctor of Social Sciences degree, both from Royal Roads University, Victoria, British Columbia. He has been extensively involved in community and humanitarian work, including serving as a director from 2012 to 2017 of Imagine Canada, a national charitable organization, governor of the Canadian Red Cross Society from 2010 to 2012, and Chair of the Board of Governors and Chancellor of Royal Roads University from 2007 to 2010. Mr. Robinson is a resident of British Columbia, Canada.

Family Relationships

Sarah Segal, Chief Executive Officer and Chief Brand Officer of DAVIDsTEA, is the daughter of Herschel Segal, Chairman of the Board of Directors and Strategic Advisor of the Company and the owner of Rainy Day Investments Ltd., which controls approximately 46% of the outstanding shares of DAVIDsTEA.

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

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended January 30, 2021 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Audit Committee has also discussed with EY the matters required to be discussed by the PCAOB AS Section 1301, “Communication with Audit Committees.” The Audit Committee received the written disclosures and the letter from EY that are required by PCAOB Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with EY its independence. The Audit Committee considered whether EY’s provision of non-audit services to the Company is compatible with maintaining EY’s independence. This discussion and disclosure informed the Audit Committee’s review of EY’s independence and assisted the Audit Committee in evaluating that independence. On the basis of the foregoing, the Audit Committee concluded that EY is independent from the Company, its affiliates and management.

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for the year ended January 30, 2021 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Pat De Marco, Chair

Susan L. Burkman

Peter Robinson

Corporate Governance

Statement of Corporate Governance Practices

As a reporting issuer in the Canadian Province of Québec with securities listed on Nasdaq, DAVIDsTEA complies with all applicable rules adopted by the AMF and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards, provided that DAVIDsTEA complies with Canadian governance requirements. Policy Statement 58-201 to Corporate Governance Guidelines of the AMF provides guidance on governance practices for reporting issuers in the Province of Québec. Québec Regulation 58-101 respecting Disclosure of Corporate Governance Practices requires such issuers to make prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the foregoing requirements of the Province of Québec, as reflected in the disclosure made below. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described below, on the recommendation of the Corporate Governance and Nominating Committee (“CGNC”).

Board of Directors

Independence

The Board of Directors consists of five directors, four of whom are non-employee directors. Herschel Segal, Pat De Marco, Emilia Di Raddo and Peter Robinson were elected as directors at the annual meeting of shareholders held on June 14, 2018. Susan L. Burkman was appointed as a director on August 23, 2018. All five directors were re-elected at the Company’s annual meeting of shareholders held on July 31, 2020. Directors are elected or appointed to hold office until the next annual meeting of shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Three of the five directors comprising the Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees. Under that provision, Susan L. Burkman, Pat De Marco and Peter Robinson are considered independent, while Herschel Segal is not considered to be independent in that he was within the last three years an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

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

The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on the Company’s Investor Relations website at http://ir.davidstea.com under “Corporate Governance”

Chair of the Board

Herschel Segal, Chairman of the Board, chairs meetings of the Board of Directors. Mr. Segal is not an independent director. As a result, on September 23, 2018, upon the recommendation of the CGNC, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director”. As Lead Director, Mr. De Marco provides leadership in ensuring Board effectiveness and is responsible for facilitating and encouraging open and effective communication between management of the Company and the Board of Directors, consulting with the Chairman of the Board in setting the agenda for Board meetings, ensuring Board committees function appropriately, chairing meetings of the independent members of the Board of Directors and chairing Board of Directors’ meetings if the Chairman of the Board is absent.

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

Formal Position Descriptions

The Board has not adopted formal position descriptions for the Chairman of the Board or the Board Committee Chairs. The Board has adopted a formal position description for the CEO.

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

The Human Resources and Compensation Committee (“HRCC”) of the Board is responsible for the executive compensation programs for the Company’s executive officers and reports to the Board on its discussions, decisions and other actions. The HRCC reviews and approves corporate goals and objectives relating to the compensation of the CEO, evaluates the performance of the CEO in light of those goals and objectives and determines and approves the compensation of the CEO based on such evaluation.

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

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Independent consultants may be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee who must qualify as an independent director. The three members of the HRCC are Susan L. Burkman (chair), Emilia Di Raddo and Peter Robinson. The HRCC Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance”

Corporate Governance and Nominating Committee

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

The three members of the CGNC are Peter Robinson (chair), Susan L. Burkman and Pat De Marco, each of whom is an independent director. The Charter of the CGNC is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance”

Board and Committee Meetings

During the period from February 2, 2020 to the date hereof, inclusively, the Board of Directors held 17 meetings, the Audit Committee held nine meetings, the HRCC held eleven meetings and the CGNC held four meetings. The Company does not have an Executive Committee. Attendance of directors at the meetings is set out in the table below.

	Board Meetings	Audit Committee Meetings	HRCC Meetings	CGNC Meetings	Total

Hershel Segal	17/17	––	––	––	17/17
Susan L. Burkman(1)	17/17	9/9	11/11	3/3	40/40
Pat De Marco	17/17	9/9	––	4/4	30/30
Emilia Di Raddo	17/17	––	11/11	––	28/28
Peter Robinson(2)	17/17	9/9	9/9	4/4	39/39
Ludwig Max Fischer(3)	10/11	––	2/2	1/1	13/14

____________________

(1) Susan L. Burkman was appointed to the CGNC on July 31, 2020.

(2) Peter Robinson was appointed to the HRCC on July 31, 2020.

(3) Ludwig Max Fischer served as a director until July 31, 2020.

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

Other Directorships

The following table sets out the sole director of the Company who is currently a director of another issuer that is a reporting issuer (or the equivalent) in a jurisdiction of Canada or a foreign jurisdiction:

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

Board Mandate

                The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on the Company’s Investor Relations website at http://ir.davidstea.com under “Corporate Governance”. As set out in the Charter of the Board of Directors, the responsibilities of the Board include the following:

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

Diversity and Gender Diversity

The Company does not have a formal policy on diversity on the Board of Directors or in senior management positions. The Company is, however, mindful of the benefit of diversity of the Board of Directors and senior management, including the representation of women, Aboriginal peoples, persons with disabilities and members of visible minorities on the Board and in senior management positions, and the need to maximize their effectiveness and respective decision‑making abilities. Accordingly, in searches for new candidates, while the Company seeks to recruit or appoint the most qualified individuals for particular positions, it considers the merit of potential candidates based on a balance of skills, background, experience and knowledge, including taking diversity into consideration.

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

Continuing Education

All Board members regularly monitor the Corporation’s website and have visited DAVIDsTEA’s stores. Management makes presentations to the Board on a range of topics that are relevant to the Company’s operations. Senior management makes regular presentations to the Board and its committees to educate them and keep them informed of developments within the Company’s main areas of business and operations, as well as on key legal, regulatory and industry developments. Directors are also provided with Board and Board committee materials in advance of regularly-scheduled meetings. Directors receive periodic updates between Board meetings on matters that affect the Company’s business. Finally, Board members have full access to the Company’s senior management and employees.

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2020 Summary Compensation Table” below. In Fiscal 2020, our “Named Executive Officers” and their positions were as follows:

•	Herschel Segal, Interim Chief Executive Officer from June 14, 2018 to December 16, 2020, Chairman of the Board since June 14, 2018, and Strategic Advisor since December 16, 2020

•	Sarah Segal, Chief Executive Officer since December 16, 2020 and Chief Brand Officer since August 21, 2018

•	Frank Zitella, President since December 16, 2020, Chief Operating Officer since April 26, 2019 and Chief Financial Officer since December 10, 2018

•	Martin Hillcoat, Vice-President, Supply Chain

•	Joe Bongiorno, Director of Finance

•	Fiona Horgan, former Senior Vice-President, Merchandising

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

Executive and Director Compensation

Processes and Procedures for Compensation Decisions

The HRCC is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. The HRCC reviews and approves corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluates the performance of our Chief Executive Officer in light of those goals and objectives and determines and approves the compensation of our Chief Executive Officer based on such evaluation. The HRCC has the sole authority to determine our Chief Executive Officer’s compensation. In addition, our HRCC, in consultation with our Chief Executive Officer, reviews and approves all compensation for the other officers and directors. Our Chief Executive Officer also makes compensation recommendations for our other executive officers and initially proposes the corporate and departmental performance objectives under our Executive Incentive Compensation Plan to the HRCC.

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

Short-Term Incentive Plan

The annual incentive program is a cash bonus intended to compensate officers for achieving short‑term corporate goals. It is also intended to reward the Named Executive Officers for both the overall performance of the Company and individual performance during the year. The Company believes that establishing cash bonus opportunities is an important factor in both attracting and retaining the services of qualified and highly-skilled executives. The HRCC determined that the most meaningful measure of successful growth was Comparable Sales and selected other financial objectives in line with the Company’s short-term corporate goals, which, together with Comparable Sales, would form the basis for the annual incentive program. The HRCC reviews annually the weight attributed to each financial objective. Therefore, for fiscal 2020, the annual incentive formula attributed 75% to corporate Comparable Sales growth and 25% to other financial objectives. Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment. For the fiscal year ended January 30, 2021 the Company did not meet the annual incentive program targets.

Mid- and Long-Term Incentive Plans

In 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with its initial public offering. All equity and equity‑based awards, including RSU awards to the Named Executive Officers granted during the fiscal year ended January 30, 2021, are made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price.

The target award values for the Named Executive Officers are indicated in the table below. Actual awards for the fiscal year ended January 30, 2021 can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or RSUs/performance share units granted based on the target award values, the Company determines the award value in the currency of the Named Executive Officer, and if in Canadian dollars, converts the dollar amount into U.S. dollars to determine the award value.

	Target	Maximum
Name	Value	Value
	(% of salary)

Herschel Segal	75%	150%
Sarah Segal	40%	80%
Frank Zitella	40%	80%
Martin Hillcoat	25%	50%
Joe Bongiorno	20%	40%
Fiona Horgan	25%	50%

Summary Compensation Table

The following table illustrates the compensation paid to the Named Executive Officers for the last three completed fiscal years, as applicable.

						Non-Equity Incentive Plan Compensation
Name and Principal Position	Year ($)	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Annual Incentive Plan ($)	Long-term Incentive Plan ($)	All Other Compensation ($)		Total Compensation ($)
Herschel Segal(2)	2020	458,176	—	375,000	—	—	—	—		833,176
Former Interim Chief Executive Officer;	2019	400,000	—	240,000	—	—	—	—		640,000
Chairman of the Board and Strategic Advisor	2018	250,000	—	—	—	—	—	—		250,000

Sarah Segal(3)	2020	327,224	—	92,000	—	—	—	—		419,224
Chief Executive Officer and Chief Brand	2019	230,000	—	92,000	—	—	—	—		322,000
Officer	2018	230,000	—	72,661	—	—	—	—		302,661

Frank Zitella(4)	2020	398,650	—	317,300	—	—	—	—		715,950
President, Chief Financial Officer and Chief	2019	382,981	—	160,000	—	—	—	1,154		544,135
Operating Officer	2018	50,000	—	—	—	—	—	—		50,000

Martin Hillcoat(5)	2020	228,462	—	53,756	—	—	—	—		282,218
Vice-President, Supply Chain	2019	215,000	5,000	53,750	—	—	—	—		273,750
	2018	86,000	10,000	—	—	—	—	—		96,000

Joe Bongiorno	2020	237,183	—	36,004	18,525	—	—	1,181		274,364
Director of Finance	2019	181,884	—	36,001	—	—	—	1,181		219,065
	2018	169,922	—	27,248	—	—	—	1,096		198,265

Fiona Horgan(6)	2020	128,908	—	137,500	—	—	—	132,212	(7)	398,620
Former Senior Vice-President,	2019	84,571	—	—	—	—	—	—		84,571
Merchandising	2018	—	—	—	—	—	—	—		—

Notes:

____________

(1) Amounts shown reflect the aggregate grant date fair market value of time-vesting RSUs granted to Named Executive Officers on June 18, 2020, February 27, 2020, June 20, 2019 and April 19, 2018, respectively, under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in note 15 to the Company’s Consolidated Financial Statements for the year ended January 30, 2021 2021 ($1.00 USD = $1.28 CDN at January 30, 2021).

(2) Herschel Segal was appointed Interim Chief Executive Officer and Chairman of the Board on June 14, 2018 and resigned as Interim Chief Executive Officer effective December 16, 2020, at which time he was named Strategic Advisor.

(3) Sarah Segal was appointed Chief Brand Officer on August 21, 2018 and prior thereto was the Company’s VP Product Development and Innovation. Sarah Segal was appointed Chief Executive Officer effective December 16, 2020.

(4) Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018, Chief Operating Officer on April 26, 2019, and President effective December 16, 2020.

(5) Martin Hillcoat was appointed Vice-President, Supply Chain on September 4, 2018.

(6) Fiona Horgan was appointed Senior Vice-President, Merchandising on January 20, 2020 and left the Company on July 15, 2020.

(7) This amount represents a severance payment made to Ms. Horgan upon her departure from the Company on July 15, 2020.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets out information regarding outstanding awards in U.S. dollars held by the Named Executive Officers as of January 30, 2021.

	Option-based Awards				Share-based Awards
Name	Number of securities underlying unexercised options (#)	Option exercise price ($)	Option expiration date	Value of unexercised in-the-money options ($)	Grant date	Number of shares or units of stock that have not vested(1) (#)	Market value of shares or units of stock that have not vested(2) ($USD)	Market value of vested share-based awards not paid out or distributed
Herschel Segal(3)	—	—	—	—	2020-06-18	262,818	880,440	—
Former Interim Chief Executive Officer;					2019-06-20	137,657	461,151
Chairman of the Board and Strategic Advisor						400,475	1,341,591

Sarah Segal	—	—	—	—	2020-06-18	64,478	216,001	—
Chief Executive Officer and Chief Brand Officer					2019-06-20	39,576	132,580
					2018-04-19	8,360	28,006
						112,414	376,587

Frank Zitella	—	—	—	—	2020-06-18	112,136	375,656	—
President, Chief Financial Officer					2020-02-27	58,557	196,166
and Chief Operating Officer					2019-06-20	68,829	230,577
						239,522	802,399

Martin Hillcoat	—	—	—	—	2020-06-18	37,671	126,196	—
Vice-President, Supply Chain					2019-07-12	19,569	65,556
						57,240	191,752

Joe Bongiorno	—	—	—	—	2020-06-18	25,230	84,521	—
Director of Finance					2019-07-12	13,017	43,607
					2018-04-19	3,136	10,506
						41,383	138,633

Fiona Horgan(4)	—	—	—	—	2020-06-18	—	—	—
Former Senior Vice‑President, Merchandising

Notes:

_________

(1) Unless earlier terminated, forfeited, relinquished or expired, the RSUs will vest as to one quarter of the shares on each of the first two anniversaries of the grant date and the remaining half of the RSUs will vest on the third anniversary of the grant date. Shares subject to the RSUs will not vest on any vesting date unless the Named Executive Officer has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the long-term incentive plan further discussed under “Compensation of Executive Officers and Directors”.

(2) The market value is calculated by multiplying the closing price of the Company’s common shares on the NASDAQ Global Market on January 31, 2020 (USD $1.44), being the last business day of the Company’s last fiscal year, by the number of RSUs that had not vested as of such date.

(3) Herschel Segal also holds DSUs awarded for his services as a director of the Company.

(4) Fiona Horgan left the Company on July 15, 2020.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Plan Category	Plan Name	Number of securities to be issued upon exercise of outstanding options (#) (a)	Weighted average exercise price of outstanding options ($USD) (b)	Number of securities to be issued upon vesting of RSUs	Weighted average fair value price of RSUs ($USD)	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (#) (c)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan(1)	14,000	4.30	—	—	—
	2015 Omnibus Equity Incentive Plan	3,490	14,39	1,306,101	1.33	1,200,323
Equity compensation plans not approved by security holders		—	—	—	—	—
Total		17,490	—	1,306,101	—	1,200,323

Notes:

_________

(1) Since the adoption of the 2015 Omnibus Plan, no awards have been or will be made under the Amended and Restated Equity Incentive Plan. Outstanding options previously granted under the Amended and Restated Equity Incentive Plan remain subject to the terms thereof.

Termination and Change in Control Benefits

The Named Executive Officers would be entitled to the following payments and benefits in the event of termination of the executive’s employment or a change of control of the Company pursuant to their respective employment agreements with the Company.

Sarah Segal

The Company entered into a new Executive Employment Agreement dated December 16, 2020 with Sarah Segal, which provides in part as follows:

If Sarah Segal’s employment is terminated by the Company without “Cause” or she resigns for “Good Reason”, as those terms are respectively defined in the Executive Employment Agreement, she will be entitled to (i) her earned but unpaid base salary, (ii) any unpaid business expense reimbursements, (iii) an amount payable for accrued but unused vacation days, and (iv) any awarded but unpaid bonus for the year preceding the year during which the resignation occurs, and a prorated portion of any bonus that becomes payable for that fiscal year, as determined by the HRCC at the end of that fiscal year (collectively, the “Termination Payments”). In addition, any stock options, RSUs, stock units or other long-term incentive grants held by Ms. Segal will be deemed vested on the date of termination.

Further, if Ms. Segal has less than 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to her in lieu of notice equal to 18 months of her base salary, plus an amount equal to the performance-based bonus at “Target”, as that term is defined in the Executive Employment Agreement, to be paid in a lump sum within five business days following the date of termination. If Ms. Segal has at least 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to her in lieu of notice equal to 24 months of her base salary, plus an amount equal to two times the performance-based bonus at “Target”, to be paid in a lump sum within five business days following the date of termination.

If Ms. Segal remains a full-time employee of the Company for a period of six months following a “Change of Control” of the Company, as that term is defined in the Executive Employment Agreement, she will be entitled to the Termination Payments and acceleration applicable in the event of termination without “Cause” or for “Good Reason”.

Had Ms. Segal’s employment been terminated without cause on January 30, 2021, the last business day of the Company’s most recently-completed fiscal year, she would have been entitled to receive an incremental payment of approximately $1,562,031, subject to applicable withholding taxes.

Frank Zitella

The Company entered into a new Executive Employment Agreement dated December 16, 2020 with Frank Zitella, which provides in part as follows:

If Frank Zitella’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason”, as those terms are respectively defined in the Executive Employment Agreement, he will be entitled to the Termination Payments. In addition, any stock options, RSUs, stock units or other long-term incentive grants held by Mr. Zitella will be deemed vested on the date of termination.

Further, if Mr. Zitella has less than ten complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to twelve months of his base salary, plus an amount equal to the performance-based bonus at “Target”, as that term is defined in the Executive Employment Agreement, to be paid in a lump sum within five business days following the date of termination. If Mr. Zitella has more than ten complete years and less than 18 years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to 18 months of his base salary, plus an amount equal to 1.5 times the performance-based bonus at “Target”, to be paid in a lump sum within five business days following the date of termination. If Mr. Zitella has at least 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to 24 months of his base salary, plus an amount equal to two times the performance based bonus at Target, to be paid in a lump sum within five business days following the date of termination.

If Mr. Zitella remains a full-time employee of the Company for a period of six months following a “Change of Control” of the Company, as that term is defined in the Executive Employment Agreement, he will be entitled to the Termination Payments and acceleration applicable in the event of termination without “Cause” or for “Good Reason”.

Had Mr. Zitella’s employment been terminated without cause on January 30, 2021, the last business day of the Company’s most recently-completed fiscal year, he would have been entitled to receive an incremental payment of approximately $1,834,571, subject to applicable withholding taxes.

2015 Omnibus Plan

The following is a description of provisions of the 2015 Omnibus Plan relating to the effect of termination of employment and related matters.

Termination for Cause

Vested and unvested awards will be forfeited immediately at the time of termination for cause.

Termination Due to Death

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

Retirement

Awards other than stock options will vest based pro rata of the number of elapsed days between the start of the performance period and the complete three-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of retirement. Vested options will remain exercisable for a period of five years following retirement or until the original option expiry date. For purposes of the plan, retirement is defined as 65 years of age and 55 years of age with ten years of service or more.

Voluntary Resignation

Vested options will remain exercisable until the earlier of the one-year anniversary of the termination of employment or the award’s normal expiration date. Unvested awards will be forfeited at the time of such termination.

Involuntary Termination

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

Director Compensation

Compensation of Directors

The Company’s compensation policy for directors is designed to enable the Company to attract and retain highly qualified non-employee directors. Under the policy adopted on June 10, 2020, directors received the cash and equity compensation set forth below.

Non-Executive Board Chair
Annual retainer	$100,000
Annual target equity grant	20,000 RSUs or deferred share units (“DSUs”), at the option of the chair
Board members
Annual retainer	$50,000
Annual target equity grant	10,000 RSUs or DSUs, at the option of the director
Board meeting fees	$1,000 per meeting attended
Lead Director
Annual retainer	$25,000
Audit Committee Chair
Additional annual retainer	$15,000 minimum
Audit Committee meeting fees	$1,000 per meeting attended
Human Resources and Compensation Committee Chair
Additional annual retainer	$10,000 minimum
Human Resources and Compensation Committee meeting fees	$1,000 per meeting attended
Corporate Governance and Nominating Committee Chair
Additional annual retainer	$10,000 minimum
Corporate Governance and Nominating Committee meeting fee....	$1,000 per meeting attended

Under the Company’s non-employee director compensation policy, annual retainers and meeting fees are paid in quarterly cash payments. At a meeting of the Board of Directors held on April 17, 2020, the directors agreed to a reduction of 20% in all annual retainers for the balance of 2020. At a meeting of the Board of Directors held on December 11, 2020, upon the recommendation of the HRCC, the Board determined that the base compensation of the chairs of the various committees of the Board of Directors return to 100%.

Equity grants generally will be made in the form of RSUs or DSUs granted under the Equity Incentive Plan and will generally vest in full on the first anniversary of the grant date.

Director Compensation Table

The following table sets out information concerning all amounts of compensation provided to the directors of the Company for their services in that capacity for the fiscal year ended January 30, 2021.

Name	Fees earned ($)	Share-based awards ($)	Option-based awards ($)	Non-equity incentive plan compensation($)	Pension value ($)	All other compensation ($)	Total ($)
Herschel Segal	90,986	—	—	—	—	—	90,986
Susan L. Burkman	83,656	14,270	—	—	—	—	97,926
Pat De Marco	110,000	14,270	—	—	—	—	124,270
Emilia Di Raddo	62,000	14,270	—	—	—	—	76,270
Peter Robinson	84,000	14,270	—	—	—	—	98,270
Ludwig Max Fischer(1)	45,000	14,270	—	—	—	—	59,270

Note:

_____________

(1) Ludwig Max Fischer served as a director until July 31, 2020.

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial aircraft.

Value vested or earned during the year for directors

The following table sets out information regarding option-based awards and share-based awards that vested in the fiscal year ended January 30, 2021 for our directors. All share-based awards that vested in the fiscal year are disclosed in U.S. dollars.

Name	Option-based awards - Value vested during the year (1) ($)	Share-based awards - Value vested during the year ($USD)	Non-equity incentive plan compensation - Value earned during the year ($)
Herschel Segal	—	—	—
Susan L. Burkman	—	—	—
Pat De Marco	—	—	—
Emilia Di Raddo	—	7,575	—
Peter Robinson	—	7,575	—
Ludwig Max Fischer(2)	—	7,575	—

Notes:

_________

(1) The directors do not hold any stock options.

(2) Ludwig Max Fischer served as a director until July 31, 2020.

Indebtedness of Directors and Officers

As of January 30, 2021, no executive officer, director or employee, former or present, of the Company or a subsidiary thereof, no person who is a nominee for election as a director of the Company, and no associate of such persons, is, or was at any time since the beginning of the fiscal year ended January 30, 2021, indebted to the Company or a subsidiary thereof, nor has any such person been indebted at any time since the beginning of the fiscal year ended January 30, 2021 to any other entity where such indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company or a subsidiary thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of April 26, 2021 by;

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares,

•	each of our directors and director nominees,

•	each of our Named Executive Officers, and

•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 26,255,769 common shares outstanding as of April 26, 2021.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of April 26, 2021 are deemed outstanding for purposes of computing the percentage ownership of such person holding, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of April 26, 2021, 1,485 shares were owned by 3 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is AST Trust Company (Canada), 320 Bay Street, B1 Level, Toronto, Ontario, Canada M5H 4A6.

	Shares Beneficially Owned
	as at January 30, 2021
	Number of	Percentage
	shares	of shares
Name of beneficial owner	(#)	(%)

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,012,538	45.79%

Named Executive Officers and Directors:
Herschel Segal(2)	431,998	1.65%
Frank Zitella(3)	279,458	1.07%
Sarah Segal(4)	129,353	*
Pat De Marco(5)	25,000	*
Emilia Di Raddo(6)	30,514	*
Peter Robinson(7)	17,068	*
Susan L. Burkman(8)	22,001	*
All executive officers and directors as a group	935,392	3.57%

Notes:

________________

* represents less than 1%.

(1) Rainy Day Investments Ltd. (“Rainy Day”) is a company controlled by Herschel Segal, Chairman of the Board of the Company, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount Royal, Québec, Canada, H4P 1N1.

(2) Herschel Segal holds 262,818 RSUs, 167,657 DSUs and 1,523 common shares.

(3) Frank Zitella holds 239,522 RSUs and 39,936 common shares.

(4) Sarah Segal holds 112,414 RSUs and 16,939 common shares.

(5) Pat De Marco holds 25,000 DSUs.

(6) Emilia Di Raddo holds 10,000 RSUs and 20,514 common shares.

(7) Peter Robinson holds 10,00 RSUs and 7,068 common shares.

(8) Susan L. Burkman holds 10,000 RSUs, 7,500 DSUs and 4,501 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves related-party transactions or recommends related-party transactions for review by independent members of our Board of Directors. Each of the transactions described below have been reviewed by our Audit Committee.

Related party transactions are fully described in Note 21 – Related party transactions, in this Annual Report and excerpts included herein.

Loan to a company controlled by one of the Company’s executive employees

The Company, as lender, entered into a loan agreement dated May 7, 2019 with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day, as guarantor, pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million. The loan agreement was amended on September 13, 2019 to reflect a maximum amount of $2.0 million. The interest rate on the loan was equal to the prime rate of the Bank of Montreal plus 1%, and was payable monthly. Rainy Day guaranteed all of Squish’s obligations to the Company under the loan agreement and, as security in full for the guarantee, granted a movable hypothec (or lien) in favour of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, Chief Executive Officer and Chief Brand Officer of DAVIDsTEA. Rainy Day, the principal shareholder of DAVIDsTEA, is controlled by Herschel Segal, Chairman, director and Strategic Advisor of DAVIDsTEA and father of Sarah Segal. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

On April 29, 2020, the loan in the amount of $2.0 million and outstanding interest thereon was repaid in full.

Purchase of merchandise for resale from a company controlled by an executive of the Company

During the year ended January 30, 2021, the Company purchased merchandise for resale from a company controlled by one of its executive officers amounting to $139 [February 1, 2020 — $124; February 2, 2019 — $241]. As of January 30, 2021, an amount of nil [February 1, 2020 — $48] was outstanding and presented in Trade and other payables.

Infrastructure and administrative services provided to a company controlled by an executive of the Company

The Company also provided infrastructure and administrative services of $90 [February 1, 2020 — $312; February 2, 2019 — nil] to a company controlled by one of its executive officers. As of January 30, 2021, the amount of $43 [February 1, 2020 — $312] was outstanding and presented in Accounts and other receivables.

Purchase of perpetual license rights to a reporting data model, associated intellectual property and consulting services from a related party of the principal shareholder

During the year-ended January 30, 2021, the Company purchased a perpetual license rights to a reporting data model and associated intellectual property for nil [February 1, 2020 — $200] and spent $53 [February 1, 2020 — $237; February 2, 2019 — nil] for consulting services from a related party of the principal shareholder. As of January 30, 2021, an amount of nil [February 1, 2020 — $28] was outstanding and presented in Trade and other payables.

Reimbursement of proxy contest related charges to a controlling shareholder

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

Director Independence

Three of the five directors that make up our board of directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees under Canadian securities laws and NASDAQ rules. Under these rules, Susan L. Burkman, Pat De Marco and Peter Robinson are considered independent, whereas Herschel Segal is not considered to be independent in that he was within the last three years an executive officer of the Company and Emilia Di Raddo is not considered to be independent in light of her long-standing business relationship with Herschel Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

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

Family Relationships

Sarah Segal, Chief Executive Officer and Chief Branding Officer of DAVIDsTEA, is the daughter of Herschel Segal, who is the owner of Rainy Day. Rainy Day owns approximately 46% of the outstanding shares of the Company. Mr. Segal is Chairman of our Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out the aggregate fees billed to the Company for the fiscal years ended January 30, 2021 and February 1, 2020 by EY:

	For the year ended
	January 30,	February 1,
	2021	2020

Audit fees (1)	701,000	583,000
Audit-related fees (2)	-	-
Tax fees (3)	119,896	132,521
All other fees (4)	-	-
	820,896	715,521

__________

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

(2)

Audit-related fees consist of fees billed for related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported under "Audit Fees".

(3)

Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, and transfer pricing studies and advisory services.

(4)	All other fees consist of fees for all other professional services and products rendered by EY.

All fees paid and payable by the Company to EY in Fiscal 2020 and Fiscal 2019 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of January 30, 2021, and February 1, 2020
Consolidated Balance Sheets
For the years ended January 30, 2021, February 1, 2020, and February 2, 2019:
Consolidated Statements of Loss and Comprehensive Loss
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
4.1	Description of Share Capital	10-K	5/2/2019	4.1
10.2	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.4	Form of Non statutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.5	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.6	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.7	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.41
10.8	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.9	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.10	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.11	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45

10.24	Loan Agreement, effective May 7, 2019, as amended September 13, 2019, between DAVIDsTEA Inc. and Oink Oink Candy Inc.	8-K	9/17/2019	10.1

10.25	Movable Hypothec on Securities between DAVIDsTEA Inc. and Rainy Day Investments LTD.	8-K	9/17/2019	10.2
10.26	Collaboration and Shared Services Agreement, effective February 21, 2019, between DAVIDsTEA Inc. and Oink Oink Candy Inc.	8-K	9/17/2019	10.3

21.1	[Subsidiaries of the Registrant]		Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm		Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.		Filed herewith
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

DAVIDsTEA INC.

Date: April 30, 2021	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive Officer and Chief Brand Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Herschel Segal	Chairman of the Board
Name: Herschel Segal

/s/ Sarah Segal	Chief Executive Officer and Chief Brand Officer
Name: Sarah Segal	(principal executive officer)

/s/ Frank Zitella	President, Chief Financial and Operating Officer
Name: Frank Zitella	(principal financial officer and principal accounting officer)

/s/ Pat De Marco	Director
Name: Pat De Marco

/s/ Emilia Di Raddo	Director
Name: Emilia Di Raddo

/s/ Susan L. Burkman	Director
Name: Susan L. Burkman

/s/ Peter Robinson	Director
Name: Peter Robinson

Date: April 30, 2021

