Form 10-Q
period 2021-05-01
DAVIDsTEA Inc.
filed 2021-06-15
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

As of June 11, 2021, 26,255,769 common shares of the registrant were outstanding.

The brand, service or product names or marks referred to in this Quarterly Report are trademarks or services marks, registered or otherwise, of DAVIDsTEA Inc. and our wholly-owned subsidiary, DAVIDsTEA (USA) Inc.

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

In this Quarterly Report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$,” “C$,” “CAD”, “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars”, “US$” and “USD” mean U.S. dollars.

On June 11, 2021, the noon buying rate certified for customs purposes by the U.S. Federal Reserve Bank of New York was US$1.00 = CAD$1.2148.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		May 1,	January 30,
		2021	2021
		$	$
ASSETS
Current
Cash		31,321	30,197
Accounts and other receivables		6,570	6,157
Inventories		29,258	23,468
Income tax receivable		55	55
Prepaid expenses and deposits		11,578	14,470
Total current assets		78,782	74,347
Property and equipment	[Note 5]	1,922	2,309
Intangible assets		3,525	3,929
Right-of-use assets	[Note 5]	498	657
Total assets		84,727	81,242
LIABILITIES AND EQUITY
Current
Trade and other payables		6,154	4,152
Deferred revenue		6,765	7,080
Liabilities subject to compromise	[Note 6]	98,402	100,550
Current portion of lease liabilities		271	396
Total current liabilities		111,592	112,178
Non-current portion of lease liabilities		307	355
Total liabilities		111,899	112,533
Commitments and contingencies
Equity
Share capital	[Note 7]	113,237	113,167
Contributed surplus		1,787	1,747
Deficit		(144,871)	(148,068)
Accumulated other comprehensive income		2,675	1,863
Total deficiency		(27,172)	(31,291)
Total liabilities and equity		84,727	81,242

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended
		May 1,	May 2,
		2021 $	2020 $

Sales	[Note 13]	23,249	32,242
Cost of sales		12,481	17,569
Gross profit		10,768	14,673
Selling, general and administration expenses	[Note 9]	9,194	21,634
Restructuring activities, net	[Note 10]	(1,602)	37,400
Results from operating activities		3,176	(44,361)
Finance costs		10	1,667
Finance income		(55)	(240)
Net income (loss)		3,221	(45,788)

Other comprehensive income (loss):
Cumulative translation adjustment		812	(1,468)
Other comprehensive income (loss), net of tax		812	(1,468)
Total comprehensive income (loss)		4,033	(47,256)
Net earnings (loss) per share:
Basic	[Note 11]	0.12	(1.76)
Fully diluted	[Note 11]	0.12	(1.76)
Weighted average number of shares outstanding
Basic	[Note 11]	26,296,690	26,088,127
Fully diluted	[Note 11]	27,400,840	26,088,127

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three months ended
	May 1,	May 2,
	2021	2020
	$	$
OPERATING ACTIVITIES
Net income (loss)	3,221	(45,788)
Items not affecting cash:
Depreciation of property and equipment	388	1,243
Amortization of intangible assets	403	512
Amortization of right-of-use assets	159	2,239
Liabilities subject to compromise	(2,148)	—
Interest on lease liabilities	10	1,629
Impairment of property and equipment and right-of-use assets	—	39,960
Stock-based compensation expense	182	313
Sub-total	2,215	108
Net change in other non-cash working capital balances related to operations	(908)	(4,164)
Cash flows from (used in) operating activities	1,307	(4,056)
FINANCING ACTIVITIES
Payment of lease liabilities	(183)	(4,376)
Cash flows used in financing activities	(183)	(4,376)
INVESTING ACTIVITIES
Additions to property and equipment	—	(272)
Additions to intangible assets	—	(317)
Repayment of loan from a Company controlled by an executive employee	—	2,026
Cash flows from investing activities	—	1,437
Increase (decrease) in cash during the period	1,124	(6,995)
Cash, beginning of the period	30,197	46,338
Cash, end of the period	31,321	39,343
Supplemental Information
Cash paid for:
Interest	—	50
Income taxes	—	—
Cash received for:
Interest	55	778
Income taxes (classified as operating activity)	—	2,948

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income (loss)	(Deficiency)
	$	$	$	$	$
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the three months ended May 1, 2021	—	—	3,221	—	3,221
Other comprehensive income	—	—	—	812	812
Total comprehensive income	—	—	3,221	812	4,033
Common shares issued on vesting of restricted stock units	70	(142)	(24)	—	(96)
Stock-based compensation expense	—	182	—	—	182
Balance, May 1, 2021	113,237	1,787	(144,871)	2,675	(27,172)

Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the three months ended May 2, 2020	—	—	(45,788)	—	(45,788)
Other comprehensive loss	—	—	—	(1,468)	(1,468)
Total comprehensive loss	—	—	(45,788)	(1,468)	(47,256)
Common shares issued on vesting of restricted stock units	74	(156)	69	—	(13)
Stock-based compensation expense	—	313	—	—	313
Balance, May 2, 2020	112,917	1,734	(137,997)	(261)	(23,607)

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended May 1, 2021 and May 2, 2020 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the three-month period ended May 1, 2021 were authorized for issue in accordance with a resolution of the Board of Directors on June 15, 2021. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 2,500 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States. On August 21, 2020, the Company re-opened 18 stores across Canada.

The Company qualifies for the Canada Emergency Wage Subsidy (“CEWS”) under the COVID-19 Economic Response Plan of the Government of Canada. During the period ended May 1, 2021, the Company recognized payroll subsidies of $1.1 million (May 2, 2020 - $0.8 million) under this wage subsidy program which was recognized in Selling, general and administration expenses.

CCAA Proceedings

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform and the Amazon Marketplace as well as its wholesale distribution channel. Following a careful review of available options to stem the losses from its brick-and-mortar footprint, the Company’s management and Board of Directors determined that the formal Restructuring Plan was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

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

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a claims process order (the “Claims Process Order”) establishing the claims procedures for the Company’s creditors under the CCAA. The Claims Process Order, among other things, set November 6, 2020 (the “Claims Bar Date”) as the time by which creditors had to submit their claims to PricewaterhouseCoopers (“PwC”), the Court-appointed Monitor.

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

On May 7, 2021, the Company obtained an order from the Québec Superior Court authorizing the Company to file its plan of arrangement (the “Plan of Arrangement”) under the CCAA and to call a creditors’ meeting to be held on June 11, 2021. The Court order also extended to July 16, 2021 the previously-announced stay of all proceedings against the Company under the CCAA.

At the creditors’ meeting held on June 11, 2021, subsequent to period-end, the Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims are affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

The Company will seek a sanction order (the “Sanction Order”) for the Plan of Arrangement from the Québec Superior Court at a hearing scheduled for June 16, 2021. If the Sanction Order is granted, the Company will seek recognition of the Sanction Order from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code at a hearing scheduled for June 17, 2021.

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 provides that DAVIDsTEA Inc. will distribute an aggregate amount of approximately $18.0 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement. Such distribution will take place after, and is conditional upon, the two Court approvals referred to above, the whole as provided in the Plan of Arrangement. The Company can provide no assurance that it will obtain a sanction order for the Plan of Arrangement from the Québec Superior Court or that the sanction order, if any, will be recognized by the United States Bankruptcy Court for the District of Delaware.

2. BASIS OF PREPARATION AND GOING CONCERN UNCERTAINTY

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all of the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 30, 2021, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in note 3 of the consolidated financial statements for the year ended January 30, 2021.

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

The Plan of Arrangement requires approximately $18.0 million to be paid to the Company’s creditors in order to legally emerge from the formal restructuring process. This is expected to place increased risk on the Company’s available liquidity, especially considering the Company does not currently have access to any debt or financing arrangements.

For the quarter ended May 1, 2021, the Company reported a net income of $3.2 million. The Company’s current liabilities total $111.6 million as at May 1, 2021. As at May 1, 2021, the Company held cash and accounts and other receivables of $37.9 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

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

Management believes that there is material uncertainty surrounding the Company’s ability to execute the strategy necessary to return to sustained profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, and changes in consumer behavior.

As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three-months ended May 1, 2021 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

3. CHANGES IN ACCOUNTING PRINCIPLES

Change in the pattern of consumption of intangible assets

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

In the first quarter of 2021 the Company reviewed the pattern of consumption of its intangible assets. The Company previously used the declining method at the rate of 30% per annum. The Company changed the method of depreciation for intangible assets to a straight-line basis over the assets useful economic life to better reflect the underlying pattern of consumption.

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

The amendment was effective as of June 1, 2020 but could be applied immediately in any financial statements; interim or annual, not yet authorized for issue. The Company applied the practical expedient to all rent concessions meeting the criteria as set out in the amendment, as of February 2, 2020. With respect to rent concessions not meeting the definition of a lease modification, the Company elected to account for such concessions by continuing to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease and recognizing a separate lease payable in the period in which the allocated lease cash payment is due. As a result of the Initial Order obtained from the Québec Superior Court on July 8, 2020, any rent concessions provided by landlords are accordingly nullified.

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in note 5 of the consolidated financial statements for the year ended January 30, 2021.

5. PROPERTY AND EQUIPMENT AND RIGHT-OF-USE ASSETS

As a result of the impairment assessment and the Company’s decision to implement its Restructuring Plan and to accelerate its transition to predominately an online retailer, the Company recorded an impairment loss of its property and equipment and right-of-use assets of $13.0 million and $27.0 million respectively, during the three-month period ended May 2, 2020.

Included in the amount above of $40.0 million, $37.4 million relates to the 206 stores permanently closed as a result of the Restructuring Plan, and is recorded in Restructuring plan activities, net (Note 10) in the interim consolidated statement of income (loss) and comprehensive income (loss).

The remaining $2.6 million of impairment loss was determined by comparing the carrying amount of the cash-generating units’ net assets with their respective recoverable amounts based on value in use, and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss). For these stores, a value in use of $791 was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience and economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those location, and was then discounted using a pre-tax discount rate of 13.0%.

Depreciation of property and equipment for the three-month period ended May 1, 2021 was $388 (May 2, 2020 - $1,243), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

Amortization of right-of-use assets for the three-month period ended May 1, 2021 was $159 (May 2, 2020 - $2,239), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

6. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Initial Order obtained on July 8, 2020 and subsequent amendments (Note 1), the payment of liabilities owing as of July 8, 2020 is stayed, and the outstanding liabilities, as well as any additional outstanding claims by creditors are subject to compromise pursuant to the Company’s Plan of Arrangement.

On September 17, 2020, the Court issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA. The Claims Process Order, among other things set November 6, 2020 as the time by which creditors had to submit their claims to PwC.

Obligations for goods and services provided to the Company after the filing date of July 8, 2020 are discharged based on negotiated terms and are excluded from liabilities subject to compromise.

As of May 1, 2021, liabilities subject to compromise are broken down as follows:

	Disclaimed and modified leases	Trade and other payables	Severance Costs	Liabilities subject to compromise
	$	$	$	$
Balance as at January 30, 2021	75,310	20,699	4,541	100,550
Reversals	(1,771)	(377)	—	(2,148)
Balance as at May 1, 2021	73,539	20,322	4,541	98,402

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 provides that the Company will distribute an aggregate amount of approximately $18.0 million to its creditors in full and final settlement of all claims affected by the Plan of Arrangement. Such distribution will take place after, and is conditional upon, the Court approvals, the whole as provided in the Plan of Arrangement. The Company can provide no assurance that it will obtain a sanction order for the Plan of Arrangement from the Québec Superior Court or that the sanction order, if any, will be recognized by the United States Bankruptcy Court for the District of Delaware.

7. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	May 1,	January 30,
	2021	2021
	$	$
Share Capital - 26,255,769 Common shares (January 30, 2021 - 26,234,582)	113,237	113,167

During the three-month period ended May 1, 2021, 21,187 common shares (May 2, 2020 – 13,315 common shares) were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $70, net of tax (May 2, 2020 — $74) and a reduction in contributed surplus of $142 (May 2, 2020 — $156).

Stock-based compensation

As at May 1, 2021, 1,246,519 (May 2, 2020, 1,533,986) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three-month periods ended May 1, 2021 and May 2, 2020.

A summary of the status of the Company’s stock option plan and changes during the three-month periods are presented below.

For the three months ended
	May 1,		May 2,
	2021		2020
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding and exercisable, beginning of year and end of period	17,490	6.32	76,350	8.96

A summary of the status of the Company’s RSU plan and changes during the three-month periods are presented below.

	For the three months ended
	May 1,		May 2,
	2021		2020
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	1,306,101	1.70	749,522	2.17
Granted	—	—	332,551	1.48
Forfeitures	(24,131)	1.45	(28,117)	1.48
Vested	(21,187)	3.32	(13,315)	5.59
Vested, withheld for tax	(22,065)	3.32	(14,458)	5.63
Outstanding, end of period	1,238,718	1.65	1,026,183	4.43

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended May 1, 2021, the Company recognized a stock-based compensation expense of $182 (May 2, 2020 — $313).

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended
	May 1,		May 2,
	2021		2020
	%	$	%	$
Income tax provision (recovery) — statutory rate	26.4	850	26.8	(12,122)
Increase (decrease) in income tax provision (recovery) resulting from:
Non-deductible items	(1.6)	52	(0.1)	23
Unrecognized (recognized) deferred income tax assets	(24.8)	(902)	(26.7)	12,099
Income tax provision (recovery) — effective tax rate	—	—	—	—

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended
	May 1,	May 2,
	2021	2020
	$	$
Wages, salaries and employee benefits	3,566	9,394
Depreciation of property and equipment	388	1,243
Amortization of intangible assets	403	512
Amortization right-of-use asset	159	2,239
Impairment of property and equipment and right-of-use assets	—	2,560
IT expenses	2,212	696
Marketing expenses	945	1,041
Credit card fees	536	616
Professional fees	237	614
Stores supplies	357	766
Stock-based compensation	182	313
Government emergency wage subsidy	(1,064)	(843)
Other selling, general and administration	1,273	2,483
	9,194	21,634

10. RESTRUCTURING PLAN ACTIVITIES, NET

Included in Restructuring plan activities, net are the following expenses:

	For the three months ended
	May 1,	May 2,
	2021	2020
	$	$
Disclaimed leases	(1,771)	-
Trade and other payables	(460)	-
Impairment of property and equipment and right-of-use assets	-	37,400
Professional fees	546	-
Interest and penalties related to unpaid occupancy charges	83	-
Restructuring plan activities, net	(1,602)	37,400

Certain comparative figures have been reclassified to conform to the current period presentation.

11. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing the net income (loss) for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the net income (loss) attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the earnings (loss) and share data used in the basic and diluted EPS computations:

	For the three months ended
	May 1,	May 2,
	2021	2020
	$	$
Net earnings (loss) for basic EPS	3,221	(45,788)
Weighted average number of shares outstanding:
Basic	26,296,690	26,088,127
Fully diluted	27,400,840	26,088,127
Net earnings (loss) per share:
Basic	0.12	(1.76)
Fully diluted	0.12	(1.76)

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three-month period ended May 1, 2021, the Company purchased merchandise for resale amounting to $46 (May 2, 2020 - $23) and provided infrastructure and administrative services of $5 (May 2, 2020 - $67) to a company controlled by one of its executive employees. As of May 1, 2021, an amount of $4 was outstanding and presented in Trade and other payables.

The Company also spent nil (May 2, 2020 — $44) for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish”, as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million. RDI guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, gave a movable hypothec (or lien) in favour of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, the Chief Executive Officer and Chief Brand Officer of the Company. RDI, the principal shareholder of the Company, is controlled by Herschel Segal, Chairman of the Board and Strategic Advisor and a director of the Company. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

During the first quarter of 2020, the loan of $2.0 million and accrued interest of $45, including $19 which was earned in the first quarter, was fully repaid.

13. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. During the year ended January 30, 2021, the Company has reviewed its operations and determined that each its operating segments are geographic components. The Company has concluded that it has two operating segments, Canada and the U.S., that derive their revenues from the online, retail and wholesale sale of tea, tea accessories and food and beverages. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operations Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated and assesses performance of these segments, and for which discrete financial information is available. In the prior year the operating segments were the retail premises, and the reportable segments were Canada and US. As a result, there is no impact on prior period information as reportable segments were previously Canada and US.

The Company derives revenue from the following products:

	For the three months ended
	May 1,	May 2,
	2021	2020
	$	$
Tea	20,469	26,095
Tea accessories	2,780	4,620
Food and beverages	-	1,527
	23,249	32,242

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	May 1,	May 2,
	2021	2020
	$	$
Canada	5,945	16,807
U.S.	-	138
	5,945	16,945

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended
	May 1, 2021
	Canada	US	Consolidated
	$	$	$
Sales	18,133	5,116	23,249
Cost of sales	9,855	2,626	12,481
Gross profit	8,278	2,490	10,768
Selling, general and administration expenses (allocated)	2,263	500	2,763
Results from operating activities before corporate expenses	6,015	1,990	8,005
Selling, general and administration expenses (non-allocated)			6,431
Restructuring plan activities, net			(1,602)
Results from operating activities			3,176
Finance costs			10
Finance income			(55)
Net income before income taxes			3,221

	For the three months ended
	May 2, 2020
	Canada	US	Consolidated
	$	$	$
Sales	24,260	7,982	32,242
Cost of sales	13,411	4,158	17,569
Gross profit	10,849	3,824	14,673
Selling, general and administration expenses (allocated)	9,598	2,525	12,123
Impairment of property and equipment and right-of-use assets	2,560	—	2,560
Results from operating activities before corporate expenses	(1,309)	1,299	(10)
Selling, general and administration expenses (non-allocated)			6,951
Restructuring plan activities, net			37,400
Results from operating activities			(44,361)
Finance costs			1,667
Finance income			(240)
Net loss before income taxes			(45,788)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $249 (May 2, 2020 - $41).

The Company’s foreign exchange exposure is as follows:

	May 1,	January 30,
	2021	2021
	US$	US$
Cash	725	630
Accounts and other receivables	472	465
Prepaid expenses and deposits	5,364	5,394
Trade and other payables	1,585	750

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

As at May 1, 2021, the Company had $31.3 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At May 1, 2021, trade and other payables amounted to $6.2 million (January 30, 2021 - $4.2 million) and purchase obligations amounted to $13.0 million, net of $7.2 million of advances (January 30, 2021 - $14.1 million, net of $6.8 million of advances). On July 8, 2020, the Company announced it was implementing a Restructuring Plan and as a result, trade and other payables due as at July 8, 2020 are subject to the Company’s Plan of Arrangement. All trade and other payables from July 9, 2020 onwards are expected to be paid according to negotiated vendor terms or are cash-on-delivery.

In light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for the settlement of obligations, which as a result of creditors accepting the Plan of Arrangement on June 11, 2021, is expected to approximate $18.0 million and become due and payable to our Monitor on June 30, 2021, for ultimate distribution to creditors.

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

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on April 30, 2021.

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

Accounting Periods

All references to “Fiscal 2021” are to the Company’s fiscal year ending January 29, 2022. All references to “Fiscal 2020” are to the Company’s fiscal year ended January 30, 2021.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended January 30, 2021 and the year ending January 29, 2022 both cover a 52-week period.

Overview

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 2,500 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

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

On August 21, 2020, we re-opened 18 stores across Canada.

On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against us to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for our creditors under the CCAA. The Claims Process Order, among other things set November 6, 2020 (the “Claims Bar Date”) as the time by which creditors had to submit their claims to PwC.

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

On May 7, 2021, the Company obtained an order from the Québec Superior Court authorizing the Company to file its Plan of Arrangement under the CCAA and to call a creditors’ meeting to be held on June 11, 2021. The Court order also extended to July 16, 2021 the previously-announced stay of all proceedings against the Company under the CCAA.

At the creditors’ meeting held on June 11, 2021, the Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims are affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

The Company will seek a sanction order for the Plan of Arrangement from the Québec Superior Court at a hearing scheduled for June 16, 2021. If the sanction order is granted, DAVIDsTEA and DAVIDsTEA (USA) Inc. will seek recognition of the sanction order from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code at a hearing scheduled for June 17, 2021.

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 provides that DAVIDsTEA Inc. will distribute an aggregate amount of approximately $18.0 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement. Such distribution will take place after, and is conditional upon, the two Court approvals referred to above, the whole as provided in the Plan of Arrangement. The Company can provide no assurance that it will obtain a sanction order for the Plan of Arrangement from the Québec Superior Court or that the sanction order, if any, will be recognized by the United States Bankruptcy Court for the District of Delaware.

Management believes that there is material uncertainty surrounding our ability to execute the strategy necessary to return to profitability in the current environment, including the unpredictability surrounding the recovery from the COVID-19 pandemic, and changes in consumer behavior. As a result, these events and conditions indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern and, therefore, realize its assets and discharge its liabilities in the normal course of business.

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

As we transition to generating sales primarily from our online store, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance. Factors affecting our performance include:

☐	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

☐	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

☐	the customer experience we provide online and in our other channels;

☐	the level of customer traffic to our website and our online presence more generally;

☐	the number of customer transactions and average ticket online;

☐	the pricing of our tea, and tea accessories; and

☐	our ability to obtain, manufacture and distribute product efficiently.

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

We present Adjusted selling, general and administration expenses as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure under “Non-IFRS Financial Measures” in this Quarterly Report on Form 10-Q.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses and Restructuring plan activities.

We present Adjusted results from operating activities as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. It is reconciled to its nearest IFRS measure under “Non-IFRS Financial Measures” in this Quarterly Report on Form 10-Q.

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to any credit facility, and interest expense from lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Adjusted EBITDA. We present Adjusted EBITDA as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance. It is reconciled to its nearest IFRS measure under “Non-IFRS Financial Measures” in this Quarterly Report on Form 10-Q.

Selected Operating and Financial Highlights

Results of Operations

Sales during the first quarter of Fiscal 2021 decreased by $9.0 million or 27.9% to $23.2 million primarily attributable to closure of our retail stores beginning March 17, 2020. Notwithstanding the reduction in revenue, the Company recorded Net income of $3.2 million for the period compared to a Net loss of $45.8 million in the prior year quarter. Adjusted EBITDA in the first quarter of Fiscal 2020 was $2.5 million compared to negative $0.9 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended

	May 1,	May 2,
	2021	2020

Consolidated statement of income (loss) data:
Sales	$23,249	$32,242
Cost of sales	12,481	17,569
Gross profit	10,768	14,673
Selling, general and administration expenses	9,194	21,634
Restructuring plan activities, net	(1,602)	37,400
Results from operating activities	3,176	(44,361)
Finance costs	10	1,667
Finance income	(55)	(240)
Net income (loss)	$3,221	$(45,788)
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	53.7%	54.5%
Gross profit	46.3%	45.5%
Selling, general and administration expenses	39.5%	67.1%
Results from operating activities	13.7%	(137.6)%
Finance costs	0.0%	5.2%
Finance income	(0.2)%	(0.7)%
Net income (loss)	13.9%	(142.0)%
Other financial and operations data:
Adjusted EBITDA (1)	$2,505	$(937)
Adjusted EBITDA as a percentage of sales	10.8%	(2.9)%
Adjusted SG&A (1)	$9,395	$19,917
Adjusted results from operating activities (1)	$1,373	$(5,244)
Adjusted net income (loss) (1)	$1,418	$(6,671)

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

The following tables provide reconciliations of our non-IFRS financial measures to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended
	May 1,	May 2,
	2021	2020
Selling, general and administration expenses	$9,194	$21,634
Impairment of property and equipment and right-of-use assets (a)	—	(2,560)
Software implementation costs (b)	(863)	—
Government emergency wage subsidy (c)	1,064	843
Adjusted selling, general and administration expenses	$9,395	$19,917

_________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended
	May 1,	May 2,
	2021	2020
Results from operating activities	$3,176	$(44,361)
Impairment of property and equipment and right-of-use assets (a)	—	2,560
Software implementation costs (b)	863	—
Restructuring plan activities, net (c)	(1,602)	37,400
Government emergency wage subsidy (d)	(1,064)	(843)
Adjusted results from operating activities	$1,373	$(5,244)

_________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring plan activities, net.
(d)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended
	May 1,	May 2,
	2021	2020
Net income (loss)	$3,221	$(45,788)
Impairment of property and equipment and right-of-use assets (a)	—	2,560
Software implementation costs (b)	863	—
Restructuring plan activities, net (c)	(1,602)	37,400
Government emergency wage subsidy (d)	(1,064)	(843)
Adjusted net income (loss)	$1,418	$(6,671)

_________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring plan activities, net.
(d)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of fully diluted net earnings (loss) per common share to Adjusted fully diluted net earnings (loss) per common share

	For the three months ended
	May 1,	May 2,
	2021	2020

Weighted average number of shares outstanding, fully diluted	26,296,690	26,088,127

Adjusted weighted average number of shares outstanding, fully diluted	27,400,840	26,088,127

Net income (loss)	$3,221	$(45,788)

Adjusted net income (loss)	$1,418	$(6,671)

Net earnings (loss) per share, fully diluted	$0.12	$(1.76)

Adjusted net earnings (loss) per share, fully diluted	$0.05	$(0.26)

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended
	May 1,	May 2,
	2021	2020
Net income (loss)	$3,221	$(45,788)
Finance costs	10	1,667
Finance income	(55)	(240)
Depreciation and amortization	950	3,994
EBITDA	$4,126	$(40,367)
Additional adjustments :
Stock-based compensation expense (a)	182	313
Impairment of property and equipment and right-of-use assets (b)	—	2,560
Software implementation costs (c)	863	—
Restructuring plan activities, net (d)	(1,602)	37,400
Government emergency wage subsidy (e)	(1,064)	(843)
Adjusted EBITDA	$2,505	$(937)

_________

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(c)	Represents costs related to implementation and configuration of software solutions.
(d)	Represents the costs related to the Restructuring plan activities, net.
(e)	Represents the wages subsidy received from the Canadian government under the COVID-19 Economic Response Plan.

Operating Results for the Three-Months Ended May 1, 2021 Compared to the Operating Results for the Three Months Ended May 2, 2020

Sales. Sales for the three-months ended May 1, 2021 decreased 27.9%, or $9.0 million, to $23.2 million from $32.2 million in the prior year quarter. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently in second quarter of fiscal 2020 as part of its formal Restructuring Plan, exited all of its brick-and-mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales for the quarter declined when compared to the prior year quarter by $11.9 million or 78.3% to $3.3 million. Sales from e-commerce and wholesale channels increased by $2.9 million or 17.2% to $19.9 million, from $17.0 million in the prior year quarter. E-commerce and wholesale sales represented 85.9% of sales compared to 52.9% of sales in the prior year quarter.

Gross Profit. Gross profit of $10.8 million for the three-months ended May 1, 2021 decreased by $3.9 million or 26.6% from the prior year quarter due primarily to a decline in sales during the period. Gross profit as a percentage of sales increased slightly to 46.3% for the three-month period ended May 1, 2021 from 45.5% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) decreased by $12.4 million or 57.5%, to $9.2 million in the three-months ended May 1, 2021 from the prior year quarter. Excluding the impact of the impairment of property and equipment and right-of-use assets for the three-month period ended May 2, 2020, the impact of software implementation and configuration costs, and the impact of the wage subsidy received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A decreased by $10.5 million or 52.8% to $9.4 million during the three-month period ended May 1, 2021. In connection with our Restructuring Plan, we terminated the leases for all of our stores in North America except for 18 Canadian stores which reopened on August 21, 2020. As a result, wages, salaries and employee benefits were reduced by $5.1 million, other store related expenses decreased by $1.4 million and we realized a reduction of $2.9 million in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A as a percentage of sales in the quarter decreased to 40.4% from 61.8% in the prior year quarter.

Results from Operating Activities. Earnings from operating activities was $3.2 million compared to a loss of $44.4 million in the prior year quarter. Excluding the impact of the impairment of property and equipment and right-of-use assets for the three-month period ended May 2, 2020, the impact of the Restructuring Plan announced on July 8, 2020,  and the wage subsidy received from the Canadian government under the COVID-19 Economic Response Plan, , and the implementation and configuration of software solutions, Adjusted operating income amounted to $1.4 million in the three-month period ended May 1, 2021 compared to a loss of $5.2 million in the prior year quarter. The improvement in operating results is partially explained by the reduced SG&A required to support approximately 86% of sales generated from e-commerce and wholesale and a slightly better gross profit margin.

Finance Costs. Finance costs amounted to almost nil in the three-months ended May 1, 2021, a decrease of $1.6 million from the prior year quarter. The interest expense relates to the accounting for lease liabilities with variable lease arrangements and has decreased from the prior year quarter.

Finance Income. Finance income of $55.0 thousand is derived mainly from interest on cash on hand and has decreased slightly from prior year quarter.

Net income (loss). Net income was $3.2 million in the quarter ended May 1, 2021 compared to a Net loss of $45.8 million in the prior year quarter. Adjusted net income (loss), which excludes the Restructuring plan activities, the subsidy received from the Canadian Government under the COVID-19 Economic Response Plan, the impairment of property and equipment and right-of-use assets, and the costs related to the implementation and configuration of software solutions amounted to $1.4 million compared to a net loss of $6.7 million in the prior year quarter. This $8.1 million improvement is driven by the same reasons mentioned above in “Results from operating activities”.

Fully diluted earnings (loss) per common share. Fully diluted earnings per common share was $0.12 in the first quarter ended May 1, 2021 compared to a loss per common share of $1.76 in the prior year first quarter. Adjusted fully diluted earnings per common share, which is adjusted net income on a fully diluted weighted average shares outstanding basis, was $0.05, compared to negative $0.26 in the same quarter of the prior year.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $4.1 million in the quarter ended May 1, 2021 compared to a negative $40.4 million in the prior year quarter representing an improvement of $44.5 million over the prior year quarter. Adjusted EBITDA for the quarter ended May 1, 2021, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage subsidy received from the Canadian government under the COVID-19 Economic Response Plan, and costs related to the implementation and configuration of software solutions amounted to $2.5 million compared to negative $0.9 million for the same period in the prior year. The increase in Adjusted EBITDA of $3.4 million is an outcome of the restructuring efforts resulting in the realignment of the business model to primarily an e-commerce and wholesale distribution model.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2021	Fiscal Year 2020				Fiscal year 2019
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Sales	23,249	40,189	26,225	23,031	32,242	73,538	39,493	39,167
Net income (loss)	3,221	(27,222)	14,467	2,609	(45,788)	(5,701)	(10,830)	(11,344)

EBITDA	4,126	(25,918)	15,295	5,426	(40,367)	(1,097)	(4,548)	(4,829)
Adjusted EBITDA	2,505	5,384	3,834	1,365	(935)	9,971	(2,241)	361

Cash	31,321	30,197	21,925	34,285	39,343	46,338	28,044	29,725
Accounts receivable	6,570	6,157	7,669	6,757	4,371	6,062	5,430	3,913
Prepaid expenses and deposits	11,578	14,470	13,400	8,476	4,928	4,542	6,906	9,890
Inventories	29,258	23,468	26,176	24,354	23,450	22,363	32,638	27,893
Trade and other payables	6,154	4,152	3,621	6,460	18,000	20,794	21,155	13,810

Liquidity and Capital Resources

As at May 1, 2021, we had $31.3 million of cash, primarily held by major Canadian financial institutions.

Working capital, excluding liabilities subject to compromise of $98.4 million, was $65.6 million as at May 1, 2021, compared to $62.7 million as at January 30, 2021. In light of implementing the Restructuring Plan, the Company expects to use cash on hand to pay for the settlement of obligations, which as a result of creditors accepting the Plan of Arrangement on June 11, 2021, is expected to approximate $18.0 million and become due and payable to our Monitor on June 30, 2021, for ultimate distribution to creditors.

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

As at May 1, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $7.2 million of advances, amounting to $13.0 million are expected to be discharged within 12 months.

Cash Flow

A summary of our cash flows from (used in) operating, financing and investing activities is presented in the following table:

	For the year ended
	May 1,	May 2,
	2021	2020
	$	$
Cash flows provided by (used in) :
Operating activities	1,307	(4,056)
Financing activities	(183)	(4,376)
Investing activities	—	1,437
Increase (decrease) in cash	1,124	(6,995)

Cash flows provided by (used in) from operating activities. Net cash provided by operating activities amounted to $1.3 million for the three-months ended May 1, 2021, representing a change of $5.4 million from the net cash used in operations of $4.1 million in the first quarter of the prior year. The improvement is primarily due to a favourable change in non-cash working capital balances.

Cash flows used in financing activities. Net cash flows used in financing activities of $0.2 million during the three-month period ended May 1, 2021 represents a reduction of $4.2 million compared to the prior year first quarter due to a reduction of lease liabilities resulting from the termination of our store leases.

Cash flows provided by investing activities. Cash flows provided by investing activities of $1.4 million in the quarter ended May 2, 2020 is primarily due to the repayment of a loan from a Company controlled by an executive employee, partially offset by capital expenditures.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations. As at May 1, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $7.2 million of advances, amounting to $13.0 million (January 30, 2021 - $14.1 million, net of $6.8 million of advances) are expected to be discharged within 12 months.

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 provides that the Company will distribute an aggregate amount of approximately $18.0 million to its creditors in full and final settlement of all claims affected by the Plan of Arrangement. Such distribution will take place after and is conditional upon Court approvals, the whole as provided in the Plan of Arrangement. As part of the Plan of Arrangement, the Company will provide the Monitor with the funds to settle the creditor claims by June 30, 2021, at which time the Monitor will distribute amounts to creditors according to the Court approved Plan of Arrangement.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended January 30, 2021 included in our Annual Report on Form 10-K dated April 30, 2021. There have been no material changes to the critical accounting policies and estimates since January 31, 2021, other than as disclosed in note 3 to the condensed interim consolidated financial statements.

Recently Issued Accounting Standards

Refer to Note 3, “Changes in Accounting Principles” for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 30, 2021.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of May 1, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during our quarter ended May 1, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the Amended and Restated Initial Order from the Québec Superior Court, as amended, there is currently a stay of all proceedings against or in respect of the Company or affecting the Company’s business operations and activities, except with the leave of the Québec Superior Court, until July 16, 2021.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended January 30, 2021, other than as set out below.

The section of our Form 10-K for the fiscal year ended January 30, 2021 entitled “Risks Associated with the Restructuring Plan” on pages 15 to 18 thereof is hereby replaced in its entirety by the following:

Risks Associated with the Restructuring Plan

We are subject to the risks and uncertainties associated with the Restructuring Plan, and even if our Restructuring Plan is completed, we may not be able to achieve our stated goals.

As set out above, on July 8, 2020, we obtained the Initial Order pursuant to the CCAA from the Québec Superior Court in order to implement the Restructuring Plan and on July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code which provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against its assets in the United States. On July 16, 2020, we obtained an Amended and Restated Initial Order from the Québec Superior Court, extending the stay of all proceedings against the Company to September 17, 2020. On September 17, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to December 15, 2020 and issued a Claims Process Order establishing the claims procedures for the Company’s creditors under the CCAA. The Claims Process Order, among other things, set November 6, 2020 as the time by which creditors had to submit their claims to PwC, the Court-appointed Monitor. On December 15, 2020, the Québec Superior Court extended the stay of all proceedings against the Company to March 19, 2021. On March 19, 2021, the Québec Superior Court extended the stay of all proceedings against the Company to June 4, 2021, and addressed certain administrative matters. On May 7, 2021, the Company obtained an order from the Québec Superior Court authorizing the Company to file its Plan of Arrangement under the CCAA and to call a creditors’ meeting to be held on June 11, 2021. The Québec Superior Court order also extended to July 16, 2021 the stay of all proceedings against the Company under the CCAA. At the creditors’ meeting held on June 11, 2021, the Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and our subsidiary DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims are affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings. The Company will seek a sanction order for the Plan of Arrangement from the Québec Superior Court at a hearing scheduled for June 16, 2021. If the sanction order is granted, the Company will seek recognition thereof from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code at a hearing scheduled for June 17, 2021.

Our Plan of Arrangement provides that we will remit the required funds to PwC no later than five business days after the issuance, if any, of a final order from the United States Bankruptcy Court for the District of Delaware recognizing and enforcing the sanction order from the Québec Superior Court or such later date as may be acceptable to us, in consultation to PwC, and that such funds will be distributed by PwC to our creditors, as applicable, as soon as practicable thereafter.

For the duration of the Restructuring Plan, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with restructuring in general, including:

•

our ability to obtain a sanction order from the Québec Superior Court with respect to the Restructuring Plan and to obtain approval from the Québec Superior Court with respect to motions, if any, filed from time to time in connection with the Restructuring Plan;

•

our ability to obtain recognition of the sanction order from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code in connection with the Restructuring Plan and to obtain approval with respect to motions, if any, filed from time to time under Chapter 15 of the United States Bankruptcy Code in connection with the Restructuring Plan;

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

Even if our Restructuring Plan is completed, we may continue to face a number of risks, such as further deterioration in economic conditions, including in light of the COVID-19 pandemic, changes in consumer habits, changes in demand for our products and increasing expenses. Some of these risks become more acute when a restructuring under the CCAA continues for a protracted period without indication of how or when the restructuring may be completed. As a result of these risks and others, we cannot guarantee that our Restructuring Plan will achieve our stated goals, and there is substantial doubt regarding our ability to continue as a going concern.

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

Our Plan of Arrangement is based in large part upon assumptions and analyses developed by us; if these assumptions and analyses prove to be incorrect, our Plan of Arrangement may be unsuccessful in its execution.

Our Plan of Arrangement reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to:

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

In addition, our Plan of Arrangement relies on financial projections, including with respect to revenues, earnings, capital expenditures, payment of liabilities and cash flow. Financial projections are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial projections will not be entirely accurate. The financial projections may be even more speculative than normal in light of the COVID-19 pandemic. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by our Plan of Arrangement under the CCAA will occur or, even if they do occur, that they will have the anticipated effects on us or our business or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Restructuring Plan.

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

The CCAA provides, in effect, that approval of our Plan of Arrangement will discharge the Company from substantially all debts which arose prior to the Initial Order. With few exceptions, all such debts (i) are subject to compromise and/or treatment under our Plan of Arrangement and/or (ii) will be discharged in accordance with the terms of the Plan of Arrangement, if the Court orders referred to below are obtained. Such debts will not be considered compromised until our Plan of Arrangement is sanctioned by the Québec Superior Court and the United States Bankruptcy Court for the District of Delaware as referred to below and until we have fully implemented the Plan of Arrangement in accordance with its terms. Any claims not subject to compromise and/or treatment under the Plan of Arrangement or not otherwise discharged in accordance with the Plan of Arrangement could be asserted against us and may have an adverse effect on our financial condition and results of operations on a post-Restructuring Plan basis.

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

An extended period of operations under protection of the Québec Superior Court could have a material adverse effect on our business, financial condition, results of operations and liquidity. During such time as our Restructuring Plan is ongoing, our senior management has been and will be required to spend a significant amount of time and effort dealing with the Restructuring Plan instead of focusing exclusively on our business operations. A further prolonged period of operating under protection of the Québec Superior Court also may make it more difficult to retain management and other key personnel necessary for the success and growth of our business. In addition, the longer the Restructuring Plan continues, the more likely it is that our customers and suppliers will lose confidence in our ability to restructure our business successfully and will seek to establish alternative commercial relationships. Furthermore, so long as the Restructuring Plan continues, we will be required to incur substantial costs for professional fees and other expenses associated with the administration of the Restructuring Plan.

We may not be able to obtain Court approval of the Plan of Arrangement under the CCAA.

In connection with the Restructuring Plan, on June 11, 2021 we obtained approval from our creditors for the Plan of Arrangement by the requisite majority votes set out in the CCAA. We will have to obtain a sanction order for the Plan of Arrangement from the Québec Superior Court, at a hearing scheduled for June 16, 2021. In order to obtain the sanction order, we will have to appear before the Québec Superior Court and demonstrate to the Court that the Plan of Arrangement is fair and reasonable, independent of creditor approval. There can be no assurance that we will be able to obtain a sanction order for the Plan of Arrangement from the Québec Superior Court. If the sanction order is granted, the Company will seek recognition thereof from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code at a hearing scheduled for June 17, 2021. There can be no assurance that we will be able to obtain recognition of a sanction order, if any, from the United States Bankruptcy Court for the District of Delaware.

If we do not obtain the foregoing Court approvals, we may have to submit a new or amended Plan of Arrangement to our creditors for approval. If such new or amended Plan of Arrangement is not approved by our creditors by the requisite majority votes under the CCAA, it is possible that our creditors will ask the Québec Superior Court to lift the stay of proceedings currently in effect and exercise their various legal recourses against us.

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

The decisions of our creditors and other third parties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Restructuring Plan may adversely affect our relationships with our suppliers, service providers, employees and customers, which in turn could adversely affect our operations and financial condition. Because of the risks and uncertainties associated with the Restructuring Plan, we cannot predict or quantify the ultimate impact that events occurring during the Restructuring Plan will have on our business, financial condition, results of operations, or the certainty as to our ability to continue as a going concern. Under our Plan of Arrangement, if approved, we will settle liabilities for amounts other than those reflected in our consolidated financial statements. Further, our Plan of Arrangement may materially change the amounts and classifications reported in our consolidated historical financial statements.

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

Item 2. Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

Date: June 15, 2021	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive and Brand Officer

