Form 10-Q
period 2021-07-31
DAVIDsTEA Inc.
filed 2021-09-14
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of September 10, 2021, 26,359,969 common shares of the registrant were outstanding.

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

On September 10, 2021, the Bank of Canada closing average exchange rate was US$1.00 = CAD$1.2631.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		July 31,	January 30,
		2021	2021
		$	$
ASSETS
Current
Cash		12,051	30,197
Accounts and other receivables		6,986	6,157
Inventories		38,055	23,468
Income tax receivable		55	55
Prepaid expenses and deposits		5,580	14,470
Total current assets		62,727	74,347
Property and equipment	[Note 5]	1,566	2,309
Intangible assets		3,041	3,929
Right-of-use assets	[Note 5]	3,587	657
Total assets		70,921	81,242
LIABILITIES AND EQUITY
Current
Trade and other payables		12,533	4,152
Deferred revenue		6,476	7,080
Liabilities subject to compromise	[Note 6]	-	100,550
Current portion of lease liabilities		768	396
Total current liabilities		19,777	112,178
Non-current portion of lease liabilities		2,919	355
Total liabilities		22,696	112,533
Commitments and contingencies
Equity
Share capital	[Note 7]	113,406	113,167
Contributed surplus		1,806	1,747
Deficit		(69,862)	(148,068)
Accumulated other comprehensive income		2,875	1,863
Total equity (deficiency)		48,225	(31,291)
Total liabilities and equity		70,921	81,242

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the six months ended
		July 31,	August 1,	July 31,	August 1,
		2021 $	2020 $	2021 $	2020 $

Sales	[Note 13]	18,743	23,031	41,992	55,273
Cost of sales		10,748	14,694	23,229	32,263
Gross profit		7,995	8,337	18,763	23,010
Selling, general and administration expenses	[Note 9]	9,085	7,409	18,279	29,042
Restructuring plan activities, net	[Note 10]	(75,557)	(3,172)	(77,159)	34,228
Results from operating activities		74,467	4,100	77,643	(40,260)
Finance costs		23	1,559	33	3,226
Finance income		(34)	(68)	(89)	(308)
Net income (loss) before income taxes		74,478	2,609	77,699	(43,178)
Recovery of income taxes	[Note 8, 10]	(1,000)	-	(1,000)	-
Net income (loss)		75,478	2,609	78,699	(43,178)

Other comprehensive income (loss):
Cumulative translation adjustment		200	1,451	1,012	(18)
Other comprehensive income (loss), net of tax		200	1,451	1,012	(18)
Total comprehensive income (loss)		75,678	4,060	79,711	(43,196)
Net earnings (loss) per share:
Basic	[Note 11]	2.87	0.10	3.00	(1.65)
Fully diluted	[Note 11]	2.75	0.10	2.87	(1.65)
Weighted average number of shares outstanding:
Basic	[Note 11]	26,299,094	26,128,971	26,270,284	26,108,499
Fully diluted	[Note 11]	27,455,005	26,925,264	27,422,066	26,108,499

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

		For the three months ended		For the six months ended
		July 31,	August 1,	July 31,	August 1,
		2021	2020	2021	2020
		$	$	$	$
OPERATING ACTIVITIES
Net income (loss)		75,478	2,609	78,699	(43,178)
Items not affecting cash:
Depreciation of property and equipment		407	301	795	1,544
Amortization of intangible assets		484	571	887	1,083
Amortization of right-of-use assets		135	454	294	2,693
Gain on modification of lease liabilities		-	(54,735)	-	(54,735)
Gain (loss) on liabilities subject to compromise	[Note 10]	(77,713)	47,818	(79,861)	47,818
Interest on lease liabilities		23	1,559	33	3,187
Loss on disposal of property and equipment and right-of-use assets		-	1,542	-	1,542
Impairment of property and equipment and right-of-use assets		-	-	-	39,960
Stock-based compensation expense		363	267	545	580
Sub-total		(823)	386	1,392	494
Net change in other non-cash working capital balances related to operations		(18,256)	(4,209)	(19,164)	(8,373)
Cash flows used in operating activities		(19,079)	(3,823)	(17,772)	(7,879)
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options		-	3	-	3
Payment of lease liabilities		(139)	(1,198)	(322)	(5,574)
Cash flows used in financing activities		(139)	(1,195)	(322)	(5,571)
INVESTING ACTIVITIES
Additions to property and equipment		(52)	(40)	(52)	(312)
Additions to intangible assets		-	-	-	(317)
Repayment of loan from a Company controlled by an executive employee		-	-	-	2,026
Cash flows provided by (used in) investing activities		(52)	(40)	(52)	1,397
Decrease in cash during the period		(19,270)	(5,058)	(18,146)	(12,053)
Cash, beginning of the period		31,321	39,343	30,197	46,338
Cash, end of the period		12,051	34,285	12,051	34,285
Supplemental Information
Cash received for:
Interest		39	68	94	279
Income taxes (classified as operating activity)		-	563	-	870

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income (loss)	(Deficiency)
	$	$	$	$	$
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the six months ended July 31, 2021	-	-	78,699	-	78,699
Other comprehensive income	-	-	-	1,012	1,012
Total comprehensive income	-	-	78,699	1,012	79,711
Issuance of common shares	-	-	-	-	-
Common shares issued on vesting of restricted stock units	239	(486)	(493)	-	(740)
Stock-based compensation expense	-	545	-	-	545
Balance, July 31, 2021	113,406	1,806	(69,862)	2,875	48,225

Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the six months ended August 1, 2020	-	-	(43,178)	-	(43,178)
Other comprehensive loss	-	-	-	(18)	(18)
Total comprehensive loss	-	-	(43,178)	(18)	(43,196)
Issuance of common shares	4	(1)	-	-	3
Common shares issued on vesting of restricted stock units	272	(554)	174	-	(108)
Stock-based compensation expense	-	580	-	-	580
Balance, August 1, 2020	113,119	1,602	(135,282)	1,189	(19,372)

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended July 31, 2021 and August 1, 2020 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the three and six-month periods ended July 31, 2021 were authorized for issue in accordance with a resolution of the Board of Directors on September 14, 2021. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec , Canada, H4P 1M2.

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

The Company qualifies for the Canada Emergency Wage Subsidy and Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the government of Canada. The Company recognized payroll subsidies for the three and six-month periods ended July 31, 2021 of $1.7 million and $2.8 million, respectively (August 1, 2020 - $1.2 million and $2.0 million). The Company recognized rent subsidies for the three and six-month periods ended July 31, 2021 of $0.8 million and $0.8 million, respectively (August 1, 2020 – $nil and $nil). The wage and rent subsidy programs were recognized in Selling, general and administration expenses.

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

On May 7, 2021, the Company obtained an order from the Québec Superior Court authorizing the Company to file its plan of arrangement (the “Plan of Arrangement” or the “Plan”) under the CCAA and to call a creditors’ meeting to be held on June 11, 2021. The Court order also extended to July 16, 2021 the stay of all proceedings against the Company under the CCAA.

At the creditors’ meeting held on June 11, 2021, the Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims were affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 required that DAVIDsTEA Inc. distribute an aggregate amount of approximately $17.6 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement.

On June 16, 2021, the Company was granted a sanction order (the “Sanction Order”) for the Plan of Arrangement from the Québec Superior Court and obtained recognition of the Sanction Order from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code.

On June 18, 2021, the Monitor issued a Certificate of Implementation in accordance with paragraph 16 of the Sanction Order, in which it certified that all the conditions precedent to the implementation of the Plan, as set forth in section 7.2 of the Plan, had been fulfilled or waived by the debtors;

Upon issuance of the Certificate of Implementation, the Monitor began distributing funds to the creditors who had duly proven their claims as part of the claims process. On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

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

The Plan of Arrangement required approximately $17.6 million to be paid to the Company’s creditors in order to legally emerge from the formal restructuring process. This is expected to place increased risk on the Company’s available liquidity, especially considering the Company does not currently have access to any debt or financing arrangements.

For the three and six-month periods ended July 31, 2021, the Company reported a net income of $75.5 million and $78.7 million, respectively which includes a gain on settlement of $77.7 million for the three and six-month periods ended July 31, 2021. The Company’s current liabilities total $19.8 million as at July 31, 2021. As at July 31, 2021, the Company held cash and accounts and other receivables of $19.0 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

The Company’s ability to continue as a going concern is dependent on its ability to stabilize its business from unfavorable trend lines, and by focusing on how to grow its product portfolio including sales and customer service execution. The Company transitioned to a digital-first organization with a leaner, more sustainable physical presence that complements a growing world-class online and grocery business, supported by a right-sized support organization.

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

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three and six-months ended July 31, 2021 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

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

In the first quarter of 2021 the Company reviewed the pattern of consumption of its intangible assets. The Company previously used the declining method at the rate of 30% per annum. The Company changed the method of depreciation for intangible assets to a straight-line basis over the assets’ useful economic life to better reflect the underlying pattern of consumption.

Recently Issued Accounting Pronouncements

Costs necessary to sell inventories (IAS 2) agenda decision

At its June 2021 meeting, the IFRS Interpretations Committee finalised an agenda decision about the costs an entity includes as the “estimated costs necessary to make the sale” when determining the net realizable value of inventories. The IFRS Interpretations Committee concluded that when determining the net realizable value of inventories, an entity estimates the costs necessary to make the sale in the ordinary course of business, which requires the exercise of judgment. The Company is assessing the impact of this agenda decision on its results of operations, financial position and disclosures.

COVID-19 related rent concessions

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

The amendment was effective as of June 1, 2020 but could be applied immediately in any financial statements; interim or annual, not yet authorized for issue. The Company applied the practical expedient to all rent concessions meeting the criteria as set out in the amendment, as of February 2, 2020. With respect to rent concessions not meeting the definition of a lease modification, the Company elected to account for such concessions by continuing to account for the lease liability and right-of-use asset using the rights and obligations of the existing lease and recognizing a separate lease payable in the period in which the allocated lease cash payment is due. As a result of the Initial Order obtained from the Québec Superior Court on July 8, 2020, any rent concessions provided by landlords were accordingly nullified.

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

5. PROPERTY AND EQUIPMENT AND RIGHT-OF-USE ASSETS

As a result of the impairment assessment and the Company’s decision to implement its Restructuring Plan and to accelerate its transition to predominately an online retailer, the Company recorded an impairment loss of $13.0 million and $nil in the first and second quarters of 2020, respectively, related to property and equipment, and $27.0 million and $nil in the first and second quarters of 2020, respectively, related to right of use assets.

Included in the amount above of $40.0 million, $37.4 million relates to the 206 stores permanently closed as a result of the Restructuring Plan, and is recorded in Restructuring Plan activities, net (Note 10) in the interim consolidated statement of income (loss) and comprehensive income (loss).

The remaining $2.6 million of impairment loss was determined by comparing the carrying amount of the cash-generating units’ net assets with their respective recoverable amounts based on value in use, and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss). For these stores, a value in use of $791 was determined based on management’s best estimate of expected future cash flows from use over the remaining lease terms, considering historical experience and economic conditions, including the expected reopening date and the timeframe to foot traffic recovery in those locations, and was then discounted using a pre-tax discount rate of 13.0%.

Depreciation of property and equipment for the three and six-month periods ended July 31, 2021 was $407 and $795, respectively (August 1, 2020 - $301 and $1,544, respectively), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

Amortization of right-of-use assets for the three and six-month periods ended July 31, 2021 was $135 and $294 respectively (August 1, 2020 - $454 and $2,693, respectively), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

6. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Initial Order obtained on July 8, 2020 and subsequent amendments (Note 1), the payment of liabilities owing as of July 8, 2020 was stayed, and the outstanding liabilities, as well as any additional outstanding claims by creditors were subject to compromise pursuant to the Company’s Plan of Arrangement.

Obligations for goods and services provided to the Company after the filing date of July 8, 2020 are discharged based on negotiated terms and are excluded from liabilities subject to compromise.

The Plan of Arrangement was approved by the Company’s creditors on June 11, 2021 and required that the Company distribute an aggregate amount of approximately $17.6 million to its creditors in full and final settlement of all claims affected by the Plan of Arrangement. On June 18, 2021, the Monitor issued a Certificate of Implementation in which it certified that all the conditions precedent to the implementation of the Plan, including, among other things, remittance of funds to the Monitor for distribution to creditors, had been fulfilled or waived by the debtors. As a result of the final settlement, the Company recorded a gain on the settlement of liabilities subject to compromise of $77.7 million and was reduced by $1.2 million of professional fees in connection with the CCAA proceedings. This net gain is presented in the interim consolidated statements of income (loss) and comprehensive income (loss) in Restructuring Plan activities, net and Recovery of income taxes as a net gain of $76.7 million and $1.0 million, respectively.

On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

As of July 31, 2021, liabilities subject to compromise are broken down as follows:

	Disclaimed and modified leases	Trade and other payables	Severance Costs	Liabilities subject to compromise
	$	$	$	$
Balance as at January 30, 2021	75,310	20,699	4,541	100,550
Reversals	(1,771)	(377)	-	(2,148)
Balance as at May 1, 2021	73,539	20,322	4,541	98,402
Adjustments	(1,309)	(2,558)	-	(3,867)
Additions	-	742	-	742
Reversals	(72,230)	(18,506)	(4,541)	(95,277)
Balance as at July 31, 2021	-	-	-	-

7. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	July 31,	January 30,
	2021	2021
	$	$
Share Capital - 26,359,969 Common shares (January 30, 2021 - 26,234,582)	113,406	113,167

In addition, during the three and six-month periods ended July 31, 2021, 104,200 and 125,387 common shares, respectively, (August 1, 2020 – 104,652 and 117,967 common shares, respectively) were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $70 and $239, net of tax (August 1, 2020 — $198 and $272, net of tax respectively) and a reduction in contributed surplus of $142 and $486, respectively (August 1, 2020 — $398 and $554, respectively).

Stock-based compensation

As at July 31, 2021, 937,868 (August 1, 2020, 1,042,285) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and six-month periods ended July 31, 2021 and August 1, 2020.

A summary of the status of the Company’s stock option plan and changes during the six-month periods are presented below.

	For the six months ended
	July 31,		August 1,
	2021		2020
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	17,490	6.32	76,350	8.96
Exercised	-	-	(4,000)	0.77
Outstanding, end of year	17,490	6.32	72,350	9.41
Exercisable, end of year	17,490	6.32	72,350	9.41

A summary of the status of the Company’s RSU plan and changes during the six-month periods are presented below.

	For the six months ended
	July 31,		August 1,
	2021		2020
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	1,306,101	1.70	749,522	2.17
Granted	425,764	4.64	1,177,222	1.44
Forfeitures	(32,747)	1.50	(275,162)	1.66
Vested	(125,387)	1.91	(117,967)	2.22
Vested, withheld for tax	(130,562)	1.91	(120,383)	2.26
Outstanding, end of period	1,443,169	2.53	1,413,232	1.65

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended July 31, 2021, the Company recognized a stock-based compensation expense of $363 and $545, respectively (August 1, 2020 — $267 and $580).

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the six months ended
	July 31,		August 1,		July 31,		August 1,
	2021		2020		2021		2020
	%	$	%	$	%	$	%	$
Income tax provision (recovery) — statutory rate	26.4	19,663	26.8	699	26.4	20,513	26.8	(11,572)
Increase (decrease) in income tax provision (recovery) resulting from:
Non-deductible items	0.1	98	3.9	103	0.2	150	(0.3)	126
Unrecognized deferred income tax assets	(26.5)	(19,761)	(30.7)	(802)	(26.6)	(20,663)	(26.5)	11,446
Recovery of income taxes	(1.3)	(1,000)	-	-	(1.3)	(1,000)	-	-
Income tax provision (recovery) — effective tax rate	(1.3)	(1,000)	-	-	(1.3)	(1,000)	-	-

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
	$	$	$	$
Wages, salaries and employee benefits	3,547	3,270	7,113	12,663
Depreciation of property and equipment	407	301	795	1,544
Amortization of intangible assets	484	571	887	1,083
Amortization right-of-use asset	135	454	294	2,693
Marketing expenses	1,419	597	2,364	1,639
Stock-based compensation	363	267	545	580
Government emergency wage and rent subsidy	(2,532)	(1,156)	(3,596)	(1,999)
Software implementation costs	1,592	-	2,454	-
IT expenses	1,231	758	2,580	1,455
Credit card fees	443	573	979	1,189
Professional fees	658	457	895	1,071
Other selling, general and administration	1,338	1,316	2,969	4,563
Impairment of property and equipment and right-of-use assets	-	-	-	2,561
	9,085	7,409	18,279	29,042

10. RESTRUCTURING PLAN ACTIVITIES

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
	$	$	$	$
Liabilities subject to compromise	(76,713)	(48,566)	(78,861)	(48,566)
Professional fees	1,156	974	1,702	974
Income tax recovery	(1,000)	-	(1,000)	-
Lease Terminations	-	42,878	-	42,878
Loss on disposal of property and equipment and right-of-use assets	-	1,542	-	1,542
Impairment of property and equipment and right-of-use assets	-	-	-	37,400
	(76,557)	(3,172)	(78,159)	34,228

Presented in:
Restructuring plan activities, net	(75,557)	(3,172)	(77,159)	34,228
Recovery of income taxes	(1,000)	-	(1,000)	-
	(76,557)	(3,172)	(78,159)	34,228

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

The following reflects the earnings (loss) and share data used in the basic and diluted EPS computations:

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
	$	$	$	$
Net earnings (loss) for basic EPS	75,478	2,609	78,699	(43,178)
Weighted average number of shares outstanding:
Basic	26,299,094	26,128,971	26,270,284	26,108,499
Fully diluted	27,455,005	26,925,264	27,422,066	26,108,499
Net earnings (loss) per share:
Basic	2.87	0.10	3.00	(1.65)
Fully diluted	2.75	0.10	2.87	(1.65)

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and six-month periods ended July 31, 2021, the Company purchased merchandise for resale amounting to $153 and $199, respectively (August 1, 2020 - $3 and $26, respectively) and provided infrastructure and administrative services of $5 and $10, respectively (August 1, 2020 - $8 and $75, respectively) to a company controlled by one of its executive employees. As of July 31, 2021, an amount of $110 was outstanding and presented in Trade and other payables.

The Company also spent $nil and $nil, respectively (August 1, 2020 — $9 and $53, respectively) for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish,” as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million. RDI guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, gave a movable hypothec (or lien) in favor of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, the Chief Executive Officer and Chief Brand Officer of the Company. RDI, the principal shareholder of the Company, is controlled by Herschel Segal, Chairman of the Board and Strategic Advisor and a director of the Company. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

During the first quarter of 2020, the loan of $2.0 million and accrued interest of $45, including $19 which was earned in the first quarter of 2020, was fully repaid.

13. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. During the year ended January 30, 2021, the Company has reviewed its operations and determined that its operating segments are geographic components. The Company has concluded that it has two operating segments, Canada and the United States, that derive their revenues from the online, retail and wholesale sale of tea, tea accessories and food and beverages. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operations Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated and assesses performance of these segments, and for which discrete financial information is available. In the prior year the operating segments were the retail premises, and the reportable segments were Canada and the United States (the “U.S.”). As a result, there is no impact on prior period information as reportable segments were previously Canada and the U.S.

The Company derives revenue from the following products:

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
	$	$	$	$
Tea	16,117	19,921	36,586	46,016
Tea accessories	2,626	3,065	5,406	7,685
Food and beverages	-	45	-	1,572
	18,743	23,031	41,992	55,273

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	July 31,	January 30,
	2021	2021
	$	$
Canada	8,194	6,895
US	-	-
	8,194	6,895

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended			For the six months ended
	July 31, 2021			July 31, 2021
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	15,046	3,697	18,743	33,175	8,818	41,992
Cost of sales	8,725	2,023	10,748	18,589	4,640	23,229
Gross profit	6,321	1,674	7,995	14,586	4,178	18,763
Selling, general and administration expenses (allocated)	2,458	545	3,003	4,722	1,045	5,767
Results from operating activities before corporate expenses	3,863	1,129	4,992	9,864	3,133	12,996
Selling, general and administration expenses (non-allocated)			6,082			12,512
Restructuring plan activities, net			(75,557)			(77,159)
Results from operating activities			74,467			77,643
Finance costs			23			33
Finance income			(34)			(89)
Net income before income taxes			74,478			77,699

	For the three months ended			For the six months ended
	August 1, 2020			August 1, 2020
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	16,773	6,258	23,031	41,033	14,240	55,273
Cost of sales	11,446	3,248	14,694	24,857	7,406	32,263
Gross profit	5,327	3,010	8,337	16,176	6,834	23,010
Selling, general and administration expenses (allocated)	2,059	865	2,924	11,658	3,389	15,047
Impairment of property and equipment and right-of-use assets	-	-	-	2,561	-	2,561
Results from operating activities before corporate expenses	3,268	2,145	5,413	1,957	3,445	5,402
Selling, general and administration expenses (non-allocated)			4,485			11,434
Restructuring plan activities, net			(3,172)			34,228
Results from operating activities			4,100			(40,260)
Finance costs			1,559			3,226
Finance income			(68)			(308)
Net Income (loss) before income taxes			2,609			(43,178)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $253 (August 1, 2020 - $155).

The Company’s foreign exchange exposure is as follows:

	July 31,	January 30,
	2021	2021
	US$	US$
Cash	284	630
Accounts and other receivables	182	465
Prepaid expenses and deposits	676	5,394
Trade and other payables	6,203	750

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

As at July 31, 2021, the Company had $12.1 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At July 31, 2021, trade and other payables amounted to $12.5 million (January 30, 2021 - $4.2 million) and purchase obligations amounted to $9.9 million, net of $0.8 million of advances (January 30, 2021 - $14.1 million, net of $6.8 million of advances). All trade and other payables are expected to be paid according to negotiated vendor terms.

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

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform at www.davidstea.com and the Amazon Marketplace as well as its wholesale distribution channel. Following a careful review of available options to stem the losses from our brick-and-mortar footprint, the Company’s management and Board of Directors determined that the formal Restructuring Plan was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company obtained an Initial Order pursuant to the CCAA from the Québec Superior Court in order to implement the Restructuring Plan (the “Initial Order”).

On July 9, 2020, the United States Bankruptcy Court for the District of Delaware entered an order in favor of the Company under Chapter 15 of the United States Bankruptcy Code. The order of the United States Bankruptcy Court provisionally recognized the proceedings under the CCAA and enforced the Initial Order, in effect providing protection to the Company from creditor action against our assets in the United States.

As part of the Restructuring Plan and further to obtaining the Initial Order, the Company, on July 10, 2020, sent notices to terminate leases for 82 of its stores in Canada and all 42 of its stores in the United States. These lease terminations were effective on August 9, 2020.

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

On May 7, 2021, the Company obtained an order from the Québec Superior Court authorizing the Company to file its plan of arrangement (the “Plan of Arrangement” or the “Plan”) under the CCAA and to call a creditors’ meeting to be held on June 11, 2021. The Court order also extended to July 16, 2021 the previously-announced stay of all proceedings against the Company under the CCAA.

At the creditors’ meeting held on June 11, 2021, the Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims were affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

The Plan of Arrangement approved by the Company’s creditors on June 11, 2021 required that DAVIDsTEA Inc. distribute an aggregate amount of approximately $17.6 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement.

On June 16, 2021, the Company was granted a sanction order (the “Sanction Order”) for the Plan of Arrangement from the Québec Superior Court and obtained recognition of the Sanction Order from the United States Bankruptcy Court for the District of Delaware under Chapter 15 of the United States Bankruptcy Code.

On June 18, 2021, the Monitor issued a Certificate of Implementation in accordance with paragraph 16 of the Sanction Order, in which it certified that all the conditions precedent to the implementation of the Plan, as set forth in section 7.2 of the Plan, had been fulfilled or waived by the debtors;

Upon issuance of the Certificate of Implementation, the Monitor began distributing funds to the creditors who had duly proven their claims as part of the claims process. On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

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

Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs, assembly and delivery and distribution costs.

Restructuring Plan Activities. Restructuring Plan activities consist of gains on modification of lease liabilities, estimates for allowed landlord claims, loss on disposal of property and equipment and right-of-use assets, impairment of property and equipment and right-of-use assets, severance costs, interest and penalties related to unpaid occupancy charges, professional fees,store closure related costs, and the gain on settlement of liabilities subject to compromise.

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

Selected Operating and Financial Highlights

Results of Operations

Sales during the second quarter of Fiscal 2021 decreased by $4.3 million or 18.6% to $18.7 million over the prior year quarter due to a decrease in e-commerce and wholesale sales of $7.4 million, partially offset by sales of $3.1 million from brick-and-mortar. Notwithstanding the reduction in revenue, the Company recorded Net income of $75.5 million for the period compared to a Net income of $2.6 million in the prior year quarter. Excluding adjustments noted herein, Adjusted net loss for the quarter was $2.0 million compared to a loss of $1.7 million in the prior year quarter. Adjusted EBITDA in the second quarter of Fiscal 2021 was negative $0.6 million compared to $1.4 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Consolidated statement of income (loss) data:
Sales	$18,743	$23,031	$41,992	$55,273
Cost of sales	10,748	14,694	23,229	32,263
Gross profit	7,995	8,337	18,763	23,010
Selling, general and administration expenses	9,085	7,409	18,279	29,042
Restructuring plan activities, net	(75,557)	(3,172)	(77,159)	34,228
Results from operating activities	74,467	4,100	77,643	(40,260)
Finance costs	23	1,559	33	3,226
Finance income	(34)	(68)	(89)	(308)
Net income (loss) before income taxes	74,478	2,609	77,699	(43,178)
Recovery of income tax	(1,000)	—	(1,000)	—
Net income (loss)	$75,478	$2,609	$78,699	$(43,178)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3%	63.8%	55.3%	58.4%
Gross profit	42.7%	36.2%	44.7%	41.6%
Selling, general and administration expenses	48.5%	32.2%	43.5%	52.5%
Restructuring plan activities, net	(403.1)%	(13.8)%	(183.7)%	61.9%
Results from operating activities	397.3%	17.8%	184.9%	(72.8)%
Finance costs	0.1%	6.8%	0.1%	5.8%
Finance income	(0.2)%	(0.3)%	(0.2)%	(0.6)%
Net income (loss)	402.7%	11.3%	187.4%	(78.1)%
Other financial and operations data:
Adjusted EBITDA (1)	$(641)	$1,365	$1,864	$430
Adjusted EBITDA as a percentage of sales	(3.4)%	5.9%	4.4%	0.8%
Adjusted SG&A (1)	$10,025	$8,565	$19,421	$28,480
Adjusted results from operating activities (1)	$(2,030)	$(228)	$(657)	$(5,470)
Adjusted net loss (1)	$(2,019)	$(1,719)	$(602)	$(8,388)

__________

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

The following tables provide reconciliations of our non-IFRS financial measures to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Selling, general and administration expenses	$9,085	$7,409	$18,279	$29,042
Impairment of property and equipment and right-of-use assets (a)	—	—	—	(2,561)
Software implementation costs (b)	(1,592)	—	(2,454)	—
Government emergency wage and rent subsidy (c)	2,532	1,156	3,596	1,999
Adjusted selling, general and administration expenses	$10,025	$8,565	$19,421	$28,480

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Results from operating activities	$74,467	$4,100	$77,643	$(40,260)
Impairment of property and equipment and right-of-use assets (a)	—	—	—	2,561
Software implementation costs (b)	1,592	—	2,454	—
Restructuring plan activities, net (c)	(75,557)	(3,172)	(77,159)	34,228
Government emergency wage and rent subsidy (d)	(2,532)	(1,156)	(3,596)	(1,999)
Adjusted results from operating activities	$(2,030)	$(228)	$(657)	$(5,470)

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net income (loss)	$75,478	$2,609	$78,699	$(43,178)
Impairment of property and equipment and right-of-use assets (a)	—	—	—	2,561
Software implementation costs (b)	1,592	—	2,454	—
Restructuring plan activities, net (c)	(75,557)	(3,172)	(77,159)	34,228
Government emergency wage and rent subsidy (d)	(2,532)	(1,156)	(3,596)	(1,999)
Recovery of income taxes (e)	(1,000)	—	(1,000)	—
Adjusted net loss	$(2,019)	$(1,719)	$(602)	$(8,388)

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(e)	Represents reversal of previously accrued estimate of income tax liabilities that was compromised by the Restructuring Plan activities.

Reconciliation of fully diluted net earnings (loss) per common share to Adjusted fully diluted net earnings (loss) per common share

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Weighted average number of shares outstanding, fully diluted	26,299,094	26,128,971	26,270,284	26,108,499

Adjusted weighted average number of shares outstanding, fully diluted	27,455,005	26,925,264	27,422,066	26,108,499

Net income (loss)	$75,478	$2,609	$78,699	$(43,178)

Adjusted net loss	$(2,019)	$(1,719)	$(602)	$(8,388)

Net earnings (loss) per share, fully diluted	$2.75	$0.10	$2.87	$(1.65)

Adjusted net loss per share, fully diluted	$(0.07)	$(0.06)	$(0.02)	$(0.32)

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net income (loss)	$75,478	$2,609	78,699	$(43,178)
Finance costs	23	1,559	33	3,226
Finance income	(34)	(68)	(89)	(308)
Depreciation and amortization	1,026	1,326	1,976	5,320
Recovery of income taxes	(1,000)	—	(1,000)	—
EBITDA	$75,493	$5,426	79,619	$(34,940)
Additional adjustments:
Stock-based compensation expense (a)	363	267	545	580
Impairment of property and equipment and right-of-use assets (b)	—	—	—	2,561
Software implementation costs (c)	1,592	—	2,454	—
Restructuring plan activities, net (d)	(75,557)	(3,172)	(77,159)	34,228
Government emergency wage and rent subsidy (e)	(2,532)	(1,156)	(3,596)	(1,999)
Adjusted EBITDA	$(641)	$1,365	1,863	$430

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(c)	Represents costs related to implementation and configuration of software solutions.
(d)	Represents the costs related to the Restructuring plan activities, net.
(e)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Operating results for the three months ended July 31, 2021 compared to the operating results for the three months ended August 1, 2020

Sales. Sales for the three-months ended July 31, 2021 decreased 18.6%, or $4.3 million, to $18.7 million from $23.0 million in the prior year quarter. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently in the second quarter of Fiscal 2020 as part of its formal restructuring plan (“Restructuring Plan,”) pursuant to the Companies’ Creditors Arrangement Act (“CCAA”), exited all of its brick-and-mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales for the quarter compare favorably to the prior year quarter by $3.1 million since no stores were open last year. Sales from e-commerce and wholesale channels decreased by $7.4 million or 32.2% to $15.6 million from $23.0 million in the prior year quarter with the transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities. E-commerce and wholesale sales represented 83.4% of sales compared to 100% of sales in the prior year quarter.

Gross Profit. Gross profit of $8.0 million for the three-months ended July 31, 2021 decreased by $0.3 million or 4.1% from the prior year quarter due to a decline in sales during the period, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the prior year quarter. Gross profit as a percentage of sales increased to 42.7% for the quarter compared to 36.2% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $1.7 million or 22.6% to $9.1 million in the quarter compared to the prior year quarter. Excluding the impact of software implementation and configuration costs and the impact of the wage and rent subsidy received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A increased by $1.5 million or 17.0% to $10.0 million in the quarter primarily due to increases in online marketing expenses, software costs and staffing as we continue the transformation to a digital first organization. Adjusted SG&A as a percentage of sales in the quarter increased to 53.5% from 37.2% in the prior year quarter.

Restructuring plan activities, net. Restructuring plan activities, net amounting to a gain of $75.6 million for the quarter compares favorably to a gain of $3.2 million recorded in the prior year quarter. Included in this quarter’s gain is the impact of the Sanction Order that was granted on June 16, 2021 by the Québec Superior Court under the Company’s Restructuring Plan. Net liabilities subject to compromise amounting to $95.3 million were settled according to the Sanction Order by payment of $17.6 million through PricewaterhouseCoopers (“PwC”), the Court-appointed Monitor, to creditors who had duly proven their claims as part of the claims process. The resulting gain of $77.7 million was reduced by $1.2 million of professional fees in connection with the CCAA proceedings and presented in the interim consolidated statements of income (loss) and comprehensive income (loss) and in the condensed statement of income (loss) in management’s discussion and analysis of financial condition and results of operations under Restructuring plan activities, net and Recovery of income taxes.

Results from Operating Activities. Earnings from operating activities during the quarter were $74.5 million compared to earnings of $4.1 million in the prior year quarter. Excluding the impact of the Restructuring Plan, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $2.0 million in the quarter compared to a loss of $0.2 million in the prior year quarter. The decrease in operating results is explained by the lower Gross profit and the increased SG&A in pursuit of our ongoing transformation to a digital first organization.

Finance Costs. Finance costs amounted to $23 thousand in the three-months ended July 31, 2021, a decrease of $1.5 million from the prior year quarter. The interest expense relates to the accounting for lease liabilities and has decreased from the prior year quarter.

Finance Income. Finance income of $34 thousand is derived mainly from interest on cash on hand and has decreased from the prior year quarter.

Net income (loss). Net income was $75.5 million in the quarter ended July 31, 2021 compared to a Net income of $2.6 million in the prior year quarter. Adjusted net loss, which excludes the impact of Restructuring plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, software implementation costs and recovery of income taxes amounted to a net loss of $2.0 million compared to a net loss of $1.7 million in the prior year quarter.

Fully diluted earnings (loss) per common share. Fully diluted earnings per common share were $2.75 in the quarter ended July 31, 2021 compared to fully diluted earnings per common share of $0.10 in the prior year quarter. Adjusted fully diluted loss per common share, which is adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.07, compared to $0.06 in the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $75.5 million in the quarter ended July 31, 2021 compared to $5.4 million in the prior year quarter representing an improvement of $70.1 million over the prior year quarter. Adjusted EBITDA for the quarter ended July 31, 2021, which excludes the impact of stock-based compensation expense, the Restructuring plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs was negative $0.6 million compared to $1.4 million for the same period in the prior year. The decrease in Adjusted EBITDA of $2.0 million reflects the decline in sales from last year’s pandemic-fueled surge of online sales, planned increases in online marketing and staffing costs, partially offset by an improved delivery and distribution cost structure. All is an expected outcome of the continued transformation efforts resulting in the realignment of the business model to primarily an e-commerce and wholesale distribution model.

Operating results for the six months ended July 31, 2021 compared to the operating results for the six months ended August 1, 2020

Sales. Sales for the six-months ended July 31, 2021 decreased 24.0%, or $13.3 million, to $42.0 million from $55.3 million in the prior year. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently in second quarter of Fiscal 2020 as part of its formal Restructuring Plan, exited all of its brick-and-mortar stores except for 18 Canadian stores which were subsequently reopened on August 21, 2020. Accordingly, brick and mortar sales for the six-month period ended July 31, 2021 declined compared to the prior year period by $8.9 million or 58.2% to $6.4 million. Sales from e-commerce and wholesale channels decreased by $4.4 million or 12.4% to $35.6 million, from $40.0 million in the prior year. For the six-month period ended July 31, 2021, e-commerce and wholesale sales represented 84.8% of total sales as opposed to 72.3% in the same period in the prior year.

Gross Profit. Gross profit of $18.8 million for the six-month period ended July 31, 2021 decreased by $4.2 million or 18.5% from the same period of the prior year due primarily to a decline in sales during the period, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the same period in the prior year. Gross profit as a percentage of sales increased to 44.7% for the six-month period compared to 41.6% in the same period in the prior year.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) decreased by $10.8 million or 37.1%, to $18.3 million in the six-months ended July 31, 2021 from the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets for the six-month period ended August 1, 2020, the impact of software implementation costs, and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A decreased by $9.1 million or 31.8% to $19.4 million during the six-month period ended July 31, 2021 compared to $28.5 million in the same period in the prior year. In connection with our Restructuring Plan, we terminated the leases for all of our stores in North America during the six-month period ended August 1, 2020, except for 18 Canadian stores which reopened on August 21, 2020. As a result, during the six-month period ended July 31, 2021, wages, salaries and employee benefits were reduced by $5.5 million, other store related expenses decreased by $1.9 million and we realized a reduction of $3.0 million in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A as a percentage of sales in the quarter decreased to 46.2% from 51.5% in the prior year quarter.

Restructuring plan activities, net. Restructuring plan activities, net amounting to a gain of $77.2 million for the six-month period ended July 31, 2021 compares favorably to a loss of $34.2 million recorded in the same period in the prior year. Included in this period’s gain is the impact of the Sanction Order that was granted on June 16, 2021. Therein, net liabilities subject to compromise amounting to $95.3 million were settled according to the Sanction Order by payment of $17.6 million through the Monitor to creditors who had duly proven their claims as part of the claims process. The resulting gain of $79.9 million was reduced by $1.7 million of professional fees in connection with the CCAA proceedings and presented in the interim consolidated statements of income (loss) and comprehensive income (loss) and in the condensed statement of income (loss) in management’s discussion and analysis of financial condition and results of operations under Restructuring plan activities, net and Recovery of income taxes

Results from Operating Activities. Earnings from operating activities during the six-month period ended July 31, 2021 was $77.6 million compared to a loss of $40.3 million for the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets, the impact of the Restructuring Plan announced on July 8, 2020, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $0.7 million in the six-month period ended July 31, 2021 compared to a loss of $5.5 million in the same period in the prior year. The improvement in operating results is partially explained by the reduced SG&A required to support approximately 84.8% of sales generated from e-commerce and wholesale and a slightly better gross profit margin.

Finance Costs. Finance costs amounted to $33 thousand in the six-months ended July 31, 2021, a decrease of $3.2 million from the prior year quarter. The interest expense relates to the accounting for lease liabilities has decreased from the prior year period due to the reduction in our store footprint.

Finance Income. Finance income of $89 thousand is derived mainly from interest on cash on hand and has decreased from the prior year period.

Net income (loss). Net income was $78.7 million in the six months ended July 31, 2021 compared to a Net loss of $43.2 million in the prior year period. Adjusted net loss, which excludes the Restructuring plan activities, the subsidies received from the Canadian government under the COVID-19 Economic Response Plan, the impairment of property and equipment and right-of-use assets, and the costs related to software implementation amounted to $0.6 million compared to a net loss of $8.4 million in the prior year period. This $7.8 million improvement is driven by the same reasons mentioned above in “Results from operating activities”.

Fully diluted earnings (loss) per common share. Fully diluted earnings per common share was $2.87 in the six months ended July 31, 2021 compared to a fully diluted loss per common share of $1.65 in the prior year period. Adjusted fully diluted loss per common share, which is adjusted net income on a fully diluted weighted average shares outstanding basis, was $0.02, compared to a fully diluted loss of $0.32 in the prior year period.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $79.6 million in the six-month period ended July 31, 2021 compared to a negative $34.9 million in the same period in the prior year representing an improvement of $114.6 million over the prior year period. Adjusted EBITDA for the six-month period ended July 31, 2021, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and costs related to software implementations amounted to $1.9 million compared to $0.4 million for the same period in the prior year. The increase in Adjusted EBITDA of $1.4 million is an outcome of the restructuring efforts resulting in the realignment of the business model to primarily an e-commerce and wholesale distribution model.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2021		Fiscal Year 2020				Fiscal year 2019
	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Sales	18,743	23,249	40,189	26,225	23,031	32,242	73,538	39,493
Net income (loss)	75,478	3,221	(27,222)	14,467	2,609	(45,788)	(5,701)	(10,830)

EBITDA	75,493	4,126	(25,918)	15,295	5,426	(40,367)	(1,097)	(4,548)
Adjusted EBITDA	(641)	2,505	5,384	3,834	1,365	(935)	9,971	(2,241)

Net earnings (loss) per share:
Basic	2.87	0.12	(1.04)	0.55	0.10	(1.76)	(0.22)	(0.42)
Fully diluted	2.75	0.12	(1.01)	0.54	0.10	(1.76)	(0.22)	(0.42)
Adjusted fully diluted	(0.07)	0.05	0.15	0.11	(0.06)	(0.26)	0.14	(0.34)

Weighted average number of shares outstanding:
Basic	26,299,094	26,296,690	26,128,971	26,214,573	26,128,971	26,088,127	26,080,529	26,068,435
Fully diluted	27,455,005	27,400,840	26,925,264	26,767,470	26,925,264	26,088,127	26,080,529	26,068,435

Cash	12,051	31,321	30,197	21,925	34,285	39,343	46,338	28,044
Accounts receivable	6,986	6,570	6,157	7,669	6,757	4,371	6,062	5,430
Prepaid expenses and deposits	5,580	11,578	14,470	13,400	8,476	4,928	4,542	6,906
Inventories	38,055	29,258	23,468	26,176	24,354	23,450	22,363	32,638
Trade and other payables	12,533	6,154	4,152	3,621	6,460	18,000	20,794	21,155

Liquidity and Capital Resources

As at July 31, 2021, we had $12.1 million of cash, primarily held by major Canadian financial institutions.

Working capital, excluding liabilities subject to compromise of $nil is $43.0 million as at July 31, 2021, compared to $62.7 million as at January 30, 2021. In light of implementing the Restructuring Plan, the Company used cash on hand to pay for the settlement of obligations according to the Sanction Order amounting to $17.6 million.

Our working capital requirements are for the purchase of inventory, payment of payroll and other operating costs, including software purchases and implementation costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We fund our operating and working capital requirements from a combination of cash on hand and cash provided by operating activities.

As at July 31, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $0.8 million of advances, amounting to $9.9 million are expected to be discharged within 12 months.

Cash Flow

A summary of our cash flows provided by (used in) operating, financing and investing activities is presented in the following table:

	For the three months ended		For the six months ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
	$	$	$	$
Cash flows provided by (used in) :
Operating activities	(19,079)	(3,823)	(17,772)	(7,879)
Financing activities	(139)	(1,195)	(322)	(5,571)
Investing activities	(52)	(40)	(52)	1,397
Decrease in cash	(19,270)	(5,058)	(18,146)	(12,053)

Three months ended July 31,2021 compared to three months ended August 1,2020

Cash flows used in operating activities. Net cash used in operating activities amounted to $19.1 million for the quarter ended July 31, 2021, representing a change of $15.3 million from the net cash used in operations of $3.8 million in the second quarter of the prior year. The reduction is primarily due to a $17.6 million paid to the Company’s creditors in order to legally emerge from the formal restructuring process and an increase in inventories in anticipation of our peak selling season in the fourth fiscal quarter.

Cash flows used in financing activities. Net cash flows used in financing activities of $0.1 million during the quarter ended July 31, 2021 represents a reduction of $1.1 million compared to the prior year second quarter due to a reduction of lease liabilities resulting from the termination of our store leases in Fiscal 2020.

Cash flows used in investing activities. Cash flows provided by investing activities of $52 thousand in the quarter ended July 31, 2021, compares to the $40 thousand in the quarter ended August 1, 2020.

Six months ended July 31,2021 compared to six months ended August 1,2020

Cash flows used in operating activities. Net cash used in operating activities amounted to $17.8 million for the six-month period ended July 31,2021, representing a change of $9.9 million from the net cash used in operations of $7.9 million in the second quarter of the prior year. The increase is primarily due to $17.6 million paid to the Company’s creditors in order to legally emerge from the formal restructuring process and the increased purchase of inventories in anticipation of our peak selling season.

Cash flows used in financing activities. Net cash flows used in financing activities of $0.3 million during the six-month period ended July 31,2021 represents a reduction of $5.2 million compared to the prior year second quarter due to a reduction of lease liabilities resulting from the termination of our store leases.

Cash flows provided by (used in) investing activities. Cash flows used in investing activities for the six-months ended July 31, 2021 was $52 thousand and compares against $1.4 million provided by investing activities primarily due to the repayment of a loan from a Company controlled by an executive employee.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for future purchase obligations. As at July 31, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $0.8 million of advances, amounting to $9.9 million (January 30, 2021 - $14.1 million, net of $6.8 million of advances) are expected to be discharged within 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of July 31, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during our quarter ended July 31, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended January 30, 2021, and as modified in our quarterly release dated June 15, 2021, other than as set out below.

Risks Associated with the Restructuring Plan

We are subject to the risks and uncertainties associated with the Restructuring Plan.

Following the completion of our Restructuring Plan we may continue to face a number of risks, such as further deterioration in economic conditions, including in light of the COVID-19 pandemic, changes in consumer habits, changes in demand for our products and increasing expenses. We cannot guarantee that our Restructuring Plan will achieve our stated goals, and there is substantial doubt regarding our ability to continue as a going concern.

We may not have sufficient cash to maintain our operations following the Restructuring Plan.

We face considerable uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash required to fund our ongoing operations, we have incurred significant professional fees and other expenses in connection with the Restructuring Plan. We cannot provide any assurance that our cash on hand and cash flow from operations will be sufficient to fund our operations and allow us to satisfy our obligations following the Restructuring Plan.

We may not be able to obtain financing.

Because of our financial condition, we have heightened exposure to, and less ability to withstand, the operating risks that are customary in the retail industry, exacerbated by the COVID-19 pandemic. Any of these risks could result in our need for substantial funding. A number of factors, including the Restructuring Plan, our financial results in recent years, and the competitive environment we face, adversely affect the availability and terms of funding that are available to us following completion of the Restructuring Plan. As such, we may not be able to source capital at rates acceptable to us, or at all, to fund current operations on completion of the Restructuring Plan. In the event we need funds to execute our strategy, we could have limited access to liquidity, which would have negative consequences on our long-term business plan. Our Restructuring Plan may raise serious doubts about our ability to borrow money on terms favorable to us, which would have negative consequences on our ability to achieve our long-term business plan or to take advantage of future opportunities.

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

DAVIDsTEA INC.

Date: September 14, 2021	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive and Brand Officer

