Form 10-Q
period 2021-10-30
DAVIDsTEA Inc.
filed 2021-12-14
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of December 10, 2021, 26,359,969 common shares of the registrant were outstanding.

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

On December 10, 2021, the Bank of Canada closing average exchange rate was US$1.00 = CAD$1.2714.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		October 30,	January 30,
		2021	2021
		$	$
ASSETS
Current
Cash		13,367	30,197
Accounts and other receivables		4,602	6,212
Inventories		39,802	23,468
Prepaid expenses and deposits		4,835	14,470
Total current assets		62,606	74,347
Property and equipment	[Note 5]	1,169	2,309
Intangible assets		2,638	3,929
Right-of-use assets	[Note 5]	3,345	657
Total assets		69,758	81,242
LIABILITIES AND EQUITY
Current
Trade and other payables		13,958	4,152
Deferred revenue		5,559	7,080
Liabilities subject to compromise	[Note 6]	-	100,550
Current portion of lease liabilities		780	396
Total current liabilities		20,297	112,178
Non-current portion of lease liabilities		2,720	355
Total liabilities		23,017	112,533
Commitments and contingencies
Equity
Share capital	[Note 7]	113,406	113,167
Contributed surplus		2,199	1,747
Deficit		(71,726)	(148,068)
Accumulated other comprehensive income		2,862	1,863
Total equity (deficiency)		46,741	(31,291)
Total liabilities and equity		69,758	81,242

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three months ended		For the nine months ended
		October 30,	October 31,	October 30,	October 31,
		2021	2020	2021	2020
		$	$	$	$

Sales	[Note 13]	22,203	26,225	64,195	81,497
Cost of sales		13,587	15,399	36,816	47,409
Gross profit		8,616	10,826	27,379	34,088
Selling, general and administration expenses	[Note 9]	10,242	7,120	28,521	35,883
Restructuring plan activities, net	[Note 10]	195	(10,743)	(76,964)	24,017
Results from operating activities		(1,821)	14,449	75,822	(25,812)
Finance costs		71	35	104	3,260
Finance income		(28)	(53)	(118)	(361)
Net income (loss) before income taxes		(1,864)	14,467	75,836	(28,711)
Recovery of income taxes	[Note 8, 10]	-	-	(1,000)	-
Net income (loss)		(1,864)	14,467	76,836	(28,711)

Other comprehensive income (loss):
Cumulative translation adjustment		(13)	209	999	191
Other comprehensive income (loss), net of tax		(13)	209	999	191
Total comprehensive income (loss)		(1,877)	14,676	77,835	(28,520)
Net earnings (loss) per share:
Basic	[Note 11]	(0.07)	0.55	2.92	(1.10)
Fully diluted	[Note 11]	(0.07)	0.54	2.79	(1.10)
Weighted average number of shares outstanding:
Basic	[Note 11]	26,359,969	26,214,573	26,300,289	26,143,963
Fully diluted	[Note 11]	26,359,969	26,767,470	27,584,128	26,143,963

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

		For the three months ended		For the nine months ended
		October 30,	October 31,	October 30,	October 31,
		2021	2020	2021	2020
		$	$	$	$
OPERATING ACTIVITIES
Net income (loss)		(1,864)	14,467	76,836	(28,711)
Items not affecting cash:
Depreciation of property and equipment		398	237	1,193	1,781
Amortization of intangible assets		403	420	1,290	1,503
Amortization of right-of-use assets		242	189	536	2,882
Gain on modification of lease liabilities		-	(20,385)	-	(75,121)
Gain (loss) on liabilities subject to compromise	[Note 10]	-	2,633	(79,861)	71,653
Interest on lease liabilities		50	29	83	3,216
Loss on disposal of property and equipment and right-of-use assets		-	18	-	1,560
Impairment of property and equipment and right-of-use assets		-	-	-	39,960
Stock-based compensation expense		392	198	937	778
Sub-total		(379)	(2,194)	1,014	19,501
Net change in other non-cash working capital balances related to operations		1,932	(9,822)	(17,233)	(39,397)
Cash flows provided by (used in) operating activities		1,553	(12,016)	(16,219)	(19,896)
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options		-	-	-	3
Payment of lease liabilities		(237)	(250)	(559)	(5,824)
Cash flows used in financing activities		(237)	(250)	(559)	(5,821)
INVESTING ACTIVITIES
Additions to property and equipment		-	(91)	(52)	(402)
Additions to intangible assets		-	(3)	-	(320)
Repayment of loan from a Company controlled by an executive employee		-	-	-	2,026
Cash flows provided by (used in) investing activities		-	(94)	(52)	1,304
Increase (decrease) in cash during the period		1,316	(12,360)	(16,830)	(24,413)
Cash, beginning of the period		12,051	34,285	30,197	46,338
Cash, end of the period		13,367	21,925	13,367	21,925
Supplemental Information
Cash received for:
Interest		7	50	101	329
Income taxes (classified as operating activity)		-	-	-	870

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				Other	Total
	Share	Contributed		Comprehensive	Equity
	Capital	Surplus	Deficit	Income (loss)	(Deficiency)
	$	$	$	$	$
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the nine months ended October 30, 2021	-	-	76,836	-	76,836
Other comprehensive income	-	-	-	999	999
Total comprehensive income	-	-	76,836	999	77,835
Issuance of common shares	-	-	-	-	-
Common shares issued on vesting of restricted stock units	239	(485)	(494)	-	(740)
Stock-based compensation expense	-	937	-	-	937
Balance, October 30, 2021	113,406	2,199	(71,726)	2,862	46,741

Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net income for the nine months ended October 31, 2020	-	-	(28,711)	-	(28,711)
Other comprehensive loss	-	-	-	191	191
Total comprehensive loss	-	-	(28,711)	191	(28,520)
Issuance of common shares	4	(1)	-	-	3
Common shares issued on vesting of restricted stock units	292	(593)	153	-	(148)
Stock-based compensation expense	-	778	-	-	778
Balance, October 31, 2020	113,119	1,761	(120,836)	1,398	(4,538)

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 30, 2021 and October 31, 2020 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the three and nine-month periods ended October 30, 2021 were authorized for issue in accordance with a resolution of the Board of Directors on December 13, 2021. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,300 grocery stores and pharmacies, and 18 company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all. Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all of its retail stores in Canada and the United States. On August 21, 2020, the Company re-opened 18 stores across Canada.

The Company qualifies for the Canada Emergency Wage Subsidy and Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the Government of Canada. The Company recognized payroll subsidies for the three and nine-month periods ended October 30, 2021 of $0.6 million and $3.4 million, respectively (October 31, 2020 - $1.4 million and $3.4 million, respectively). The Company recognized rent subsidies for the three and nine-month periods ended October 30, 2021 of $0.2 million and $1 million, respectively (October 31, 2020 – $nil and $nil, respectively). The wage and rent subsidy program benefits were recognized in Selling, general and administration expenses.

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

On July 8, 2020, the Company announced that it was implementing the Restructuring Plan under applicable laws in both Canada and the United States in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. As part of the Restructuring Plan, in July 2020, the Company sent notices to terminate leases for 164 of its stores in Canada and all 42 of its stores in the United States.On August 21, 2020, the Company re-opened 18 of its stores throughout Canada.

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

For the three and nine-month period ended October 30, 2021, the Company reported a net loss of $1.9 million and net income of $76.8 million, respectively which includes a gain on settlement of $77.7 million for the nine-month period ended October 30, 2021. The Company’s current liabilities total $20.3 million as at October 30, 2021. As at October 30, 2021, the Company held cash and accounts and other receivables of $18.0 million. The Company does not currently have any third-party financing available with which to meet any future financial obligations.

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

These interim condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue its operations for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. These interim condensed consolidated financial statements as at and for the three and nine-months ended October 30, 2021 do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may otherwise be required if the going concern basis was not appropriate. Such adjustments could be material.

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

Recently Issued Accounting Pronouncements

Costs necessary to sell inventories (IAS 2) agenda decision

At its June 2021 meeting, the IFRS Interpretations Committee finalised an agenda decision about the costs an entity includes as the “estimated costs necessary to make the sale” when determining the net realizable value of inventories. The IFRS Interpretations Committee concluded that when determining the net realizable value of inventories, an entity estimates the costs necessary to make the sale in the ordinary course of business, which requires the exercise of judgment. The company does not expect any impact on it results.

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

5. PROPERTY AND EQUIPMENT AND RIGHT-OF-USE ASSETS

As a result of the impairment assessment and the Company’s decision to implement its Restructuring Plan and to accelerate its transition to predominately an online retailer, the Company recorded an impairment loss of $nil and $13.2 million for the three and nine-month periods ended October 31, 2020, respectively, related to property and equipment, and $nil and $26.8 respectively, related to right of use assets.

Included in the amount above of $40 million, $37.4 million relates to the 206 stores permanently closed as a result of the Restructuring Plan, and is recorded in Restructuring Plan activities, net (Note 10) in the interim consolidated statement of income (loss) and comprehensive income (loss).

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

Depreciation of property and equipment for the three and nine-month periods ended October 30, 2021 was $398 and $1,193, respectively (October 31, 2020 - $237 and $1,781, respectively), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

Amortization of right-of-use assets for the three and nine-month periods ended October 30, 2021 was $242 and $536 respectively (October 31, 2020 - $189 and $2,882, respectively), and is recorded in Selling, general and administration expenses (Note 9) in the interim consolidated statement of income (loss) and comprehensive income (loss).

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

The Plan of Arrangement was approved by the Company’s creditors on June 11, 2021 and required that the Company distribute an aggregate amount of approximately $17.6 million to its creditors in full and final settlement of all claims affected by the Plan of Arrangement. On June 18, 2021, the Monitor issued a Certificate of Implementation in which it certified that all the conditions precedent to the implementation of the Plan, including, among other things, remittance of funds to the Monitor for distribution to creditors, had been fulfilled or waived by the debtors. As a result of the final settlement, the Company recorded in the three-month ended July 31, 2021 a gain on the settlement of liabilities subject to compromise of $77.7 million which was reduced by $1.2 million of professional fees in connection with the CCAA proceedings. This net gain is presented in the second quarter and nine months ended October 30, 2021 interim consolidated statements of income (loss) and comprehensive income (loss) in Restructuring Plan activities, net and Recovery of income taxes as a net gain of $76.7 million and $1.0 million, respectively.

On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

As a result there are no liabilities subject to compromise as of July 31, 2021 and October 30, 2021.

	Disclaimed and modified leases	Trade and other payables	Severance Costs	Liabilities subject to compromise
	$	$	$	$
Balance as at January 30, 2021	75,310	20,699	4,541	100,550
Reversals	(1,771)	(377)	-	(2,148)
Balance as at May 1, 2021	73,539	20,322	4,541	98,402
Adjustments	(1,309)	(2,558)	-	(3,867)
Additions	-	742	-	742
Reversals	(72,230)	(18,506)	(4,541)	(95,277)
Balance as at July 31, 2021 & October 30, 2021	-	-	-	-

7. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	October 30,	January 30,
	2021	2021
	$	$
Share Capital - 26,359,969 Common shares (January 30, 2021 - 26,234,582)	113,406	113,167

During the three and nine-month periods ended October 30, 2021, nil and 125,387 common shares, respectively, (October 31, 2020 – 8,431 and 126,398 common shares, respectively) were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $nil and $239, net of tax (October 31, 2020 — $20 and $292, net of tax respectively) and a reduction in contributed surplus of $nil and $485, respectively (October 31, 2020 — $39 and $593, respectively).

Stock-based compensation

As at October 30, 2021, 777,709 (October 31, 2020, 1,088,729) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and nine-month periods ended October 30, 2021 and October 31, 2020. A summary of the status of the Company’s stock option plan and changes during the nine-month periods are presented below.

	For the nine months ended
	October 30,		October 31,
	2021		2020
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	17,490	6.32	76,350	8.96
Exercised	-	-	(4,000)	0.77
Forfeitures	(8,000)	4.31	-	-
Outstanding, end of period	9,490	8.01	72,350	9.41
Exercisable, end of period	9,490	8.01	72,350	9.41

A summary of the status of the Company’s RSU plan and changes during the nine-month periods are presented below.

	For the nine months ended
	October 30,		October 31,
	2021		2020
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	1,306,101	1.70	749,522	2.17
Granted	727,217	4.55	1,177,222	1.44
Forfeitures	(174,041)	(2.56)	(313,229)	(1.67)
Vested	(125,387)	(1.91)	(126,398)	(2.28)
Vested, withheld for tax	(130,562)	(1.91)	(128,760)	(2.31)
Outstanding, end of period	1,603,328	2.86	1,358,357	1.63

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended October 30, 2021, the Company recognized a stock-based compensation expense of $392 and $937, respectively (October 31, 2020 — $198 and $778).

8. INCOME TAXES

Income tax expense is recognized based on management’s best estimate of the weighted average annual income tax rate expected for the full fiscal year.

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the three months ended				For the nine months ended
	October 30,		October 31,		October 30,		October 31,
	2021		2020		2021		2020
	%	$	%	$	%	$	%	$
Income tax provision (recovery) statutory rate	26.4	(492)	26.8	3,878	26.4	20,020	26.8	(7,694)
Increase (decrease) in income tax provision (recovery) resulting from:
Non-deductible items	(5.7)	105	0.4	54	0.3	255	(0.6)	180
Unrecognized deferred income tax assets	(20.7)	387	(27.2)	(3,932)	(26.7)	(20,275)	(26.2)	7,514
Recovery of income taxes	-	-	-	-	(1.3)	(1,000)	-	-
Income tax provision (recovery) effective tax rate	-	-	-	-	(1.3)	(1,000)	-	-

9. SELLING, GENERAL AND ADMINISTRATION EXPENSES

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
	$	$	$	$
Wages, salaries and employee benefits	3,804	3,496	10,917	15,879
Depreciation of property and equipment	398	237	1,193	1,781
Amortization of intangible assets	403	420	1,290	1,503
Amortization right-of-use asset	242	189	536	2,882
Marketing expenses	1,564	1,209	3,928	2,848
Stock-based compensation	392	198	937	778
Government emergency wage and rent subsidy	(758)	(1,446)	(4,354)	(3,445)
Software implementation costs	641	-	3,095	-
IT expenses	1,612	736	4,192	2,191
Credit card fees	447	547	1,426	1,736
Professional fees	236	611	1,131	1,682
Other selling, general and administration	1,261	923	4,230	5,487
Impairment of property and equipment and right-of-use assets	-	-	-	2,561
	10,242	7,120	28,521	35,883

10. RESTRUCTURING PLAN ACTIVITIES

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
	$	$	$	$
Liabilities subject to compromise	-	(20,385)	(78,861)	(75,121)
Professional fees	195	856	1,897	1,829
Income tax recovery	-	-	(1,000)	-
Lease terminations	-	6,710	-	49,588
Loss on disposal of property and equipment and right-of-use assets	-	18	-	1,560
Severance costs	-	(337)	-	4,832
Interest and penalties related to unpaid occupancy charges	-	146	-	1,147
Store closure related costs	-	2,249	-	2,783
Impairment of property and equipment and right-of-use assets	-	-	-	37,399
	195	(10,743)	(77,964)	24,017

Presented in:
Restructuring plan activities, net	195	(10,743)	(76,964)	24,017
Recovery of income taxes	-	-	(1,000)	-
	195	(10,743)	(77,964)	24,017

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

The following reflects the net earnings (loss) and share data used in the basic and diluted EPS computations:

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
	$	$	$	$
Net earnings (loss) for basic EPS	(1,864)	14,467	76,836	(28,711)
Weighted average number of shares outstanding:
Basic	26,359,969	26,214,573	26,300,289	26,143,963
Fully diluted	26,359,969	26,767,470	27,584,128	26,143,963
Net earnings (loss) per share:
Basic	(0.07)	0.55	2.92	(1.10)
Fully diluted	(0.07)	0.54	2.79	(1.10)

12. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and nine-month periods ended October 30, 2021, the Company purchased merchandise for resale amounting to $77 and $306, respectively (October 31, 2020 - $50 and $76, respectively) and provided infrastructure and administrative services of $11 and $23, respectively (October 31, 2020 - $5 and $80, respectively) to a company controlled by one of its executive employees. As of October 30, 2021, an amount of $41 was outstanding and presented in Trade and other payables.

The Company did not have any spending for the three and nine-month periods (October 31, 2020 — $nil and $53, respectively) for consulting services from a related party of the principal shareholder.

Loan to a Company controlled by one of the Company’s executive employees

During the second quarter of 2019, the Company entered into a secured loan agreement with Oink Oink Candy Inc., doing business as “Squish,” as borrower, and Rainy Day Investments Ltd. (“RDI”), as guarantor pursuant to which the Company agreed to lend to Squish an amount of up to $4.0 million, amended on September 13, 2019 to reflect a maximum amount available under the facility of $2.0 million. RDI guaranteed all of Squish’s obligations to the Company and, as security in full for the guarantee, gave a movable hypothec (or lien) in favor of the Company on its shares of the Company. Squish is a company controlled by Sarah Segal, the Chief Executive Officer and Chief Brand Officer of the Company and a member of the Board of Directors. RDI, the principal shareholder of the Company, is controlled by Herschel Segal, Strategic Advisor of the Company and recently retired Chairman of the Board of Directors. The Company and Squish previously entered into a Collaboration and Shared Services Agreement pursuant to which they collaborate on and share various services and infrastructure.

During the first quarter of 2020, the loan of $2.0 million and accrued interest of $45, including $19 which was earned in the first quarter of 2020, was fully repaid.

13. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. During the year ended January 30, 2021, the Company reviewed its operations and determined that its operating segments are geographic components. The Company has concluded that it has two operating segments, Canada and the United States, that derive their revenues from the online, retail and wholesale sale of tea, tea accessories and food and beverages. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operations Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated and assesses performance of these segments. In the prior year the operating segments were the retail premises, and the reportable segments were Canada and the United States (the “U.S.”). As a result, there is no impact on prior period information as reportable segments were previously Canada and the U.S.

The Company derives revenue from the following products:

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
	$	$	$	$
Tea	19,054	22,989	55,192	69,004
Tea accessories	2,723	3,183	8,129	10,868
Food and beverages	426	53	874	1,625
	22,203	26,225	64,195	81,497

Property and equipment, right-of-use assets and intangible assets by country are as follows:

	October 30,	January 30,
	2021	2021
	$	$
Canada	7,152	6,895
US	-	-
	7,152	6,895

Results from operating activities before corporate expenses per country are as follows:

	For the three months ended			For the nine months ended
	October 30, 2021			October 30, 2021
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	17,949	4,254	22,203	51,124	13,071	64,195
Cost of sales	10,891	2,696	13,587	29,480	7,336	36,816
Gross profit	7,058	1,558	8,616	21,644	5,735	27,379
Selling, general and administration expenses (allocated)	3,096	422	3,518	7,818	1,465	9,283
Results from operating activities before corporate expenses	3,962	1,136	5,098	13,826	4,270	18,096
Selling, general and administration expenses (non-allocated)			6,724			19,238
Restructuring plan activities, net			195			(76,964)
Results from operating activities			(1,821)			75,822
Finance costs			71			104
Finance income			(28)			(118)
Net income (loss) before income taxes			(1,864)			75,836

	For the three months ended			For the nine months ended
	October 31, 2020			October 31, 2020
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	20,465	5,760	26,225	61,497	20,000	81,497
Cost of sales	11,994	3,152	15,399	36,851	10,558	47,409
Gross profit	8,471	2,608	10,826	24,646	9,442	34,088
Selling, general and administration expenses (allocated)	2,699	272	3,252	14,357	3,661	18,018
Impairment of property and equipment and right-of-use assets	0			2,561		2,561
Results from operating activities before corporate expenses	5,772	2,336	7,574	7,728	5,781	13,509
Selling, general and administration expenses (non-allocated)			3,868			15,304
Restructuring plan activities, net			(10,743)			24,017
Results from operating activities			14,449			(25,812)
Finance costs			35			3,260
Finance income			(53)			(361)
Net income (loss) before income taxes			14,467			(28,711)

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

Assuming that all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net income (loss) in the amount of $218 (October 31, 2020 - $587).

The Company’s foreign exchange exposure is as follows:

	October 30,	January 30,
	2021	2021
	US$	US$
Cash	536	630
Accounts and other receivables	368	465
Prepaid expenses and deposits	226	5,394
Trade and other payables	5,486	750

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

As at October 30, 2021, the Company had $13.4 million in cash.

The Company expects to finance its working capital needs and investments in infrastructure through cash flows from operations and cash on hand. At October 30, 2021, trade and other payables amounted to $14.0 million (January 30, 2021 - $4.2 million) and purchase obligations amounted to $5.9 million, net of $0.3 million of advances (January 30, 2021 - $14.1 million, net of $6.8 million of advances). All trade and other payables are expected to be paid according to negotiated vendor terms.

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

Overview

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,300 grocery stores and pharmacies, and 18 company-owned stores across Canada. We offer primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea.

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

Restructuring Plan Activities. Restructuring Plan activities consist of gains on modification of lease liabilities, estimates for allowed landlord claims, loss on disposal of property and equipment and right-of-use assets, impairment of property and equipment and right-of-use assets, severance costs, interest and penalties related to unpaid occupancy charges, professional fees, store closure related costs, and the gain on settlement of liabilities subject to compromise.

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

Selected Operating and Financial Highlights

Results of Operations

Sales during the third quarter of Fiscal 2021 decreased by $4.0 million or 15.3% to $22.2 million over the prior year quarter due to a decrease in e-commerce and wholesale sales of $5 million, partially offset by an increase in sales of $1 million from brick-and-mortar. With the reduction of revenue the Company recorded Net loss of $1.9 million for the period compared to a Net income of $14.5 million in the prior year quarter. Excluding adjustments noted herein, Adjusted net loss for the quarter was $1.8 million compared to an adjusted net income of $2.8 million in the prior year quarter.  Adjusted EBITDA in the third quarter of Fiscal 2021 was negative $0.3 million compared to $3.3 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Consolidated statement of income (loss) data:
Sales	$22,203	$26,225	$64,195	$81,497
Cost of sales	13,587	15,399	36,816	47,409
Gross profit	8,616	10,826	27,379	34,088
Selling, general and administration expenses	10,242	7,120	28,521	35,883
Restructuring plan activities, net	195	(10,743)	(76,964)	24,017
Results from operating activities	(1,821)	14,449	75,822	(25,812)
Finance costs	71	35	104	3,260
Finance income	(28)	(53)	(118)	(361)
Net income (loss) before income taxes	(1,864)	14,467	75,836	(28,711)
Recovery of income tax			(1,000)
Net income (loss)	$(1,864)	$14,467	$76,836	$(28,711)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2%	58.7%	57.4%	58.2%
Gross profit	38.8%	41.3%	42.6%	41.8%
Selling, general and administration expenses	46.1%	27.1%	44.4%	44.0%
Restructuring plan activities, net	0.9%	(41.0)%	(119.9)%	29.5%
Results from operating activities	(8.2)%	55.1%	118.1%	(31.7)%
Finance costs	0.3%	0.1%	0.2%	4.0%
Finance income	(0.1)%	(0.2)%	(0.2)%	(0.4)%
Net income (loss)	(8.4)%	55.2%	119.7%	(35.2)%
Other financial and operations data:
Adjusted EBITDA (1)	$(308)	$3,304	$1,555	$4,265
Adjusted EBITDA as a percentage of sales	(1.4)%	12.6%	2.4%	5.2%
Adjusted SG&A (1)	$10,359	$8,566	$29,780	$36,767
Adjusted results from operating activities (1)	$(1,743)	$2,260	$(2,401)	$(2,679)
Adjusted net income (loss) (1)	$(1,786)	$2,278	$(2,387)	$(5,578)

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

The following tables provide reconciliations of our non-IFRS financial measures to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Selling, general and administration expenses	$10,242	$7,120	$28,521	$35,883
Impairment of property and equipment and right-of-use assets (a)	-	-	-	(2,561)
Software implementation costs (b)	(641)	-	(3,095)	-
Government emergency wage and rent subsidy (c)	758	1,446	4,354	3,445
Adjusted selling, general and administration expenses	$10,359	$8,566	$29,780	$36,767

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Results from operating activities	$(1,821)	$14,449	$75,822	$(25,812)
Impairment of property and equipment and right-of-use assets (a)	-	-	-	2,561
Software implementation costs (b)	641	-	3,095	-
Restructuring plan activities, net (c)	195	(10,743)	(76,964)	24,017
Government emergency wage and rent subsidy (d)	(758)	(1,446)	(4,354)	(3,445)
Adjusted results from operating activities	$(1,743)	$2,260	$(2,401)	$(2,679)

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring Plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net income (loss)	$(1,864)	$14,467	$76,836	$(28,711)
Impairment of property and equipment and right-of-use assets (a)				2,561
Software implementation costs (b)	641		3,095
Restructuring plan activities, net (c)	195	(10,743)	(76,964)	24,017
Government emergency wage and rent subsidy (d)	(758)	(1,446)	(4,354)	(3,445)
Recovery of income taxes (e)			(1,000)
Adjusted net income (loss)	$(1,786)	$2,278	$(2,387)	$(5,578)

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring Plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(e)	Represents reversal of previously accrued estimate of income tax liabilities that was compromised by the Restructuring Plan activities.

Reconciliation of fully diluted net earnings (loss) per common share to Adjusted fully diluted net earnings (loss) per common share

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Weighted average number of shares outstanding, fully diluted	26,359,969	26,214,573	26,300,289	26,143,963

Adjusted weighted average number of shares outstanding, fully diluted	26,359,969	26,767,470	27,584,128	26,143,963

Net income (loss)	$(1,864)	$14,467	$76,836	$(28,711)

Adjusted net income (loss)	$(1,786)	$2,278	$(2,387)	$(5,578)

Net earnings (loss) per share, fully diluted	$(0.07)	$0.54	$2.79	$(1.10)

Adjusted net income (loss) per share, fully diluted	$(0.07)	$0.09	$(0.09)	$(0.21)

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net income (loss)	$(1,864)	$14,467	76,836	$(28,711)
Finance costs	71	35	104	3,260
Finance income	(28)	(53)	(118)	(361)
Depreciation and amortization	1,043	846	3,019	6,166
Recovery of income taxes	-	-	(1,000)	-
EBITDA	$(778)	$15,295	78,841	$(19,646)
Additional adjustments:
Stock-based compensation expense (a)	392	198	937	778
Impairment of property and equipment and right-of-use assets (b)	-	-	-	2,561
Software implementation costs (c)	641	-	3,095	-
Restructuring plan activities, net (d)	195	(10,743)	(76,964)	24,017
Government emergency wage and rent subsidy (e)	(758)	(1,446)	(4,354)	(3,445)
Adjusted EBITDA	$(308)	$3,304	1,555	$4,265

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(c)	Represents costs related to implementation and configuration of software solutions.
(d)	Represents the costs related to the Restructuring Plan activities, net.
(e)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Operating results for the three months ended October 30, 2021 compared to the operating results for the three months ended October 31, 2020

Sales. Sales for the three-months ended October 30, 2021 decreased 15.3%, or $4.0 million, to $22.2 million from $26.2 million in the prior year quarter. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently in the second quarter of Fiscal 2020 as part of its Restructuring Plan pursuant to the CCAA, exited all of its brick-and-mortar stores except for 18 Canadian stores which were reopened on August 21, 2020. Accordingly, brick and mortar sales for the quarter compare favorably to the prior year quarter by $1.0 million since stores were not open for two of the three months in the prior year. Sales from e-commerce and wholesale channels decreased by $5.1 million or 22.9% to $17.1 million from $22.1 million in the prior year quarter with the transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities. E-commerce and wholesale sales represented 77.1% of sales compared to 84.3% of sales in the prior year quarter.

Gross Profit. Gross profit of $8.6 million for the three-months ended October 30, 2021 decreased by $2.2 million or 20.4% from the prior year quarter due to a decline in sales during the period, higher retail lease expenses and lower gross margin on tea, partially offset by lower delivery and distribution costs, compared to the prior year quarter. Gross profit as a percentage of sales decreased to 38.7% for the quarter compared to 41.3% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $3.1 million or 43.9% to $10.2 million in the quarter compared to the prior year quarter. Excluding the impact of software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A increased by $1.8 million or 20.9% to $10.4 million in the quarter primarily due to increases in recurring software related costs, staffing and online marketing expenses as we continue the transformation to a digital first organization. Adjusted SG&A as a percentage of sales in the quarter increased to 46.7% from 32.7% in the prior year quarter.

Restructuring Plan activities, net. Restructuring plan activities, net includes an expense of $195 thousand related to professional services in connection with the completion of the CCAA proceedings compared to a gain of $10.7 million in the prior year quarter.

Results from Operating Activities. Results from operating activities during the quarter were negative $1.8 million compared to earnings of $14.4 million in the prior year quarter. Excluding the impact of the Restructuring Plan, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $1.7 million in the quarter compared to an income of $2.3 million in the prior year quarter. The decrease in operating results is explained by the lower Gross profit and the increased SG&A in pursuit of our ongoing transformation to a digital first organization.

Finance Costs. Finance costs amounted to $71 thousand in the three-months ended October 30, 2021 which is comparable to nil from the prior year quarter.

Finance Income. Finance income of $28 thousand is derived mainly from interest on cash on hand and has decreased from the prior year quarter.

Net income (loss). Net loss was $1.9 million in the quarter ended October 30, 2021 compared to a Net income of $14.5 million in the prior year quarter. Adjusted net loss, which excludes the impact of Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, software implementation costs and recovery of income taxes amounted to a Net loss of $1.8 million compared to a Net income of $2.3 million in the prior year quarter.

Fully diluted earnings (loss) per common share. Fully diluted loss per common share was $0.07 in the quarter ended October 30, 2021 compared to fully diluted earnings per common share of $0.54 in the prior year quarter. Adjusted fully diluted loss per common share, which is Adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.07, compared to $0.09 in the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $778 thousand in the quarter ended October 30, 2021 compared to $15.3 million in the prior year quarter representing a decrease of $16.1 million over the prior year quarter. Adjusted EBITDA for the quarter ended October 30, 2021, which excludes the impact of stock-based compensation expense, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs was negative $308 thousand compared to $3.3 million for the same period in the prior year. The decrease in Adjusted EBITDA of $4.1 million reflects the decline in sales from last year’s pandemic-fueled surge of online sales, increases in recurring software related costs, planned increases in online marketing and staffing costs, partially offset by an improved delivery and distribution cost structure.  All is an outcome of the continued transformation efforts resulting in the realignment of the business model to primarily an e-commerce and wholesale distribution model.

Operating results for the nine months ended October 30, 2021 compared to the operating results for the nine months ended October 31, 2020

Sales. Sales for the nine-months ended October 30, 2021 decreased 21.2%, or $17.3 million, to $64.2 million from $81.5 million in the prior year. On March 17, 2020, in response to the COVID-19 pandemic, the Company temporarily closed all its retail stores in Canada and the United States, and subsequently in second quarter of Fiscal 2020 as part of its formal Restructuring Plan, exited all of its brick-and-mortar stores except for 18 Canadian stores which were subsequently reopened on August 21, 2020. Accordingly, brick and mortar sales for the nine-month period ended October 30, 2021 declined compared to the prior year period by $7.9 million or 40.9% to $11.4 million. Sales from e-commerce and wholesale channels decreased by $9.4 million or 15.1% to $52.7 million, from $62.1 million in the prior year. For the nine-month period ended October 30, 2021, e-commerce and wholesale sales represented 82.1% of total sales as opposed to 76.2% in the same period in the prior year.

Gross Profit. Gross profit of $27.4 million for the nine-month period ended October 30, 2021 decreased by $6.7 million or 19.7% from the same period of the prior year due primarily to a decline in sales and a lower gross margin during the period, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the same period in the prior year. Gross profit as a percentage of sales increased to 42.6% for the nine-month period compared to 41.8% in the same period in the prior year.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) decreased by $7.4 million or 20.5%, to $35.9 million in the nine-months ended October 30, 2021 from the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets for the nine-month period ended October 31, 2020, the impact of software implementation costs, and the impact of the wage and rent subsidies received under the Canadian Government COVID-19 Economic Response Plan, Adjusted SG&A decreased by $7.0 million or 19.0% to $29.8 million during the nine-month period ended October 30, 2021 compared to $36.8 million in the same period in the prior year. In connection with our Restructuring Plan, we terminated the leases for all of our stores in North America during the nine-month period ended October 31, 2020, except for 18 Canadian stores which reopened on August 21, 2020. As a result, during the nine-month period ended October 30, 2021, wages, salaries and employee benefits were reduced by $5.0 million and we realized a reduction of $2.3 million in amortization expenses due to a lower right-of-use asset value at the beginning of the period. Adjusted SG&A as a percentage of sales for the nine-months ended October 30, 2021 decreased to 46.1% from 45.1% in the prior year quarter.

Restructuring Plan activities, net. Restructuring Plan activities, net amounting to a gain of $76.9 million for the nine-month period ended October 30, 2021 compares favorably to a loss of $24.0 million recorded in the same period in the prior year. Included in this period’s gain is the impact of the Sanction Order that was granted on June 16, 2021. Therein, net liabilities subject to compromise amounting to $95.3 million were settled according to the Sanction Order by payment of $17.6 million through the Monitor to creditors who had duly proven their claims as part of the claims process. The resulting gain of $79.9 million was reduced by $1.7 million of professional fees in connection with the CCAA proceedings and presented in the interim consolidated statements of income (loss) and comprehensive income (loss) and in the condensed statement of income (loss) in management’s discussion and analysis of financial condition and results of operations under Restructuring plan activities, net and Recovery of income taxes.

Results from Operating Activities. Results from operating activities during the nine-month period ended October 30, 2021 was $75.8 million compared to a loss of $25.8 million for the same period in the prior year. Excluding the impact of the impairment of property and equipment and right-of-use assets, the impact of the Restructuring Plan announced on July 8, 2020, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $2.4 million in the nine-month period ended October 30, 2021 compared to a loss of $2.7 million in the same period in the prior year. The improvement in operating results is partially explained by the reduced SG&A required to support approximately 82.1% of sales generated from e-commerce and wholesale and a slightly better gross profit margin.

Finance Costs. Finance costs amounted to $104 thousand in the nine-months ended October 30, 2021, a decrease of $3.3 million from the prior year quarter. The interest expense relates to the accounting for lease liabilities has decreased from the prior year period due to the reduction in our store footprint.

Finance Income. Finance income of $118 thousand is derived mainly from interest on cash on hand and has decreased from the prior year period.

Net income (loss). Net income was $76.8 million in the nine months ended October 30, 2021 compared to a Net loss of $28.7 million in the prior year period. Adjusted net loss, which excludes the Restructuring plan activities, the subsidies received from the Canadian government under the COVID-19 Economic Response Plan, the impairment of property and equipment and right-of-use assets, and the costs related to software implementation amounted to $2.4 million compared to a net loss of $5.6 million in the prior year period. This $3.2 million improvement is driven by the same reasons mentioned above in “Results from operating activities”.

Fully diluted earnings (loss) per common share. Fully diluted earnings per common share was $2.79 in the nine months ended October 30, 2021 compared to a fully diluted loss per common share of $1.10 in the prior year period. Adjusted fully diluted loss per common share, which is Adjusted net income on a fully diluted weighted average shares outstanding basis, was $0.09, compared to a fully diluted loss of $0.21 in the prior year period.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $78.8 million in the nine-month period ended October 30, 2021 compared to a negative $19.6 million in the same period in the prior year representing an improvement of $98.4 million over the prior year period. Adjusted EBITDA for the nine-month period ended October 30, 2021, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and costs related to software implementations amounted to $1.6 million compared to $4.3 million for the same period in the prior year. The decrease in Adjusted EBITDA of $2.7 million is an outcome of the restructuring efforts to realign the business model to primarily e-commerce and wholesale distribution.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2021			Fiscal Year 2020				Fiscal year 2019
	Third	Second	First	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	$	$	$	$	$	$	$	$

Sales	22,203	18,743	23,249	40,189	26,225	23,031	32,242	73,538
Net income (loss)	(1,864)	75,478	3,221	(27,222)	14,467	2,609	(45,788)	(5,701)

EBITDA	(778)	75,493	4,126	(25,918)	15,295	5,426	(40,367)	(1,097)
Adjusted EBITDA	(308)	(641)	2,505	5,384	3,834	1,365	(935)	9,971

Net earnings (loss) per share:
Basic	(0.07)	2.87	0.12	(1.04)	0.55	0.10	(1.76)	(0.22)
Fully diluted	(0.07)	2.75	0.12	(1.01)	0.54	0.10	(1.76)	(0.22)
Adjusted fully diluted	(0.01)	(0.07)	0.05	0.15	0.09	(0.06)	(0.26)	0.14

Weighted average number of shares outstanding:
Basic	26,359,969	26,299,094	26,296,690	26,128,971	26,214,573	26,128,971	26,088,127	26,080,529
Fully diluted	26,359,969	27,455,005	27,400,840	26,925,264	26,767,470	26,925,264	26,088,127	26,080,529

Cash	13,367	12,051	31,321	30,197	21,925	34,285	39,343	46,338
Accounts receivable	4,602	6,986	6,625	6,157	7,669	6,757	4,371	6,062
Prepaid expenses and deposits	4,835	5,580	11,578	14,470	13,400	8,476	4,928	4,542
Inventories	39,802	38,055	29,258	23,468	26,176	24,354	23,450	22,363
Trade and other payables	13,958	12,533	6,154	4,152	3,621	6,460	18,000	20,794

Liquidity and Capital Resources

As at October 30, 2021, we had $13.4 million of cash, primarily held by major Canadian financial institutions.

Working capital was $42.3 million as at October 30, 2021, compared to $62.7 million, excluding liabilities subject to compromise, as at January 30, 2021. The decrease in working capital is substantially explained from the use of cash on hand to pay for the settlement of obligations according to the Restructuring Plan Sanction Order amounting to $17.6 million.

Our working capital requirements are for the purchase of inventory, payment of payroll and other operating costs, including software purchases and implementation costs. Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. We fund our operating, capital and working capital requirements from a combination of cash on hand and cash provided by operating activities.

As at October 30, 2021, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, net of $0.3 million of advances, amounting to $5.9 million which are expected to be discharged within 12 months.

Cash Flow

A summary of our cash flows provided by (used in) operating, financing and investing activities is presented in the following table:

	For the three months ended		For the nine months ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
	$	$	$	$
Cash flows provided by (used in):
Operating activities	1,553	(12,016)	(16,219)	(19,896)
Financing activities	(237)	(250)	(559)	(5,821)
Investing activities	-	(94)	(52)	1,304
Increase (decrease) in cash	1,316	(12,360)	(16,830)	(24,413)

Three months ended October 30, 2021 compared to three months ended October 31, 2020

Cash flows provided by (used in) operating activities. Net cash provided by operating activities amounted to $1.6 million for the quarter ended October 30, 2021, representing a change of $13.6 million from the net cash used in operations of $12.0 million in the third quarter of the prior year. The improvement/increase is primarily due to $17.6 million paid to the Company’s creditors in order to legally emerge from the formal restructuring process and an increase in inventories in anticipation of our peak selling season in the fourth fiscal quarter.

Cash flows used in financing activities.  Net cash flows used in financing activities of $237 thousand during the quarter ended October 30, 2021 represents a reduction of $13 thousand compared to the prior year third quarter due to a reduction of lease liabilities resulting from the termination of the majority our store leases in Fiscal 2020.

Cash flows used in investing activities. Cash flows used in investing activities of $nil thousand in the quarter ended October 30, 2021, compares to the $94 thousand used in the quarter ended October 31, 2020.

Nine months ended October 30, 2021 compared to nine months ended October 31, 2020

Cash flows used in operating activities. Net cash used in operating activities amounted to $16.2 million for the nine-month period ended October 30, 2021, representing a change of $3.7 million from the net cash used in operations of $19.9 million in the third quarter of the prior year. The decrease is primarily due to $17.6 million paid to the Company’s creditors in order to legally emerge from the formal restructuring process and the increased purchase of inventories in anticipation of our peak selling season.

Cash flows used in financing activities. Net cash flows used in financing activities of $559 thousand during the nine-month period ended October 30, 2021 represents a reduction of $5.3 million compared to the prior year third quarter due to a reduction of lease liabilities resulting from the termination of our store leases.

Cash flows provided by (used in) investing activities. Cash flows used in investing activities for the nine-months ended October 30, 2021 was $52 thousand and compares against $1.3 million provided by investing activities for the nine-months ended October 31, 2020 primarily due to the repayment of a loan from a Company controlled by an executive employee.

Off-Balance Sheet Arrangements

Other than operating lease obligations, we have no off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for future purchase obligations. As of October 30, 2021, the Company has financial commitments in connection with the purchase of goods or services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $0.3 million of advances, amounting to $5.9 million (January 30, 2021 - $14.1 million, net of $6.8 million of advances) are expected to be discharged within 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of October 30, 2021.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during our quarter ended October 30, 2021 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended January 30, 2021, and as modified in our Form 10-Q filed with the SEC on June 15, 2021 and our Form 10-Q filed with the SEC on September 14, 2021.

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

DAVIDsTEA INC.

Date: December 14, 2021	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive and Brand Officer

