Form 10-K
period 2022-01-29
DAVIDsTEA Inc.
filed 2022-04-29
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes x No ☐

As of July 31, 2021, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s Common Shares held by non-affiliates was US$13,200,483.

As of April 22, 2022, 26,427,929 common shares of the registrant were outstanding.

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

On April 22, 2022, the Bank of Canada exchange rate was US$1.00 = CAD$1.2702.

All references to our website contained herein do not constitute incorporation by reference of information contained on such website and such information should not be considered part of this document.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “expects”, “may”, “will”, “should”, “approximately”, “intends”, “plans”, “estimates” or “anticipates” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our strategy of transitioning to e-commerce and wholesale sales, future sales through our e-commerce and wholesale channels, our results of operations, financial condition, liquidity and prospects, and the impact of the COVID-19 pandemic on the global macroeconomic environment.

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

•

Our ability to successfully pivot our business to a digital first strategy, supported by our wholesale distribution capabilities and our retail operations, including our ability to attract and retain employees who are instrumental to growing our online and wholesale channel businesses;

•

The duration and impact of the ongoing COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers and partners;

•	Our ability to maintain and enhance our brand image;

•	Significant competition within our industry;

•

Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities, in particular in light of supply chain disruptions due to the ongoing COVID-19 pandemic or the war in Ukraine;

•	Actual or attempted breaches of data security; and

•	The seasonality of our business.

All forward-looking statements should be evaluated with the understanding of their inherent uncertainty. These statements are based upon information available to us as of the date of this Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Annual Report on Form 10-K might not occur, and investors are cautioned not to unduly rely upon these statements.

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

While we believe these opinions and expectations are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties, and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in this Form 10-K.

PART I

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

All references herein to the Company’s fiscal years are as follows:

Fiscal year	Year ended	Number of weeks
Fiscal 2017	February 3, 2018	53
Fiscal 2018	February 2, 2019	52
Fiscal 2019	February 1, 2020	52
Fiscal 2020	January 30, 2021	52
Fiscal 2021	January 29, 2022	52

Our Company

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,500 grocery stores and pharmacies, and 18 company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all.

Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

Our Market and Competition

We participate in a large and growing global tea market which, combined with the relatively low percentage of tea sales in North America, makes the market opportunity very attractive. The markets for tea products in Canada and the United States are highly fragmented and we compete with many relatively small independently owned tea retailers and several regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and tea-related beverages. We also compete with other vendors of loose‑leaf teas, tea sachets and ready‑to‑drink teas, such as club stores, wholesalers, and internet suppliers, as well as with houseware retailers and suppliers that offer tea wares and related accessories.

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

Our Product Offerings

We offer a significant variety of premium loose‑leaf teas, and pre-packaged teas, tea sachets, tea-related gift’s and accessories. We also offer on‑the‑go craft tea beverages in our retail stores.

Teas

Our loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts can be enjoyed by consumers at home, on‑the‑go or at work. Our different flavors of loose-leaf tea span eight different tea categories: white, green, oolong, black, pu’erh, mate, rooibos, and herbal tea. Our tea collection features over 30% certified organic teas, and to our knowledge makes us the largest organic loose-leaf provider on the market. We carry only responsibly sourced and fairtrade certified blends. Our teas and ingredients used in our tea blends are sourced from various regions around the world, including from China, South Korea, Japan, Taiwan, Vietnam, India, Nepal, Kenya, Sri Lanka, South Africa, Thailand and Canada. In addition to loose‑leaf teas, we sell pre‑packaged teas and tea sachets to make the tea experience more convenient. Our tea-related gifts include special edition seasonal and holiday gift packages as well as novelty themed gifts that continue to innovate with new themes, seasonal collections and visually appealing gift boxes designed for entertaining. Our tea gifts are substantially all either fully recyclable or compostable.

Tea Accessories

Our tea accessories are created to make the tea preparation process and tea experience more convenient, fun, and easy at home or on-the-go. Tea accessories include tea mugs, travel mugs, teacup sets, teapots, tea makers, kettles, infusers, filters, frothers, tins and spoons. Many of our accessories are crafted with unique functional features to improve tea preparation and consumption as well as with visually appealing colors and designs consistent with our brand aesthetic.

Distribution Channels

We have strategically pivoted the organization to serve consumer demand by leveraging our digital channels supported by emerging omni-channel fulfillment capabilities, including by online pick-up in store and curbside pick-up. These strategies align with rapidly evolving consumer preferences as we refocus our energies to provide consumers with an enhanced shopping experience on our online channels. We believe our continued efforts to transform our business to a digital first organization will improve our customer experience, our overall performance, and ultimately position us for long-term growth.

Digital Retail

Our online store, www.davidstea.com, features our full assortment of premium loose‑leaf teas, pre-packaged teas, tea sachets and tea-related gifts and accessories. To drive increased sales through our website, we utilize online‑specific marketing and promotions in addition to employing banner advertisements, search engine optimization and pay‑per‑click arrangements on various social media platforms to help drive customer traffic to our website. The use of influencers and affiliates with like-minded brands are also helping to attract customers to our online store.  We periodically enhance our online store with new features and functionality to improve our customers’ experience and accessibility for mobile users. We have also launched a select assortment on the Amazon Marketplace that complements our full product assortment on our online store.

Wholesale

We sell our tea and related products to premium grocery and drugstore chains throughout Canada.  We believe that the broad distribution of select tea blends helps to service not only existing customers but also attract new customers to our exclusive sachet tea offerings, while ultimately also driving greater brand awareness and traffic to our online and retail stores where our full selection of products including loose-leaf tea blends and packaged gifts become available.  In Fiscal 2021, demand from hotels, restaurants and various other office and corporate customers was softened by the impact of the ongoing COVID-19 pandemic.

Retail Stores

Over the last decade, our brand connected with consumers and created a reputation of quality and innovation driven primarily from our in-store experience.  The secular decline in retail and consumers’ move to many things digital has significantly impacted our business.  We continue our transition to a digital first organization, complemented by select stores strategically located throughout Canada and we continue to re-invent our in-store experience.

Our retail footprint consists of 18 mall-based stores in Canada. Each store exterior prominently displays the DAVIDsTEA teal signage and our in-store Tea Guides’ passion for tea and wellness permeate our culture. A key element of the retail experience is our “Tea Wall,” a focal point of the store. Our Tea Guides help to create a highly interactive and immersive multi-sensory experience for our customers. The Tea Guides facilitate customers’ interaction with our products through education and sampling, which allows our customers the opportunity to appreciate the compelling attributes of tea as well as the ease of preparation.

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

We are focused on amplifying all marketing and advertising efforts to help build brand awareness and increase sales on our digital platforms. Such marketing efforts include communications with our Super Steeper and Frequent Steeper loyalty members and using paid and non-paid media programs to help create demand on platforms such as Facebook, Instagram, Pinterest, LinkedIn, YouTube, TikTok and Yelp.

COVID-19 has impacted our in-store marketing efforts due to the social distancing and other regulatory requirements and protocols. Notwithstanding this, we differentiate our business through a field‑based marketing approach to build brand awareness and drive customers to our stores and website in both new and existing markets.

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

Our innovation also extends to creating new and exciting merchandise to make the tea consumption and experience more convenient and stimulating at home or on-the-go. Since our merchandising team designs and develops most of our products in‑house, we believe we are better positioned than our competitors who do not have such an in-house function to create the unique and proprietary designs that make consuming loose‑leaf tea easier and more enjoyable for our customers. We believe the combination of our product selection and our product innovation allows us to offer customers a distinctive assortment that differentiates us from other specialty tea retailers.

Sourcing and Manufacturing

We do not own or operate any tea estates or blending operations; instead, we work with vendors who source ingredients for our teas and tea blends from all over the world. Many of our tea blenders are in either Germany or the United States. Since we founded the Company in 2008, we have developed strong relationships with our vendors. These relationships are important, as we depend on our vendors to provide us with the highest quality teas and ingredients from around the world. Our quality control process includes both in-house testing and vendor testing. Therefore, in addition to bringing our designs for tea blends to fruition, our vendors play an important role in quality control and in ensuring our teas meet applicable regulatory guidelines. Our tea merchandise is sourced from several suppliers who manufacture to our unique and proprietary designs.

 Warehouse and Distribution Facilities

We distribute our loose-leaf teas, pre-packaged teas, tea sachets, tea-related gifts and, accessories to our stores and our online customers from third-party distribution centers.  In September 2021, we consolidated the North American distribution of our products to one facility located in Longueuil, Québec, Canada.  Prior to this, the Company distributed products throughout Canada from Sherbrooke, Québec and throughout the U.S. from Champlain, New York using third-party logistics facilities in these locations. Our products are typically shipped to our customers via third‑party national transportation providers multiple times per week.

We also assemble finished goods from our production facility located in Montreal, Québec. COVID-19 has heighted the importance of our health and safety protocols on our production, warehouse, and distribution facilities. Social distancing and other health and safety requirements, including cleanliness protocols, have put constraints on our production capacity, which we have addressed through additional operating shifts and automating manual processes where possible.

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

Trademarks and Other Intellectual Property

We regard intellectual property and other proprietary rights as important to our success. In addition to registered intellectual property, such as our patents and marks, we also rely upon trade secrets and know‑how to develop and maintain our competitive position. We protect our intellectual property rights through a variety of methods, including by availing ourselves of trademark and trade secret laws and by entering into confidentiality agreements with vendors, employees, consultants, and others who have access to our proprietary information.

We own several trademarks and service marks that have been registered with the Canadian Intellectual Property Office and the U.S. Patent and Trademark Office, including DAVIDsTEA®. We have also registered our stylized logos, and we own domain names, including www.davidstea.com. In addition, we have registered or have applied to register one or more of our marks in several foreign countries and expect to continue to do so in the future. However, we cannot be certain that we can obtain the registration for the marks in every country where we apply for registration.

We must constantly protect against any infringement by competitors. If we believe a competitor has infringed or is infringing upon our rights, we may take legal action, which could result in litigation, in which case we may incur significant expenses and divert significant management attention from our business operations.

Human Capital

As of January 29, 2022, we employed a total of 204 full‑time employees and 174 part‑time employees in Canada. Of those employees, 133 were employed in our corporate office, 69 in our production and distribution operations and 176 in our store network. None of our employees is represented by a labor union.

Our employees are united by our goal of infusing people’s lives with positivitea. Our human capital resources objectives include identifying, recruiting, retaining and incentivizing our existing and new employees. We foster a people-first approach through connection and collaboration, focusing on mental & physical wellness, diversity and inclusion, family, sustainability, and community involvement. We offer hybrid and flexible work options, generous time off and professional development and training. We believe that fostering this openness and flexibility within our organization is how we encourage a collaborative work environment resulting in new ideas and continuous improvement.

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

Corporate Information

DAVIDsTEA Inc. was incorporated under the Canada Business Corporations Act on April 30, 2008, and our principal executive offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. Our telephone number at our principal executive offices is (888) 873‑0006. Our website address is www.davidstea.com.

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

Our website is located at www.davidstea.com, and our investor relations website is located at http://ir.davidstea.com. The contents of our website are not part of this Annual Report on Form 10-K. Our electronic filings with the SEC and the AMF (including all annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and any amendments to these reports), including the exhibits, are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC and the AMF. Additional information relating to the Company, including directors’ and officers’ remuneration and indebtedness, principal holders of the Company’s securities and securities authorized for issuance under equity compensation plans is also contained in the Company’s management information circular, which will be available on SEDAR at www.sedar.com or on EDGAR at www.sec.gov.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below together with all the other information contained in this Annual Report on Form 10-K and in our other public disclosures. If any of the following risks occurs, our business, prospects, operating results and financial condition could suffer materially, the trading price of our common shares could decline, and you could lose all or part of your investment in our shares. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known to us or that are currently deemed immaterial that may adversely affect our business and financial condition. These risk factors could cause actual results to differ materially from those expressed or implied in any of our forward-looking statements.

Risk Factor Summary

Risks Related to Operational and Strategic Matters

•

Our transition from a focus on sales through retail stores to online sales and sales through wholesale channels required that we expand and improve our operational delivery capabilities and has strained our operational, managerial, and administrative resources, which may adversely affect our business.

•	We may need to raise additional capital in the future. If we are unable to obtain adequate funding on terms acceptable to us, we may be unable to execute our business plan.

•

Because our business is highly concentrated on a single, discretionary product category - tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts and accessories - we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

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

•	If we are unable to attract, train, assimilate and retain employees that embody our culture, we may not be able to grow or successfully operate our business.

•	Loss of key employees, an inability to attract and retain qualified employees or increased labor costs could adversely affect our results of operations and growth potential.

•	Litigation may adversely affect our business, financial condition, results of operations or liquidity.

Risks Related to External and Economic Matters

•	We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect our growth plans and our financial results.

•	Because we rely on a limited number of third‑party suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

•

A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, because of weather conditions, earthquakes, pandemic, epidemic crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

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

•	Fluctuations in economic conditions could materially impact our operating results.

•	We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

•

Geopolitical conditions, including trade disputes and direct or indirect acts or war or terrorism, could have an adverse effect on our operations, in particular our global supply chain, and adversely impact our financial results.

•	Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of common shares.

•	We face risks from the shifting dynamics in international trade.

•	Fluctuations in our results of operations for the fourth fiscal quarter have a disproportionate effect on our overall financial condition and results of operations.

Risks Related to Regulatory, Data Privacy and Compliance Matters

•

Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws. Enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

•	We are subject to customer payment-related risks that could increase operating costs or exposure to fraud or theft, subject us to potential liability and potentially disrupt our business.

•	We rely significantly on information technology systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to operate our business effectively.

•	Data security breaches could negatively affect our reputation, credibility, and business.

•	Use of social media may adversely affect our reputation or subject us to fines or other penalties.

•

Our failure to comply with existing or new regulations, both in the United States and Canada, or an adverse action regarding product claims or advertising could have a material adverse effect on our results of operations and financial condition.

•	We may not be able to protect our intellectual property adequately, which could harm the value of our brand and adversely affect our business.

•

We rely on independent certification for a number of our products and our marketing of products marked “Organic”, “Fair Trade” and “Kosher”. Loss of certification within our supply chain or as relates to our manufacturing process or failure to comply with government regulations pertaining to the use of such marketing claims could harm our business.

Risks Related to Accounting and Tax Matters

•	Changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results from operations and financial condition.

•	Our ability to use our net operating loss carryforwards in the United States may be subject to limitation in the event we experience an “ownership change”.

•

Our transfer pricing policies are subject to audit, with respect to which an unfavorable outcome could take a disproportionate share of our management’s attention and negatively affect our financial condition.

•	We currently report our financial results under IFRS, which differs in certain significant respects from U.S. GAAP.

Risks Relating to Ownership of Our Common Shares

•	Our largest shareholder owns approximately 46% of our common shares, which may limit our minority shareholders’ ability to influence corporate matters.

•	Our stock price may be volatile or may decline.

•	Our articles and bylaws contain provisions that may have the effect of delaying or preventing a change in control.

•

Because we are a federally incorporated Canadian corporation and all of our directors and officers are resident in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States.

•	We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

•	There could be adverse tax consequence for our shareholders in the United States if we are a passive foreign investment company.

•	Shareholder activism, including public criticism of our company or our management team or litigation, may adversely affect our stock price.

Risks Related to Operational and Strategic Matters

Our transition from a focus on sales through retail stores to online sales and sales through wholesale channels required that we expand and improve our operational delivery capabilities and has strained our operational, managerial, and administrative resources, which may adversely affect our business.

Our current business strategy involves a transition to online sales and sales through wholesale channels of our high-quality tea and accessories, from our previous business model focused on sales through our retail stores. This transition has placed increased demands on our operational, managerial, administrative, and other resources, which may be inadequate to support the transition. Our senior management team may be unable to effectively address challenges involved with the transition from a focus on sales primarily through retail stores to a focus on online sales and sales through wholesale channels, given the substantial differences in those sales environments. We will also need to continue to enhance our operational management systems, financial and management controls, and information systems, and to hire, train and retain qualified and capable personnel. Implementing or enhancing our infrastructure, management systems, information systems, controls, and procedures, particularly as they relate to online sales, and any changes to our existing operational, managerial, administrative and other resources could negatively affect our results of operations and financial condition.

We may need to raise additional capital in the future. If we are unable to obtain adequate funding on terms acceptable to us, we may be unable to execute our business plan.

To remain competitive, we must continue to make investments in the development of our products, the expansion of our online presence, our management information systems and our sales and marketing activities. If cash generated from operations is insufficient to fund such growth, we could be required to raise additional funds. Currently we do not have a committed source of funding in place and there can be no assurance that any funding or sources of financing will be available to us, or if available, on terms favorable to us. If we cannot raise the required capital when needed, we may not be able to satisfy the demands of existing and prospective customers, we could lose revenue and market share and we may have to curtail our capital expenditures.

Because our business is highly concentrated on a single, discretionary product category - tea, including loose-leaf teas, pre-packaged teas, tea sachets, and tea-related gifts and accessories - we are vulnerable to changes in consumer preferences and in economic conditions affecting disposable income that could harm our financial results.

Our business is not diversified and consists primarily of developing, sourcing, marketing, and selling loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and craft beverages. Consumers’ preferences change rapidly and without warning, moving from one trend to another among many retail concepts. Therefore, our business is substantially dependent on our ability to educate consumers on the many positive attributes of tea and anticipate shifts in consumers’ tastes. Any future shifts in consumer preferences away from the consumption of beverages brewed from premium loose‑leaf teas would also have a material adverse effect on our results of operations. For example, there has been an increasing focus on health and wellness, which we believe has increased demand for products, such as our teas, that are perceived to be healthier than other beverage alternatives. If such consumer preference trends change, or if our teas are not perceived to be healthier than other beverage alternatives, our financial results could be adversely affected.

Consumer purchases of specialty retail products, including our products, are discretionary in nature and are historically affected by economic conditions such as changes in employment, salary and wage levels, and confidence in prevailing and future economic conditions as may be affected by geopolitical issues, such as the Russian invasion of Ukraine, trade restrictions, unseasonable weather, pandemics, including the current COVID-19 pandemic, as well as the transition to selling our products primarily online and other factors that are outside of our control. Discretionary purchases may decline during recessionary periods or at other times when disposable income is lower, such as during highly inflationary periods. Further, due to the COVID-19 pandemic and our permanent store closings, our financial performance has become more susceptible to fluctuations in online consumer spending, as the consumer is limited to purchasing our products through the online store and a selection of products through grocery stores and pharmacies. We have seen significant decreases in consumer spending due to factors such as the pandemic, rising inflation rates and geopolitical conflict, particularly in our industry, and such trends may continue. If periods of decreased consumer spending persist, our sales could decrease, and our financial condition and results of operations could be adversely affected.

Our success depends, in part, on our ability to continue to source, develop and market new varieties of teas and tea blends, tea-related gifts, accessories, and food and beverages that meet our high standards and customer preferences.

We currently offer approximately 150 varieties of teas and tea blends and a wide assortment of tea-related gifts, accessories and food and beverages. Our success depends in part on our ability to continually innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that both meet our standards for quality and appeal to customers’ preferences. We have conducted extensive customer market research to target our efforts, however, failure to innovate, develop, source and market new varieties of loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages that consumers want to buy could lead to a decrease in our sales and profitability.

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

We believe our customers rely on us to provide them with high‑quality teas, tea accessories, and food and beverages. Concerns regarding the safety of our teas, tea accessories, and food and beverages or the safety and quality of our supply chain could cause consumers to avoid purchasing certain products from us or to seek alternative sources of tea, tea accessories, and food and beverages, even if the basis for the concern has been addressed or is outside of our control. Adverse publicity about these concerns, whether or not ultimately based on fact, and whether or not involving teas, tea accessories, and food and beverages sold at our brick-and-mortar stores, could discourage consumers from buying our teas, tea accessories, and food and beverages and have an adverse effect on our brand, reputation and operating results.

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

Maintaining and enhancing our brand image may require us to continue to make substantial investments in areas such as merchandising, marketing, retail and online store operations, wholesale operations, and employee training, which could adversely affect our cash flow, and which may ultimately be unsuccessful. Furthermore, our brand image could be jeopardized if we fail to maintain high standards for merchandise quality and delivery to our online and wholesale customers, if we fail to comply with local laws and regulations, if we experience negative publicity or other negative events that affect our image and reputation, or because of communications by our shareholders. Some of these risks may be beyond our ability to control, such as the effects of negative publicity regarding our suppliers or our shareholders. Failure to successfully market and maintain our brand image could harm our business, results of operations and financial condition.

If we are unable to attract, train, assimilate and retain employees that embody our culture, we may not be able to grow or successfully operate our business.

Our success is partly due to our ability to attract, train, assimilate and retain enough employees, who understand and appreciate our culture, represent our brand effectively and establish credibility with our customers. Due to the changes caused by the COVID-19 pandemic including remote work and the shift in our business model toward online sales, maintaining our culture and training and assimilating employees has proven more difficult and there can be no assurance that we can maintain our culture and the effective representation of our brand going forward. If we are unable to hire and retain store and other personnel capable of consistently providing a high-level of customer service, as demonstrated by their enthusiasm for our culture, understanding of our customers and knowledge of the loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, and food and beverages we offer, the performance of our existing stores, online experience and other aspects of our business could be materially adversely affected and our brand image may be negatively impacted. In addition, the rate of employee turnover in the retail industry is typically high and finding qualified candidates to fill positions may be difficult. Any failure to meet our staffing needs, including for IT professionals or warehouse and distribution facility employees, or any material increases in team member turnover rates could have a material adverse effect on our business or results of operations. We also rely on temporary or seasonal personnel to staff our stores and distribution centers. We may not be able to find adequate temporary or seasonal personnel to staff our operations when needed, which may strain our existing personnel and negatively affect our operations.

Loss of key employees, an inability to attract and retain qualified employees or increased labor costs could adversely affect our results of operations and growth potential.

Our success will depend in part upon our leadership team and other key management personnel. The loss of any key member of management may prevent the Company from implementing its business plans in a timely manner. Further, labor is a significant component of the cost of operating our business. Our ability to meet labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. Our transition to online sales and sales through wholesale channels from our previous model focused on retail stores has led to an increased need for employees with IT expertise. Our ability to identify and retain qualified IT personnel has been difficult in light of the increased demand for such talent. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. Due to current factors including low unemployment rates we have had difficulty attracting and retaining qualified personnel to staff our warehouse and production facilities. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs, including costs associated with health insurance coverage or workers’ compensation insurance, our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

Litigation may adversely affect our business, financial condition, results of operations or liquidity.

Our business is subject to the risk of litigation by employees, consumers, vendors, competitors, intellectual property rights holders, shareholders, government agencies and others through private actions, class actions, administrative proceedings, regulatory actions, or other litigation. The outcome of litigation, particularly class action lawsuits, regulatory actions, and intellectual property claims, is inherently difficult to assess or quantify. Plaintiffs in these types of lawsuits may seek recovery of very large or indeterminate amounts, and the magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, certain of these lawsuits, if decided adversely to us or settled by us, may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. Regardless of the outcome or merit, the cost to defend future litigation may be significant and result in the diversion of management and other company resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition, results of operations or liquidity.

Risks Related to External and Economic Matters

We face significant competition from other specialty tea and beverage retailers and retailers of grocery products, which could adversely affect our growth plans and us.

The U.S. and Canadian tea markets are relatively fragmented. We compete directly with many small independently owned tea retailers and several regional tea retailers, as well as retailers of grocery products, including loose‑leaf teas, tea sachets and other beverages. We must spend considerable resources to differentiate our customer and product experience. Some of our competitors may have greater financial, marketing, and operating resources than we do. Therefore, despite our efforts, our competitors may be more successful than us in attracting customers.

Because we rely on a limited number of third‑party suppliers and manufacturers, we may not be able to obtain quality products on a timely basis or in sufficient quantities.

We rely on a limited number of decentralized vendors to supply us with straight tea, specialty blended teas and tea-related hardware and accessories on a continuous basis. Our financial performance depends in large part on our ability to purchase tea and tea accessories in sufficient quantities at competitive prices from these vendors. In general, we do not have long‑term purchase contracts or other contractual assurances of continued supply, pricing, or exclusive access to products from these vendors. For example, a significant portion of our tea and tea-related hardware is sourced from Germany and China, respectively. The Russian invasion of Ukraine has had ripple effects globally, including energy supply disruptions to Germany and port closures in China, which may negatively impact our critical supply of products from those regions.

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

Events that adversely affect our vendors could impair our ability to obtain inventory in the quantities and at the quality that we desire. Such events include difficulties or problems with our vendors’ businesses, finances, labor relations, ability to import raw materials, costs, production, insurance, and reputation, as well as natural disasters or other catastrophic occurrences, such as the COVID-19 pandemic and the Russian invasion of Ukraine.

More generally, if we experience significant increased demand for our loose-leaf teas, pre-packaged teas, tea sachets and tea-related gifts, accessories, or food and beverages, or need to replace an existing vendor, additional supplies or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, and that any new vendor may not allocate sufficient capacity to us in order to meet our requirements, fill our orders in a timely manner or meet our strict quality requirements. In the event we are required to find new sources of supply, we may encounter delays in production, inconsistencies in quality and added costs because of the time it takes to train our suppliers and manufacturers in our methods, products, and quality control standards. In particular, the loss of a tea vendor would necessitate that we work with our new vendors to replicate our tea blends, which could result in our inability to sell such tea blends for a period of time or in a change of quality in our tea blends. Any delays, interruption, or increased costs in the supply of loose‑leaf teas or the manufacture of our pre-packaged teas, tea sachets and tea-related gifts, and accessories could have an adverse effect on our ability to meet customer demand for our products and result in lower sales and profitability both in the short and long term.

A shortage in the supply, a decrease in the quality or an increase in the price of tea and ingredients used in our tea blends, because of weather conditions, earthquakes, pandemic, epidemic crop disease, pests or other natural or manmade causes could impose significant costs and losses on our business.

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

All our teas and ingredients used in our blends are currently grown, and a substantial majority of our pre-packaged teas, tea sachets and tea-related gifts, and accessories are currently manufactured outside of the United States and Canada. The United States, Canada, and the countries in which our products are produced or sold internationally have imposed and may impose additional quotas, duties, tariffs, environmental regulations or other restrictions or regulations, or may adversely adjust prevailing quota, duty, or tariff levels. Countries impose, modify, and remove tariffs and other trade restrictions in response to a diverse array of factors, including global and national economic and political conditions that make it impossible for us to predict future developments regarding tariffs and other trade restrictions. Trade restrictions, including tariffs, quotas, embargoes, safeguards, and customs restrictions, could increase the cost or reduce the supply of teas, and tea accessories available to us or may require us to modify our supply chain organization or other current business practices, any of which could harm our business, financial condition, and results of operations.

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

We currently rely upon third‑party warehouse facilities for most of our product receipts from vendors and shipments to our stores and our wholesale and online customers. Our utilization of third‑party warehouse services for our merchandise is subject to risks, including employee strikes, information technology systems failure, and their implementation of appropriate measures to ensure the safety of their employees due to COVID-19. If we change warehousing companies, we could face logistical difficulties that could adversely affect our receipts and delivery of merchandise and we would incur costs and expend resources in connection with such change. Moreover, we may not be able to obtain terms as favorable as those we receive from our current third‑party transportation providers in Canada and the United States that we currently use, which in turn would increase our costs and thereby adversely affect our operating results.

In addition, we currently rely upon third-party transportation providers for all our product shipments from our distribution centers to our stores, wholesale, and online customers. Our utilization of third-party delivery services for our shipments is subject to risk, including increases in fuel prices, which would increase our shipping costs, unexpected limitations on expected activities, employee strikes and inclement weather, which may affect third parties’ abilities to provide delivery services that adequately meet our shipping needs. For example, the COVID-19 pandemic has adversely impacted third-party transportation providers and their ability to operate at expected levels. Our operations may be further materially adversely affected by the temporary closure of our suppliers or third-party delivery services, restrictions on the shipment of our products, and travel restrictions that may be requested or mandated by public authorities.

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

Fluctuations in economic conditions could materially impact our operating results.

                Our operating results could be materially impacted by changes in overall economic conditions and other economic factors that impact consumer confidence and spending, including discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, overall economic slowdown or recession, changes in housing market conditions, changes in government benefits, the availability of credit, interest rates, inflation or deflation, tax rates and other matters could reduce consumer spending. Given the inflation rates in fiscal 2021, there have been and may continue to be increases to our cost of goods, supply chain costs and labor costs. In addition, any other economic factors or circumstances resulting in higher transportation, labor, insurance or healthcare costs or commodity prices could increase our merchandise costs and operating, general and administrative expenses and otherwise adversely affect our financial condition, results of operations or cash flows. Increased fuel prices also have an effect on consumer spending and on our costs of producing and procuring products that we sell. A deterioration in overall economic conditions, the likelihood of which is made more uncertain by recent increases in the inflation rate, could adversely affect our business in many ways, including slowing sales growth, reducing overall sales and reducing gross margins. We are unable to predict how the global economy and financial markets will perform. If the global economy and financial markets do not perform as we expect, it could adversely affect our financial condition, results of operations or cash flows.

We face business disruption and related risks resulting from the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations.

COVID-19 spread rapidly throughout the world, prompting governments and businesses to take unprecedented measures in response. On March 17, 2020, we closed all our stores in North America, as subsequently mandated by governments in both Canada and the United States, to protect our employees, customers, and communities in light of the COVID-19 pandemic. As part of the reevaluation of our strategy due to the impact of the COVID-19 pandemic on our retail business and our decision to pursue a restructuring, we significantly decreased our retail footprint, by terminating leases for 164 of our stores in Canada and all 42 of our stores in the United States. Since August 21, 2020, we have maintained a total of 18 retail locations across Canada. As we have moved away from a significant retail footprint and toward an online and wholesale focused business, there is no assurance that the customers will purchase our products at previous volumes through these channels.

Additionally, we rely on our employees, contractors, third-party transportation providers, vendors, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. We cannot predict when any of our contractors, third-party transportation providers, vendors and other business partners will be able to operate at pre-pandemic levels. Nor can we predict the duration of the COVID-19 pandemic and whether existing restrictions may be extended, or new restrictions will be put in place. The Company has at times required substantially all its employees to work remotely. As of March 31, 2022 our offices have re-opened and we have in place policies that allows for a flexible, hybrid model of working.

The Company continues to monitor the situation and take appropriate actions in accordance with recommendations and requirements of relevant authorities. The impacts to date, however, have been significant, including but not limited to the acceleration of our decision to shift away from a significant retail footprint. The ultimate impact is still unknown and largely dependent upon future developments, including but not limited to the duration of the pandemic and its related variants, the temporary or permanent changes in customer demand and consumer spending and shopping habits, and restrictions on the activities of our European and other internationally based suppliers and distribution channels.

The COVID-19 pandemic continues to evolve. The ultimate impact of the COVID-19 pandemic on our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted, such as the duration of the pandemic, including as a result of any new variants, the effectiveness of vaccination, and the impact of these and other factors on our stores, employees, production, warehouse and distribution facilities, distributors, vendors, and customers. If we are not able to respond to and manage the impact of pandemic-related developments effectively, our business, operating results, financial condition, and cash flows could be adversely affected.

Geopolitical conditions, including trade disputes and direct or indirect acts or war or terrorism, could have an adverse effect on our operations, in particular our global supply chain, and adversely impact our financial results.

                Recently, Russia initiated significant military action against Ukraine. In response, Canada, the U.S. and certain other countries imposed significant sanctions and export controls against Russia, Belarus and certain individuals and entities connected to Russian or Belarusian political, business, and financial organizations. Canada, the U.S. and certain other countries could impose further sanctions, trade restrictions, and other retaliatory actions should the conflict continue or worsen. It is not possible to predict the broader consequences of the conflict, including related geopolitical tensions, regional instability, and geopolitical shifts which could materially adversely affect regional economies and the global economy. Such consequences could increase our costs, reduce our sales and earnings, impair our ability to raise additional capital when needed on acceptable terms, if at all, or otherwise adversely affect our business, financial condition, and results of operations.

Further, disruption in our global supply chain could negatively affect our business. The products we sell are sourced from a limited number of suppliers including suppliers in Germany and China, which regions have been significantly impacted by the Russian invasion of Ukraine. As well, the Chinese Government has recently imposed restrictions on one of its major ports in response to COVID-19 and related variant outbreaks. These and any future disruption in our supply chain or inability to find qualified suppliers and access products that meet requisite quality standards in a timely and efficient manner could adversely affect our business. The loss or disruption of such supply arrangements for any reason could interrupt product supply and, if not effectively managed and remedied, have an adverse effect on our business, financial condition, results of operations or cash flows.

Fluctuations in foreign currency exchange rates could harm our results of operations as well as the price of common shares.

The reporting currency for our consolidated financial statements is the Canadian dollar. Changes in exchange rates between the Canadian dollar and the U.S. dollar may have a significant, and potentially adverse, effect on our results of operations. Because we recognize sales in the United States in U.S. dollars, if the U.S. dollar weakens against the Canadian dollar, it would have a negative impact on our U.S. operating results upon translation of those results into Canadian dollars for the purposes of consolidation. Any hypothetical reduction in sales could be partially or completely offset by lower cost of sales.

In addition, most of the purchases we make from our suppliers are denominated in U.S. dollars. As a result, a depreciation of the Canadian dollar against the U.S. dollar increases the cost of acquiring those supplies in Canadian dollars, which negatively affects our gross profit margin. From time to time, we have entered into forward contracts to fix the exchange rate of our expected U.S. dollar purchases in respect to our inventory. However, we have not entered into such contract during Fiscal 2021 and have none outstanding at this time.  Any forward contracts may be inadequate in offsetting any gains and losses in foreign currency transactions, and such gains or losses could have a significant, and potentially adverse, effect on our results of operations.

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

Further, uncertainty related to future protectionist trade policies may have a material adverse effect on global economic conditions and may significantly reduce global trade. Increasing trade protectionism may cause an increase in (i) the cost of goods exported from regions globally, (ii) the length of time required to transport goods, (iii) increased container transportation costs, and (iv) the risks associated with exporting goods. Such increases may significantly affect the quantity of goods to be shipped, shipping time schedules, shipping costs and other associated costs, which could have a material adverse effect on our business, results of operations and financial condition.

Fluctuations in our results of operations for the fourth fiscal quarter have a disproportionate effect on our overall financial condition and results of operations.

Our business is seasonal and, historically, we have realized a higher portion of our sales, earnings, and cash flow from operations in the fourth fiscal quarter, due to the impact of the holiday selling season. Any factors that harm our fourth fiscal quarter operating results, including disruptions in our supply chain, ability of our supply chain to handle higher volumes, adverse weather, unfavorable economic conditions or lesser than anticipated sales of our holiday-specific product assortment, could have a disproportionate effect on our results of operations for the entire fiscal year.

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

Our quarterly results of operations may also fluctuate significantly because of a variety of other factors, including the seasonality of our business. As a result, historical period-to-period comparisons of our sales and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter, particularly the fourth fiscal quarter holiday season, as an indication of our annual results or our future performance.

Risks Related to Regulatory, Privacy and Compliance Matters

Our marketing programs, digital initiatives and use of consumer information are governed by an evolving set of laws. Enforcement trends and unfavorable changes in those laws or trends, or our failure to comply with existing or future laws, could substantially harm our business and results of operations.

We collect, maintain, and use data, including personally identifiable information, provided to us through online activities, other customer interactions in our business, and our employees and service providers. Our business and current and future marketing programs depend on our ability to collect, maintain, use, and otherwise process this data, and our ability to do so is subject to evolving international and U.S. and Canadian federal, state and/or provincial laws, regulations, and enforcement trends with respect to the foregoing. We strive to comply with all applicable laws, regulations and other legal obligations relating to privacy, data protection, information security and consumer protection, including those relating to the use of data for marketing purposes. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, may conflict with other laws, regulations, and legal obligations, or may conflict with our practices. If so, we may suffer damage to our reputation and be subject to public scrutiny, proceedings, or actions against us by governmental entities or others, which could hurt our reputation, force us to spend significant amounts to defend our practices, distract our management, increase our costs of doing business and result in monetary liability, and we could be required to change our practices.

Because the interpretation and application of many laws and regulations relating to privacy, data protection, information security, and consumer protection, along with industry standards, are uncertain, it is possible that relevant laws, regulations, or standards may be interpreted and applied in manners that are, or are alleged to be, inconsistent with our practices. In addition, as privacy, data protection, information security and consumer protection laws and regulations change, we may incur additional costs to ensure we remain in compliance. For example, we have online sales to Californians, which subject us to the California Consumer Privacy Act (“CCPA”), the standards and restrictions of which are in certain cases more stringent than other U.S. privacy laws. Additionally, the California Privacy Rights Act (“CPRA”) was approved by California voters in the November 2020 election. The CPRA significantly modifies the CCPA, creating obligations relating to consumer data beginning on January 1, 2022, with enforcement beginning July 1, 2023. More generally, some observers have noted the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, as observed with the recent Virginia Consumer Data Protection Act, enacted March 2021 and takes effect January 2023, the Colorado Privacy Act, enacted June 2021 and takes effect July 2023, and the Utah Privacy Act, enacted March 2022 and takes effect December 2023. These new state laws could increase our potential liability and adversely affect our business.

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

We accept payments using a variety of methods, including credit cards, debit cards and gift cards. Acceptance of these payment options subjects us to rules, regulations, contractual obligations, and compliance requirements, including payment network rules and operating guidelines, data security standards and certification requirements, and rules governing electronic funds transfers. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs. We rely on third parties to provide payment processing services, including the processing of credit cards, debit cards, and other forms of electronic payment. If these companies become unable to provide these services to us, or if their systems are compromised, it could potentially disrupt our business. The payment methods that we offer also subject us to potential fraud and theft by criminals, who are becoming increasingly more sophisticated, seeking to obtain unauthorized access to or exploit weaknesses that may exist in the payment systems. If we fail to comply with applicable rules or requirements for the payment methods we accept, or if payment-related data is compromised due to a breach or misuse of data, we may be liable for costs incurred by payment card issuing banks and other third parties or subject to fines and higher transaction fees, or our ability to accept or facilitate certain types of payments may be impaired. As a result, our business and operating results could be adversely affected.

We rely significantly on information technology systems and any failure, inadequacy, interruption, or security failure of those systems could harm our ability to operate our business effectively.

We rely on complex information technology systems to effectively manage our business data, communications, point‑of‑sale, supply chain, order entry and fulfillment, inventory and warehouse and distribution centers and other business processes, which technology systems are vital to our continuing operations. The failure of our systems to perform as we anticipate could disrupt our business and result in transaction errors, processing inefficiencies and the loss of sales, causing our business to suffer. Despite any precautions we may take, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, power outages, viruses, security breaches, cyber-attacks, and terrorism, including breaches of our transaction processing or other systems that could result in the compromise of confidential company, customer, or employee data. We maintain disaster recovery procedures, but there is no guarantee that these will be adequate in all circumstances. Any such damage or interruption could have a material adverse effect on our business, cause us to face significant fines, customer notice obligations or costly litigation, harm our reputation with our customers, require us to expend significant time and expense developing, maintaining or upgrading our information technology systems or prevent us from paying our vendors or employees, receiving payments from our customers or performing other information technology, administrative or outsourcing services on a timely basis. Furthermore, our ability to conduct our website operations may be affected by changes in foreign, state, provincial and federal privacy laws and we could incur significant costs in complying with the multitude of foreign, state, provincial and federal laws regarding the unauthorized disclosure of personal information. Although we carry business interruption and cyber-security insurance, our coverage may not be sufficient to compensate us for potentially significant losses in connection with the risks described above.

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

Data security breaches could negatively affect our reputation, credibility, and business.

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

                Recently, data security breaches suffered by well‑known companies and institutions have attracted a substantial amount of media attention, prompting new foreign, federal, provincial, and state laws and legislative proposals addressing data privacy and security, as well as increased data protection obligations imposed on merchants by credit card issuers. As a result, we may become subject to more extensive requirements to protect the customer information that we process in connection with the purchase of our products, resulting in increased compliance costs. Furthermore, the risk of cyberattacks and security breaches and incidents is anticipated to increase as a result of the Russian invasion of Ukraine and the resulting geopolitical unrest. Any breach of our or our third-party service providers’ websites or computer systems could adversely affect our business, credibility and reputation and lead to remediation or litigation-related expenses, which could have a materially adverse effect on our results of operations.

Use of social media may adversely affect our reputation or subject us to fines or other penalties.

Use of social media platforms, user review and recommendation websites and other forms of online communications provides individuals with access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these social media platforms, especially with respect to advertising and consumer privacy, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these social media platforms could adversely affect our reputation or subject us to fines or other penalties.

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

Our business operations, including labeling, advertising, sourcing, distribution, and sale of our products, are subject to regulation by various federal, state, and local government entities and agencies, particularly the FDA, the FTC and the Office of Foreign Asset Control (“OFAC”) in the United States, as well as Canadian entities and agencies, including the Canadian Food Inspection Agency. From time to time, we may be subject to challenges to our marketing, advertising, or product claims in litigation or governmental, administrative, or other regulatory proceedings. Failure to comply with applicable regulations or withstand such challenges could result in changes in our supply chain, product labeling, packaging, or advertising, loss of market acceptance of the product by consumers, additional recordkeeping requirements, injunctions, product withdrawals, recalls, product seizures, fines, monetary settlements, or criminal prosecution. Any of these actions could have a material adverse effect on our results of operations and financial condition.

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

We also strive to protect our intellectual property rights by relying on federal, state, and common law rights, as well as contractual restrictions with our employees, contractors (including those who develop, source, manufacture, store and distribute our tea blends, tea accessories and other tea‑related merchandise), vendors and other third parties. However, we may not enter into confidentiality and/or invention assignment agreements with every employee, contractor and service provider to protect our proprietary information and intellectual property ownership rights. In addition, although we have exclusivity agreements with each of our significant suppliers who performs blending services for us, or who has access to our designs, we may not be able to successfully protect the tea blends and designs to which such suppliers have access under trade secret laws, and the periods for exclusivity governing our tea blends last for periods as brief as 18 months. Unauthorized disclosure of or claims to our intellectual property or confidential information may adversely affect our business.

From time to time, third parties have sold our products using our name without our consent, and, we believe, have infringed, or misappropriated our intellectual property rights. We respond to these actions on a case‑by‑case basis and where appropriate may commence litigation to protect our intellectual property rights. However, we may not be able to detect unauthorized use of our intellectual property or to take appropriate steps to enforce, defend and assert our intellectual property in all instances.

Effective trade secret, patent, copyright, trademark and domain name protection is expensive to obtain, develop and maintain. Our failure to register or protect our trademarks could prevent us in the future from using our trademarks or challenging third parties who use names and logos similar to our trademarks, which may in turn cause customer confusion, impede our marketing efforts, negatively affect customers’ perception of our brand, stores and products, and adversely affect our sales and profitability. Moreover, intellectual property proceedings and infringement claims brought by or against us could result in substantial costs and a significant distraction for management and have a negative impact on our business. We cannot assure you that we are not infringing or violating, and have not infringed or violated, any third‑party intellectual property rights, or that we will not be accused of doing so in the future.

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

We rely on independent certification for a number of our products and our marketing of products marked “Organic”, “Fair Trade” and “Kosher”. Loss of certification within our supply chain or as relates to our manufacturing process or failure to comply with government regulations pertaining to the use of such marketing claims could harm our business.

We rely on independent certification, such as “Organic,” “Fair Trade,” or “Kosher,” to differentiate some of our products from others. We offer one of the largest certified organic collections of tea in North America amongst branded tea retailers. We must comply with the requirements of independent organizations or certification authorities to label our products as certified. The loss of any independent certifications could adversely affect our marketplace position, which could harm our business.

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

We are subject to taxes by the U.S. federal and state tax authorities as well as Canadian federal, provincial, and local tax authorities, and our tax liabilities will be affected by the allocation of profits and expenses to differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by several factors, including:

•	changes in the valuation of our deferred tax assets and liabilities, including as a result of the tax reform bill in the United States known as the Tax Cuts and JOBS Act;

•	changes in tax laws, regulations, or interpretations thereof; or

•	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

We may be subject to audits of our income, sales, and other transaction taxes by these tax authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

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

We believe that these transactions reflect the accurate economic allocation of profit and risk; however, the ultimate outcome of any examination with respect to amounts owed by us may differ from the amounts recorded in our financial statements and might also include penalties and interest. A recent CRA transfer pricing audit conducted prior to the Company’s formal restructuring process indicated a difference in the interpretation of the economics of our intercompany transactions. Although we believe that as a result of the formal restructuring process that the CRA will not be able to impose cash penalties, they may still have the authority to require us to decrease our available net operating loss carryforwards. Appealing an unfavorable outcome could require significant attention of senior management to the detriment of other aspects of our business. As well, the difference between what we have reserved and what the CRA auditors may find we owe may materially affect our financial position and financial results in the period or periods for which such determination is made.

We currently report our financial results under IFRS, which differs in certain significant respects from U.S. GAAP.

We report our financial statements under IFRS. There have been and there may in the future certain significant differences between IFRS and U.S. GAAP, including but not limited to differences related to share-based compensation expense, income tax, impairment of long-lived assets and earnings per share. As a result, our financial information and reported earnings for historical or future periods could be significantly different if they were prepared in accordance with U.S. GAAP. As a result, you may not be able to meaningfully compare our financial statements under IFRS with those companies that prepare financial statements under U.S. GAAP.

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

Rainy Day, as our largest shareholder, has significant influence in electing our directors and, consequently, has a substantial say in the appointment of our executive officers, our management policies and strategic direction. In addition, certain matters, such as amendments to our articles of incorporation or votes regarding a potential merger or a sale of all or substantially all our assets, require approval of at least two thirds of our shareholders; Rainy Day’s approval will be required to achieve any such threshold. Accordingly, should the interests of Rainy Day differ from those of other shareholders, the other shareholders are highly susceptible to the influence of Rainy Day’s votes.

Our stock price may be volatile or may decline.

Our common shares have traded as high as US$29.97 and as low as US$0.32 during the period between our initial public offering in 2015 and April 28, 2022.

An active, liquid, and orderly market for our common shares may not be sustained, which could depress the trading price of our common shares. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration. In addition, broad market, and industry factors, most of which we cannot control, may harm the price of our common shares, regardless of our actual operating performance. In addition, securities markets worldwide have experienced, and are likely to continue to experience, volatility, price changes, volume changes, disruption, and credit contraction, which could adversely affect global economic conditions. This market volatility, as well as general economic, market and political conditions and Canadian dollar exchange rate relative to the U.S. dollar, could subject the market price of our shares to wide price fluctuations regardless of our operating performance.

Our operating results and the trading price of our shares may fluctuate in response to various factors, including:

•	inability to maintain compliance with Nasdaq’s listing requirements;

•	conditions or trends affecting our industry or the economy globally, such as the COVID-19 pandemic and the conflict in Ukraine and the surrounding region;

•	inability to quickly remediate material weaknesses or the continued identification of material weaknesses;

•	stock market price and volume fluctuations of other publicly traded companies and those that are in the retail industry;

•	instability in financial markets or other factors that may affect economic conditions, on a global level or in particular markets;

•	fluctuations of the Canadian dollar exchange rate relative to the U.S. dollar;

•	variations in our operating performance and the performance of our competitors;

•	seasonal fluctuations;

•	our entry into new markets;

•	actual or anticipated fluctuations in our quarterly financial and operating results or other operating metrics that may be used by the investment community;

•	changes in financial estimates by us or by any securities analysts who might cover our shares;

•	issuance of new or changed securities analysts’ reports or recommendations;

•	loss of visibility as to investor expectations because of a lack of published reports from industry analysts;

•	actions and announcements by us or our competitors, including new product offerings, significant acquisitions, strategic partnerships, or divestitures;

•	sales, or anticipated sales, of large blocks of our shares, including sales by our directors, officers, or significant shareholders;

•	additions or departures of key personnel;

•	significant developments relating to our relationships with business partners, vendors, and distributors;

•	regulatory developments negatively affecting our industry;

•	changes in accounting standards, policies, guidance, interpretation, or principles;

•	volatility in our share price, which may lead to higher share-based compensation expense under applicable accounting standards;

•	speculation about our business in the press or investment community;

•	investors’ perception of the retail industry in general and our Company in particular; and

•	other events beyond our control such as major catastrophic events, weather, and war.

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

Certain provisions of our articles of amendment and bylaws, together or separately, could discourage potential acquisition proposals, delay, or prevent a change in control and limit the price that certain investors may be willing to pay for our common shares. For instance, our bylaws contain provisions that establish certain advance notice procedures for nomination of candidates for election as directors at shareholders’ meetings. Any of these provisions may discourage a potential acquirer from proposing or completing a transaction that may have otherwise presented a premium to our shareholders.

Because we are a federally incorporated Canadian corporation and many of our directors and officers are resident in Canada, it may be difficult for investors in the United States to enforce civil liabilities against us based solely upon the federal securities laws of the United States.

We are a federally incorporated Canadian corporation with our principal place of business in Canada. All of our directors and officers and all or a substantial portion of our assets and those of such persons are located outside the United States. Consequently, it may be difficult for U.S. investors to effect service of process within the United States upon us or our directors or officers or such auditors who are not residents of the United States, or to realize in the United States upon judgments of courts of the United States predicated upon civil liabilities under the Securities Act. Investors should not assume that Canadian courts: (1) would enforce judgments of U.S. courts obtained in actions against us or such persons predicated upon the civil liability provisions of the U.S. federal securities laws or the securities or “blue sky” laws of any state within the United States or (2) would enforce, in original actions, liabilities against us or such persons predicated upon the U.S. federal securities laws or any such state securities or blue-sky laws.

We may lose our foreign private issuer status in the future, which could result in significant additional costs and expenses.

As discussed above, we are a foreign private issuer, and therefore, we are not required to comply with all the periodic disclosure and current reporting requirements of the Exchange Act. The determination of foreign private issuer status is made annually on the last business day of an issuer’s most recently completed second fiscal quarter, and, accordingly, the next determination will be made with respect to us on July 30, 2022. We would lose our foreign private issuer status if, for example, more than 50% of our common shares is directly or indirectly held by residents of the United States on July 30, 2022, and we fail to meet additional requirements necessary to maintain our foreign private issuer status. If we lose our foreign private issuer status on this date, we will be required to file with the SEC periodic reports and registration statements on U.S. domestic issuer forms beginning at the end of Fiscal 2022, which are more detailed and extensive than the forms available to a foreign private issuer. We will also have to mandatorily comply with U.S. federal proxy requirements, and our officers, directors and principal shareholders will become subject to the short‑swing profit disclosure and recovery provisions of Section 16 of the Exchange Act. In addition, we will lose our ability to rely upon exemptions from certain corporate governance requirements under the listing rules of The NASDAQ Global Market. As a U.S. listed public company that is not a foreign private issuer, we will incur significant additional legal, accounting, and other expenses that we do not incur as a foreign private issuer, and accounting, reporting and other expenses in order to maintain a listing on a U.S. securities exchange. These expenses will relate to, among other things, the obligation to reconcile our financial information that is reported according to IFRS to U.S. GAAP and to report future results according to U.S. GAAP.

There could be adverse tax consequence for our shareholders in the United States if we are a passive foreign investment company.

Under United States federal income tax laws, if a company is, or for any past period was, a passive foreign investment company (“PFIC”), it could have adverse United States federal income tax consequences to U.S. shareholders even if the company is no longer a PFIC. The determination of whether we are a PFIC is a factual determination made annually based on all the facts and circumstances and thus is subject to change, and the principles and methodology used in determining whether a company is a PFIC are subject to interpretation. While we do not believe that we currently are or have been a PFIC, we could be a PFIC in the future. United States purchasers of our common shares are urged to consult their tax advisors concerning United States federal income tax consequences of holding our common shares if we are a PFIC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Properties

Our principal executive and administrative offices are located at 5430 Ferrier Street, Mount‑Royal, Québec, Canada, H4P 1M2. We currently lease one production and assembly facility located in Montréal, Québec, which we opened in July 2010. See “Item 1. Business - Warehouse and Distribution Facilities” above for further information.

The general location, use, approximate size, and lease renewal date of our properties, none of which is owned by us, are set forth below:

		Approximate	Lease
Location	Use	square feet	renewal date
Montréal, Québec	Executive and administrative offices	22,000	October 31, 2023
Montréal, Québec	Production and assembly facility	61,500	June 30, 2026

As of January 29, 2022, we operated 18 company-operated stores located in Canada consisting of approximately 15,000 gross square feet. All our stores are leased from third parties and generally require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses.

The following table summarizes the locations of our stores as of January 29, 2022:

Locations in Canada	Number of stores
Alberta	3
British Columbia	1
Manitoba	1
New Brunswick	1
Ontario	5
Québec	7
Total	18

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are not presently a party to any legal proceedings, government actions, administrative actions, investigations or claims that are pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business, financial condition or operating results. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See “Item 1A. Risk Factors”.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares have been listed on the NASDAQ Global Market under the symbol “DTEA” since June 2015. Prior to that date, there was no public trading of our common shares. As of April 22, 2022, there were approximately 13 holders of record of our common shares.  Excluded from the number of stockholders of record are stockholders who hold shares in “nominee” or “street” name.  The closing price per share of the Company’s common shares as of April 22, 2022, as reported under the NASDAQ Global Market Exchange, was $2.48.

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

Dividends

The holders of the Common Shares shall be entitled, subject to the rights, privileges, restrictions, and conditions attaching to any other class of shares of the Company, to receive any dividend declared by the Company.

We have never declared or paid regular cash dividends on our common shares. The declaration and payment of any dividends in the future will be determined by our Board of Directors, in its discretion, and will depend on several factors, including our earnings, capital requirements, overall financial condition, and contractual restrictions, including restrictions contained in any agreements governing any indebtedness we may incur.

Liquidation, Dissolution or Winding-up

The holders of the Common Shares shall be entitled, subject to the rights, privileges, restrictions, and conditions attaching to any other class of shares of the Company, to receive the remaining property of the Company on a liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, or on any other return of capital or distribution of assets of the Company among its shareholders for the purpose of winding-up its affairs.

Stock Performance Graph

The stock performance graph below compares cumulative total return on DAVIDsTEA common shares to the cumulative total return of the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index from January 28, 2017, through January 29, 2022. The graph assumes an initial investment of $100 in DAVIDsTEA and the NASDAQ Composite Index, S&P 500 Index and S&P 500 Consumer Discretionary Sector Index as of January 28, 2017. The performance shown on the graph below is not intended to forecast or be indicative of possible future performance of our common shares.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data as of the dates and for the periods indicated. The selected consolidated financial data as of and for the years ended January 29, 2022 and January 30, 2021 are derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data as of and for the years ended February 1, 2020, February 2, 2019 and February 3, 2018 are derived from audited consolidated financial statements that are not included in this Annual Report. Historical results are not necessarily indicative of the results to be expected for future periods. Our financial statements have been prepared in accordance with IFRS. These principles differ in certain respects from U.S. GAAP.

This selected consolidated financial data should be read in conjunction with the disclosures set forth under “Item 1A. Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto.

	For the year ended
	January 29,	January 30,	February 1,	February 2,	February 3,
	2022	2021	2020	2019	2018

(in thousands, except share information)
Consolidated statements of income (loss) data:
Sales	$104,073	$121,686	$196,462	$212,753	$224,015
Cost of sales	60,871	71,953	87,886	114,774	116,772
Gross profit	43,202	49,733	108,576	97,979	107,243
Selling, general and administration expenses	42,923	46,464	135,306	125,722	131,930
Restructuring plan activities, net	(76,857)	56,327
Results from operating activities	77,136	(53,058)	(26,730)	(27,743)	(24,687)
Finance costs	152	3,273	6,751	1,614	2,371
Finance income	(143)	(399)	(784)	(700)	(567)
Net income (loss) before income taxes	77,127	(55,932)	(32,697)	(28,657)	(26,491)
Provision for (recovery of) income taxes	(1,000)		(1,500)	4,882	2,010
Net income (loss)	$78,127	$(55,932)	$(31,197)	$(33,539)	$(28,501)

Weighted average number of shares outstanding - basic	26,323,469	26,168,848	26,056,332	25,967,836	25,716,186
Net loss per share:
Basic	2.97	$(2.14)	$(1.20)	$(1.29)	$(1.11)
Fully diluted	2.83	$(2.14)	$(1.20)	$(1.29)	$(1.11)

Consolidated balance sheet data (at year end):
Cash	$25,107	$30,197	$46,338	$42,074	$63,484
Total assets	$78,602	$81,242	$139,659	$122,500	$147,936
Total liabilities	$30,287	$112,533	$116,310	$55,044	$46,568
Total equity (deficiency)	$48,315	$(31,291)	$23,349	$67,456	$101,368

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preface

In preparing this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), we have considered all information available to us up to April 29, 2022, the date of this MD&A. The audited annual consolidated financial statements and this MD&A were reviewed by the Company’s Audit Committee and were approved and authorized for issuance by our Board of Directors on April 29, 2022.

All financial information contained in this annual MD&A and in the audited annual consolidated financial statements has been prepared in accordance with IFRS, except for certain non-IFRS financial measures and ratios discussed in this Annual Report on Form 10-K. As a foreign private issuer, we are permitted to file our audited consolidated financial statements with the SEC under IFRS without a reconciliation to U.S. GAAP and as a result, we do not prepare a reconciliation of our results to U.S. GAAP. It is possible that certain of our accounting policies could be different from U.S. GAAP. All monetary amounts in this MD&A are expressed in Canadian dollars, except for share and per share data and where otherwise indicated.

This MD&A should be read in conjunction with the audited consolidated financial statements and the notes thereto of the Company as of January 29, 2022, and January 30, 2021 and for the years ended January 29, 2022, January 30, 2021, and February 1, 2020 which are contained in this Annual Report on Form 10-K.

Overview

The Company offers a selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories, and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,500 grocery stores and pharmacies, and 18 company-owned stores across Canada.  The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health, and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all.

Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

Business Update

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all its retail stores in Canada and the United States.

Following a careful review of available options to stem the losses generated primarily from its brick-and-mortar footprint, our management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform and the Amazon Marketplace as well as its wholesale distribution channel.  On August 21, 2020, the Company re-opened 18 stores across Canada and permanently shuttered 164 stores in Canada and all 42 stores in the United States.

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

The approved Plan of Arrangement required that DAVIDsTEA Inc. distribute an aggregate amount of $17.6 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement on June 18, 2021.

On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

The Company emerged from the formal restructuring process, a smaller and more invigorated organization, with a renewed sense of purpose and confidence as we continue building a high-performing, future-ready winning culture, driven by purpose.  We were founded on a spirit of innovation and of embracing unconventional ideas with a desire to create a North American experience around tea.  We removed the boundaries that kept tea in the cupboards of only those in-the-know. We experimented and took risks, attracted passionate employees and as customers became friends, we embraced our brand purpose; a desire to share positivity with all, and use our platform to do good - for business and for the lives of all we interact with.

Our actions are driven by the fervent desire to become the world’s most innovative tea company. One that inspires greater wellness and sustainability through ethical and sustainable tea sourcing, compostable and regenerative packaging, and caring for our community. Our digital-first strategy is built to respond to consumer demand - meeting consumers where they are, driving loyalty with the ability to scale the business, without borders.  We are focused on building a winning culture that is fueled by delighting consumers and driven to overcome challenging operational and market conditions. We are focused on revenue growth, attaining profitability and positive cash-flow, and with an unwavering sense of passion, purpose and commitment to our customers and our stakeholders.

We ended Fiscal 2021 with revenues of $104.1 million, Adjusted EBITDA1 of $5.3 million, cash balance of $25.1 million.

Factors Affecting Our Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section of this Form 10-K.

How We Assess Our Performance

The key measures we use to evaluate the performance of our business and the execution of our strategy are set forth below:

Sales. Sales are generated from our online stores, retail stores, and from our wholesale distribution channel. Our business is seasonal and, as a result, our sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter, which includes the holiday sales period, and tend to be lowest in the second and third fiscal quarters because of lower customer engagement in both our online store and physical locations in the summer months.

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. Several factors influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence can affect purchases of our products.

________________

1 Non-IFRS financial measure. A non-IFRS financial measure is not a standardized financial measure under the financial reporting framework used to prepare our financial statements and might not be comparable to similar financial measures used by other issuers. Refer to the Non-IFRS and other financial measures section, for definitions of these metrics and reconciliations to the most comparable IFRS measures.

As we have transitioned to generating sales primarily from our online stores, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance.  Factors affecting our performance include:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

•	the customer experience we provide online and in our other channels;

•	the level of customer traffic to our website and our online presence more generally;

•	the number of customer transactions and average ticket online;

•	the pricing of our tea, tea accessories; and

•	our ability to obtain, manufacture and distribute product efficiently.

 Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs, assembly, and distribution costs.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) consist of store operating expenses and other general and administration expenses. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property and equipment, amortization of intangible assets, amortization of right-of-use assets, any asset impairment taken in the normal course of business and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses, and Restructuring Plan activities, net.

Finance Costs. Finance costs consist of cash and imputed non-cash charges related to any credit facility, and interest expense from lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Selected Operating and Financial Highlights

Results of Operations

Sales during the fourth quarter of $39.9 million declined by $0.3 million or 0.8% over the prior year quarter. Adjusted EBITDA(1) in the fourth quarter of Fiscal 2021 was $3.7 million compared to $5.4 million in the prior year quarter.  Sales in Fiscal 2021 of $104.1 million declined by $17.6 million or 14.5% over the prior year. Adjusted EBITDA in Fiscal 2021 of $5.3 million declined by $4.4 million compared to the prior year.

The following table summarizes key components of our results of operations for the period indicated:

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Consolidated statement of income (loss) data:
Sales	$39,878	$40,189	$104,073	$121,686
Cost of sales	24,055	24,544	60,871	71,953
Gross profit	15,823	15,645	43,202	49,733
Selling, general and administration expenses	14,402	10,581	42,923	46,464
Restructuring plan activities, net	107	32,310	(76,857)	56,327
Results from operating activities	1,314	(27,246)	77,136	(53,058)
Finance costs	48	13	152	3,273
Finance income	(25)	(37)	(143)	(399)
Net income (loss) before income taxes	1,291	(27,222)	77,127	(55,932)
Recovery of income tax	—	—	(1,000)	—
Net income (loss)	$1,291	$(27,222)	$78,127	$(55,932)
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3%	61.1%	58.5%	59.1%
Gross profit	39.7%	38.9%	41.5%	40.9%
Selling, general and administration expenses	36.1%	26.3%	41.2%	38.2%
Restructuring plan activities, net	0.3%	80.4%	(73.8)%	46.3%
Results from operating activities	3.3%	(67.8)%	74.1%	(43.6)%
Finance costs	0.1%	0.0%	0.1%	2.7%
Finance income	(0.1)%	(0.1)%	(0.1)%	(0.3)%
Net income (loss)	3.2%	(67.7)%	75.1%	(46.0)%
Other financial and operations data:
Adjusted EBITDA (1)	$3,696	$5,383	$5,251	$9,649
Adjusted EBITDA as a percentage of sales	9.3%	13.4%	5.0%	7.9%
Adjusted SG&A (1)	$13,894	$11,631	$43,674	$48,397
Adjusted results from operating activities (1)	$1,929	$4,014	$(472)	$1,336
Adjusted net income (loss) (1)	$1,906	$4,038	$(481)	$(1,538)

_________

(1)

For a reconciliation of Adjusted EBITDA, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net income (loss), to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS financial measures and ratios” below.

Non-IFRS Financial Measures and Ratios

The Company uses certain non-IFRS financial measures and ratios for purposes of comparison to prior periods, to prepare annual operating budgets, and for the development of future projections. These measures and ratios are not recognized measures under IFRS, do not have a standardized meaning prescribed by IFRS and therefore may not be comparable to similarly titled measures presented by other companies. Rather, these measures are provided as additional information to complement those IFRS measures and ratios by providing further understanding of our results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under IFRS.

We present the following non-IFRS financial measures;

(a) “Adjusted selling, general and administration expenses” is presented as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that vary from period to period.

(b) “Adjusted results from operating activities” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

(c) “Adjusted net income (loss)” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

(d) “Adjusted EBITDA” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance.

We also present the non-IFRS ratio “Adjusted net income (loss) per common share” for purposes of evaluating underlying business performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

Management believes that these non-IFRS financial measures and ratios in addition to IFRS measures and ratios provide users of our financial reports with enhanced understanding of our results and related trends and increases the transparency and clarity of the core results of our business.

The use of non-IFRS financial measures and ratios provide complementary information that exclude items that do not reflect our core performance or where their exclusion would assist users in understanding our results for the period. For these reasons, a significant number of users of the MD&A analyze our results based on these financial measures. Management believes these measures help users of MD&A to better analyze results, enabling better comparability of our results from one period to another and with peers.

We believe that although these non-IFRS financial measures provide investors with useful information with respect to our historical operations and are frequently used by securities analysts, lenders, and others in their evaluation of companies, they have limitations as an analytical tool.  Some of these limitations are:

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

The following tables provide reconciliations of our non-IFRS financial measures and ratios to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Selling, general and administration expenses	$14,402	$10,581	$42,923	$46,464
Impairment of property and equipment and right-of-use assets (a)	—	—	—	(2,561)
Software implementation costs (b)	(504)	—	(3,599)	—
Government emergency wage and rent subsidy (c)	(4)	1,050	4,350	4,494
Adjusted selling, general and administration expenses	$13,894	$11,631	$43,674	$48,397

___________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents non-recurring costs related to implementation and configuration of software solutions.
(c)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Results from operating activities	$1,314	$(27,246)	$77,136	$(53,058)
Impairment of property and equipment and right-of-use assets (a)	—	—	—	2,561
Software implementation costs (b)	504	—	3,599	—
Restructuring plan activities, net (c)	107	32,310	(76,857)	56,327
Government emergency wage and rent subsidy (d)	4	(1,050)	(4,350)	(4,494)
Adjusted results from operating activities	$1,929	$4,014	$(472)	$1,336

________

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents non-recurring costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring Plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted EBITDA

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net income (loss)	$1,291	$(27,222)	$78,127	$(55,932)
Finance costs	48	13	152	3,273
Finance income	(25)	(37)	(143)	(399)
Depreciation and amortization	1,299	1,327	4,318	7,493
Recovery of income taxes	—	—	(1,000)	—
EBITDA	$2,613	$(25,919)	$81,454	$(45,565)
Additional adjustments:
Stock-based compensation expense (a)	468	42	1,405	820
Impairment of property and equipment and right-of-use assets (b)	—	—	—	2,561
Software implementation costs (c)	504	—	3,599	—
Restructuring plan activities, net (d)	107	32,310	(76,857)	56,327
Government emergency wage and rent subsidy (e)	4	(1,050)	(4,350)	(4,494)
Adjusted EBITDA	$3,696	$5,383	$5,251	$9,649

________

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to impairment of property and equipment and right-of-use assets and intangibles assets for stores.
(c)	Represents non-recurring costs related to implementation and configuration of software solutions.
(d)	Represents the costs related to the Restructuring Plan activities, net.
(e)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net income (loss) to Adjusted net income (loss)

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net income (loss)	$1,291	$(27,222)	$78,127	$(55,932)
Impairment of property and equipment and right-of-use assets (a)	—	—	—	2,561
Software implementation costs (b)	504	—	3,599	—
Restructuring plan activities, net (c)	107	32,310	(76,857)	56,327
Government emergency wage and rent subsidy (d)	4	(1,050)	(4,350)	(4,494)
Recovery of income taxes (e)	—	—	(1,000)	—
Adjusted net income (loss)	$1,906	$4,038	$(481)	$(1,538)

_______

(a)	Represents costs related to impairment of property, equipment and right-of-use assets for stores and intangible assets.
(b)	Represents non-recurring costs related to implementation and configuration of software solutions.
(c)	Represents the costs related to the Restructuring Plan activities, net.
(d)	Represents the wages and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(e)	Represents reversal of previously accrued estimate of income tax liabilities that was compromised by the Restructuring Plan activities.

Reconciliation of Fully diluted net loss per common share to Adjusted fully diluted net income (loss) per common share

	For the three months ended		For the twelve months ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding, fully diluted	27,614,734	26,228,206	27,644,498	26,168,848
Adjusted weighted average number of shares outstanding, fully diluted	27,614,734	27,140,065	26,323,469	26,168,848

Net income (loss)	$1,291	$(27,222)	$78,127	$(55,932)
Adjusted net income (loss)	$1,906	$4,038	$(481)	$(1,538)

Net earnings (loss) per share, fully diluted	$0.05	$(1.00)	$2.97	$(2.14)
Adjusted net income (loss) per share, fully diluted	$0.07	$0.15	$(0.02)	$(0.06)

Operating results for the fourth quarter of fiscal 2021 compared to the operating results for the fourth quarter of fiscal 2020

Sales. Sales decreased 0.8% to $39.9 million from $40.2 million in the fourth quarter of Fiscal 2020. Sales in Canada of $31.4 million, representing 79% of total revenues, increased $0.4 million or 1.1% over the prior year quarter.   U.S. sales of $8.5 million declined by $0.7 million or 7.3% over the prior year quarter. Our gifting assortment performed well, with sales amounting to $18.7 million, representing an increase of $4.3 million or 30% over the prior year quarter. Offsetting this was a decline in our tea and hard-goods assortment over the same period in the prior year. Sales from e-commerce and wholesale channels decreased by $4.4 million or 14.3% to $30.7 million, from $35.0 million in the prior year quarter as we transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities. E-commerce and wholesale sales represented 77% of sales compared to 87% of sales in the prior year quarter. Brick-and-mortar sales for the quarter of $9.2 million compares favorably to the prior year quarter by $4.0 million, explained by an increase in same store comparable sales, in part due to more days of sales during the current year fourth quarter due to fewer closures related to the pandemic and the introduction of kiosks in Fiscal 2021 which generated sales of $0.6 million.

Gross Profit. Gross profit increased by 1.1% to $15.8 million in the fourth quarter of Fiscal 2021 from the prior year quarter due to an increase in product margins and a decrease in delivery and distribution costs, partially offset by higher retail lease expenses, compared to the prior year quarter. Gross profit as a percentage of sales increased to 39.7% for the quarter compared to 38.9% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $3.8 million or 36.1% to $14.4 million in the quarter compared to the prior year quarter. Excluding the impact of non-recurring software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A increased by $2.3 million to $13.9 million in the quarter primarily due to increases in online marketing expenses as we continue the transformation to a digital first organization, additional staff to support our brick and mortar stores, and additional professional and recurring software related costs. Adjusted SG&A as a percentage of sales in the quarter increased to 34.8% from 28.9% in the prior year quarter.

Restructuring plan activities, net.  Restructuring plan activities, net includes an expense of $0.1 million compared to an expense of $32.3 million in the prior year quarter and is explained by provisions in connection with lease terminations, amounts due to vendors, store closure costs and professional fees in connection with our formal restructuring activities.

Results from Operating Activities. Results from operating activities during the quarter were $1.3 million as compared to a loss of $27.2 million in the prior year quarter. Excluding the impact of the Restructuring Plan announced on July 8, 2020, and concluded in September 2021, the wage subsidy received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs, Adjusted operating income amounted to $1.9 million in the three-month period ended January 29, 2022 compared to $4.0 million in the prior year quarter. The decrease in operating results is explained by an increase in SG&A costs, as noted above.

Finance Costs. Finance costs amounted to $48 thousand in the three months ended January 29, 2022, an increase of $35 thousand from the prior year quarter.

Finance Income. Finance income of $25 thousand is derived mainly from interest on cash on hand and has decreased slightly from $37 thousand from the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $2.6 million in the quarter ended January 29, 2022, compared to a negative $25.9 million in the prior year quarter representing an increase of $28.5 million over the prior year quarter. Adjusted EBITDA for the quarter ended January 29, 2022, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs was $3.7 million compared to $5.4 million for the same period in the prior year. The decrease in Adjusted EBITDA, of $1.7 million, reflects the impact of increased Adjusted SG&A of $2.3 million comprised of increases in online marketing expenses as we continue the transformation to a digital first organization, additional staff to support our brick-and-mortar stores, and additional professional and recurring software related costs.  These costs were partially offset by improved Gross profit resulting from an increase in product margins and a decrease in delivery and distribution costs, partially offset by higher retail lease expenses, compared to the prior year quarter. All is an outcome of the continued transformation efforts resulting in the realignment of the business model to primarily an e-commerce and wholesale distribution model.

                 Net income (loss). Net income was $1.3 million in the quarter ended January 29, 2022, compared to a Net loss of $27.2 million in the prior year quarter. Adjusted net income, which excludes the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs and recovery of income taxes amounted to $1.9 million compared to $4.0 million in the prior year quarter.

Fully diluted net income (loss) per share. Fully diluted net income per common share was $0.05 compared to a fully diluted net loss of $1.00 in the prior year quarter. Adjusted fully diluted net income per common share, which is Adjusted net income on a fully diluted weighted average shares outstanding basis, was $0.07 compared to $0.15 in the prior year quarter.

Cash on hand. At the end of the fourth quarter of Fiscal 2021, the Company had cash amounting to $25.1 million. Our cash position enables us to execute our strategy and invest further in funding working capital, transformative technology improvements and related infrastructure.

Operating results for the Fiscal Year ended January 29, 2022 compared to Fiscal Year ended January 30, 2021

Sales. Sales for Fiscal 2021 decreased by 14.5% or by $17.6 million, to $104.1 million from $121.7 million in Fiscal 2020. Sales in Canada of $82.5 million, representing 79.3% of total revenues, decreased $10.0 million or 10.8% over the prior year. U.S. sales of $21.6 million decreased by $7.6 million or 26.1% over the prior year. Our gifting assortment performed well, with sales amounting to $40.2 million, representing an increase of $3.3 million or 8.8% over the prior year. Offsetting this was a decline in our tea and hard-goods assortment over the prior year. Sales from e-commerce and wholesale channels decreased by $13.7 million or 14.1% to $83.5 million from $97.1 million in the prior year as we transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities. E-commerce and wholesale sales represented 80.2% of sales compared to 79.8% of sales in the prior year. Brick-and-mortar sales decreased by $3.9 million or 16.1% to $20.6 million from $24.5 million in the prior year. Excluding stores that were permanently shuttered on March 17, 2020, sales for our current 18 stores increased by $8.6 million or 74.5% to $20.0 million from $11.4 million in the prior year.

Gross Profit. Gross profit decreased by 13.1% and $6.5 million, to $43.2 million in Fiscal 2021 in comparison to Fiscal 2020 due primarily to a decline in sales during the year and a lower gross margin, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the prior year. Gross profit as a percentage of sales increased to 41.5% for the year ended January 29, 2022, from 40.9% in the prior year.

Selling, General and Administration Expenses. SG&A decreased by $3.5 million or 7.6%, to $42.9 million in Fiscal 2021. Excluding the impact of non-recurring software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan in the year ended January 29, 2022, Adjusted SG&A decreased by $4.7 million to $43.7 million for the year ended January 29, 2022. In connection with our Restructuring Plan, we terminated the leases for all our stores in North America in Fiscal 2020, except for 18 Canadian stores which reopened on August 21, 2020. As a result, wages, salaries, and employee benefits were reduced by $4.8 million. Adjusted SG&A as a percentage of sales increased to 42.0% from 39.8%.

Restructuring plan activities, net.  Restructuring plan activities, net includes a gain of $76.9 million compared to a loss of $56.3 million in the prior year.  Included in this period’s gain is the impact of the Sanction Order that was granted on June 16, 2021. Therein, net liabilities subject to compromise amounting to $95.3 million were settled according to the Sanction Order by payment of $17.6 million through the Monitor to creditors who had duly proven their claims as part of the claims process. The resulting gain of $79.9 million was reduced by $2.0 million of professional fees in connection with the CCAA proceedings and presented in the consolidated statements of income (loss) and comprehensive income (loss).

Results from Operating Activities. Results from operating activities in Fiscal 2021 were $77.1 million as compared to a loss of $53.1 million in Fiscal 2020. Excluding the impact of the Restructuring Plan announced on July 8, 2020, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs, Adjusted operating loss amounted to $0.5 million in the year ended January 29, 2022, compared to income of $1.3 million in the prior year. The decrease in operating results is explained by a sales decrease of $17.6 million, partially offset by a reduction in operating costs.

Finance Costs. Finance costs amounted to $0.2 million in the year ended January 29, 2022, a decrease of $3.1 million from the prior year. The interest expense relates to the accounting for lease liabilities and has decreased from the prior year due to the reduction in our store footprint.

Finance Income. Finance income of $0.1 million is derived mainly from interest on cash on hand and has decreased slightly from $0.4 million in the prior year.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was $81.5 million in the year ended January 29, 2022 compared to negative $45.6 million in the prior year representing an improvement of $127.0 million over the prior year. Adjusted EBITDA for the year ended January 29, 2022, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs was $5.3 million compared to $9.7 million in the prior year. The decrease in Adjusted EBITDA, of $4.4 million comprised of increases in online marketing expenses as we continue the transformation to a digital first organization, additional staff to support our brick-and-mortar stores, and additional professional and recurring software related costs.

 Recovery of income tax. Recovery of income tax amounted to $1.0 million compared to $nil in Fiscal 2020. The recovery is due to the adjustment of the provision for uncertain tax positions. Our effective tax rates were 1.3% and $nil in Fiscal 2021 and 2020, respectively. The effective tax rate decreased primarily from the increase of the unrecognized deferred income tax assets and an adjustment to the provision for uncertain tax positions in the current year.

Net income (loss). Net income was $78.1 million in the year ended January 29, 2022 compared to a Net loss of $55.9 million in the prior year. Adjusted net loss, which excludes the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs and recovery of income taxes amounted to $0.5 million compared to a Net loss of $1.5 million in the prior year. This $1.0 million improvement is driven by the same reasons mentioned above in “Results from operating activities.”

Fully diluted earnings (loss) per common share. Fully diluted net earnings per common share was $2.83 in Fiscal 2021 compared to a loss of $2.14 in Fiscal 2020. Adjusted fully diluted loss per common share, which is Adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.02, compared to $0.06 in the prior year.

Summary of Quarterly Results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2021				Fiscal Year 2020
	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	$	$	$	$	$	$	$	$
Sales	39,878	22,203	18,743	23,249	40,189	26,225	23,031	32,242
Net income (loss)	1,291	(1,864)	75,478	3,221	(27,222)	14,467	2,609	(45,788)

EBITDA	2,613	(778)	75,493	4,126	(25,918)	15,295	5,426	(40,367)
Adjusted EBITDA	3,696	(308)	(641)	2,505	5,384	3,834	1,365	(935)

Net earnings (loss) per share:
Basic	0.05	(0.07)	2.87	0.12	(1.04)	0.53	0.10	(1.76)
Fully diluted	0.05	(0.07)	2.75	0.12	(1.00)	0.52	0.10	(1.76)
Adjusted fully diluted	0.13	(0.01)	(0.07)	0.05	0.15	0.09	(0.06)	(0.26)

Weighted average number of shares outstanding:
Basic	26,393,118	26,359,969	26,299,094	26,296,690	26,228,206	26,214,573	26,128,971	26,088,127
Fully diluted	27,614,734	26,359,969	27,455,005	27,400,840	27,140,065	26,767,470	26,925,264	26,088,127

Cash	25,107	13,367	12,051	31,321	30,197	21,925	34,285	39,343
Accounts receivable	3,209	4,602	6,986	6,625	6,157	7,669	6,757	4,371
Prepaid expenses and deposits	4,142	4,835	5,580	11,578	14,470	13,400	8,476	4,928
Inventories	31,048	39,802	38,055	29,258	23,468	26,176	24,354	23,450
Trade and other payables	12,300	13,958	12,533	6,154	4,152	3,621	6,460	18,000

Liquidity and Capital Resources

As at January 29, 2022, we had $25.1 million of cash held by major Canadian financial institutions.

Working capital was $43.4 million as at January 29, 2022, compared to $62.7 million, excluding liabilities subject to compromise, as a January 30, 2021. The decrease in working capital is substantially explained by a decrease in cash, accounts and other receivables and prepaid expenses and deposits, an increase in trade and other payables and current portion of lease liabilities, partially offset by an increase in inventory and deferred revenue.

Our primary source of liquidity is cash on hand and cashflow generated from operations as we do not have any committed debt financing. Our working capital requirements are driven by the purchase of inventory, payment of payroll, ongoing technology expenditures and other operating costs.

Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Capital expenditures in our new business model are not significant and amounted to $52 in Fiscal 2021.

As at January 29, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, amounting to $11.3 million, net of $542 of advances (Fiscal 2020 - $14.1 million, net of $6.8 million of advances) which are expected to be discharged within 12 months.

Other than operating lease obligations, we have no off‑balance sheet obligations.

Cash Flow

A summary of our cash flows provided by (used in) operating, investing, and financing activities is presented in the following table:

	For the twelve months ended
	January 29,	January 30,
	2022	2021
	$	$
Cash flows provided by (used in):
Operating activities	(4,241)	(11,269)
Financing activities	(797)	(6,003)
Investing activities	(52)	1,132
Decrease in cash	(5,090)	(16,140)

Cash flows used in operating activities

	For the twelve months ended
	January 29,	January 30,
	2022	2021
	$	$
OPERATING ACTIVITIES
Net income (loss)	78,127	(55,932)
Items not affecting cash:	—	—
Depreciation of property and equipment	1,586	2,399
Amortization of intangible assets	1,695	2,053
Amortization of right-of-use assets	1,037	3,041
Gain on modification of lease liabilities	—	(75,121)
Loss (gain) on liabilities subject to compromise	(79,861)	100,550
Interest on lease liabilities	131	3,230
Loss on disposal of property and equipment and right-of-use assets	—	769
Impairment of property and equipment and right-of-use assets	—	39,960
Loss on disposal of intangible assets	—	790
Stock-based compensation expense	1,405	820
Sub-total	4,120	22,559
Net change in other non-cash working capital balances related to operations	(8,361)	(33,828)
Cash flows used in operating activities	(4,241)	(11,269)

Cash flows used in operating activities. Net cash flows used in operating activities during the year ended January 29, 2022 amounted to $4.2 million.  Included in the net change in non-cash working capital balances related to operations is the payment of $17.6 million made to the Company’s creditors to settle obligations according to the Restructuring Plan Sanction Order. Adjusting cashflows used in operating activities for this payment, cash flows provided by operating activities would have amounted to $13.3 million.

Cash flows provided by (used in) investing activities

	For the twelve months ended
	January 29,	January 30,
	2022	2021
	$	$
INVESTING ACTIVITIES
Additions to property and equipment	(52)	(433)
Additions to intangible assets	—	(480)
Repayment of loan from a Company controlled by an executive employee	—	2,045
Cash flows provided by (used in) investing activities	(52)	1,132

Cash flows used in investing activities. Cash flows used in investing activities of $0.1 million during the year ended January 29, 2022 decreased by $1.2 million compared to prior year. The decrease is primarily due to the repayment of a loan from a Company controlled by an executive employee during the prior fiscal year.

Cash flows used in financing activities

	For the twelve months ended
	January 29,	January 30,
	2022	2021
	$	$
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	—	4
Payment of lease liabilities	(797)	(6,007)
Cash flows used in financing activities	(797)	(6,003)

Cash flow used in financing activities. Net cash flows used in financing activities of $0.8 million during the year ended January 29, 2022 represents a decrease of $5.2 million compared to the prior year and due primarily to due to a reduction of lease liabilities resulting from the termination of our store leases.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual obligations that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for purchase obligations. As at January 29, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations for goods and services amounting to $11.3 million, net of $542 of advances (Fiscal 2020 - $14.1 million, net of $6.8 million of advances) is expected to be discharged within 12 months.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements included in this Annual Report. There have been no material changes to the critical accounting policies and estimates since January 31, 2021, other than as disclosed in Note 3 to the consolidated financial statements.

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

i. Recoverability and impairment of non‑financial assets

The temporary store closures because of COVID-19, as well as the permanent closure of most of our retail stores resulting from the Restructuring Plan, and the related reduction in operating income during Fiscal 2020 were considered to be indicators of impairment and the Company performed an assessment of recoverability for the property and equipment and right-of-use assets associated with its retail locations.

ii. Estimating the incremental borrowing rate of leases

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

Significant judgments in applying accounting principles

i. Impairment of non‑financial assets

Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior, the allocation basis of e-commerce sales to CGUs, and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash inflows of the stores in the group as interdependent.

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

iii. Determination of the lease term of leases with renewal options

The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised.

The Company has the option, under some of its leases to lease the assets for additional terms of one to three years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew. That is, it considers all relevant factors that create an economic incentive for it to exercise the renewal, including store performance, expected future performance and past business practice. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise (or not to exercise) the option to renew (e.g., a change in business strategy).

Recently Issued Accounting Standards

Costs necessary to sell inventories (IAS 2) agenda decision

At its June 2021 meeting, the IFRS Interpretations Committee finalised an agenda decision about the costs an entity includes as the “estimated costs necessary to make the sale” when determining the net realizable value of inventories. The IFRS Interpretations Committee concluded that when determining the net realizable value of inventories, an entity estimates the costs necessary to make the sale in the ordinary course of business, which requires the exercise of judgment. There was no impact on the Company’s results.

JOBS Act Exemptions and Foreign Private Issuer Status

 Exchange Act Exemptions and Foreign Private Issuer Status

We do not qualify as an “accelerated filer” or “large accelerated filer” as defined in the Exchange Act. Companies that are not an accelerated filer or large accelerated filer may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. This includes an exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to the Sarbanes‑Oxley Act. We may take advantage of this exemption until such time as we qualify as an accelerated filer or large accelerated filer.  We will qualify (1) as an accelerated filer if we have an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of US$75 million or more, but less than US$700 million, as of the last business day of our most recently completed second fiscal quarter, or (2) as a large accelerated filer if we have an aggregate worldwide market value of the voting and non-voting common equity held by its non-affiliates of US$700 million or more, as of the last business day of our most recently completed second fiscal quarter. We may choose to take advantage of some but not all these reduced burdens.

We report under the Exchange Act as a non‑U.S. company with foreign private issuer status. As long as we qualify as a foreign private issuer under the Exchange Act, we will be exempt from certain provisions of the Exchange Act that are applicable to U.S. domestic public companies, including:

•	the sections of the Exchange Act regulating the solicitation of proxies, consents, or authorizations in respect of a security registered under the Exchange Act;

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of DAVIDsTEA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DAVIDsTEA Inc. [the “Company”] as of January 29, 2022 and January 30, 2021, the related consolidated statements of income (loss) and comprehensive income (loss), cash flows and equity for each of the three years in the period ended January 29, 2022 and the related notes [collectively referred to as the “consolidated financial statements”]. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021 and the results of its operations and its cash flows for each of the three years in the period ended January 29, 2022, in conformity with International Financial Reporting Standards as issued by the International Accounting Standards Board.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Montréal, Canada

April 29, 2022

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED BALANCE SHEETS

[In thousands of Canadian dollars]

		As at
		January 29,	January 30,
		2022	2021
		$	$
ASSETS
Current
Cash		25,107	30,197
Accounts and other receivables	[Note 6]	3,209	6,212
Inventories	[Note 7]	31,048	23,468
Prepaid expenses and deposits		4,142	14,470
Total current assets		63,506	74,347
Property and equipment	[Note 8]	775	2,309
Intangible assets	[Note 9]	2,234	3,929
Right-of-use assets	[Note 10]	12,087	657
Total assets		78,602	81,242
LIABILITIES AND EQUITY
Current
Trade and other payables	[Note 11]	12,300	4,152
Deferred revenue	[Note 12]	5,434	7,080
Liabilities subject to compromise	[Note 13]	—	100,550
Current portion of lease liabilities	[Note 10]	2,364	396
Total current liabilities		20,098	112,178
Non-current portion of lease liabilities	[Note 10]	10,189	355
Total liabilities		30,287	112,533
Commitments and contingencies
Equity
Share capital	[Note 15]	113,534	113,167
Contributed surplus		2,507	1,747
Deficit		(70,671)	(148,068)
Accumulated other comprehensive income		2,945	1,863
Total equity (deficiency)		48,315	(31,291)
Total liabilities and equity		78,602	81,242

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

[In thousands of Canadian dollars, except share information]

		For the year ended
		January 29,	January 30,	February 1,
		2022	2021	2020
		$	$	$
Sales	[Note 22]	104,073	121,686	196,462
Cost of sales		60,871	71,953	87,886
Gross profit		43,202	49,733	108,576
Selling, general and administration expenses	[Note 18]	42,923	46,464	135,306
Restructuring plan activities, net	[Note 19]	(76,857)	56,327	—
Results from operating activities		77,136	(53,058)	(26,730)
Finance costs	[Note 16]	152	3,273	6,751
Finance income		(143)	(399)	(784)
Net income (loss) before income taxes		77,127	(55,932)	(32,697)
Recovery of income taxes	[Note 17, 19]	(1,000)	—	(1,500)
Net income (loss)		78,127	(55,932)	(31,197)

Other comprehensive income (loss):
Cumulative translation adjustment		1,082	656	(290)
Other comprehensive income (loss), net of tax		1,082	656	(290)
Total comprehensive income (loss)		79,209	(55,276)	(31,487)
Net earnings (loss) per share:
Basic	[Note 20]	2.97	(2.14)	(1.20)
Fully diluted	[Note 20]	2.83	(2.14)	(1.20)
Weighted average number of shares outstanding:
Basic	[Note 20]	26,323,469	26,168,848	26,056,332
Fully diluted	[Note 20]	27,644,498	26,168,848	26,056,332

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF CASH FLOWS

[In thousands of Canadian dollars]

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
OPERATING ACTIVITIES
Net income (loss)	78,127	(55,932)	(31,197)
Items not affecting cash:
Depreciation of property and equipment	1,586	2,399	5,411
Amortization of intangible assets	1,695	2,053	1,934
Amortization of right-of-use assets	1,037	3,041	12,051
Gain on modification of lease liabilities	—	(75,121)	—
Loss (gain) on liabilities subject to compromise	(79,861)	100,550	—
Interest on lease liabilities	131	3,230	6,962
Loss on disposal of property and equipment and right-of-use assets	—	769	100
Impairment of property and equipment and right-of-use assets	—	39,960	17,780
Loss on disposal of intangible assets	—	790	—
Stock-based compensation expense	1,405	820	813
Sub-total	4,120	22,559	13,854
Net change in other non-cash working capital balances related to operations	(8,361)	(33,828)	19,254
Cash flows provided by (used in) operating activities	(4,241)	(11,269)	33,108
FINANCING ACTIVITIES
Proceed from issuance of common shares pursuant to exercise of stock options	—	4	14
Payment of lease liabilities	(797)	(6,007)	(23,206)
Cash flows used in financing activities	(797)	(6,003)	(23,192)
INVESTING ACTIVITIES
Additions to property and equipment	(52)	(433)	(1,032)
Additions to intangible assets	—	(480)	(2,594)
Repayment of loan from a Company controlled by an executive employee	—	2,045	(2,026)
Cash flows provided by (used in) investing activities	(52)	1,132	(5,652)
Increase (decrease) in cash during the year	(5,090)	(16,140)	4,264
Cash, beginning of the year	30,197	46,338	42,074
Cash, end of the year	25,107	30,197	46,338
Supplemental Information
Cash paid for:
Interest	—	—	50
Income taxes (classified as operating activity)	—	—	—
Cash received for:
Interest	122	368	778
Income taxes (classified as operating activity)	—	870	2,948

See accompanying notes

DAVIDsTEA Inc.

Incorporated under the laws of Canada

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[In thousands of Canadian dollars]

				Accumulated
				other	Total
	Stock	Contributed		comprehensive	equity
	capital	surplus	Deficit	income	(deficiency)
	$	$	$	$	$
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the twelve months ended January 29, 2022	—	—	78,127	—	78,127
Other comprehensive income	—	—	—	1,082	1,082
Total comprehensive income	—	—	78,127	1,082	79,209
Common shares issued on vesting of restricted stock units	367	(645)	(730)	—	(1,008)
Stock-based compensation expense	—	1,405	—	—	1,405
Balance, January 29, 2022	113,534	2,507	(70,671)	2,945	48,315

Balance, February 1, 2020	112,843	1,577	(92,278)	1,207	23,349
Net loss for the twelve months ended January 30, 2021	—	—	(55,932)	—	(55,932)
Other comprehensive income	—	—	—	656	656
Total comprehensive income	—	—	(55,932)	656	(55,276)
Issuance of common shares	5	(1)	—	—	4
Common shares issued on vesting of restricted stock units	319	(649)	142	—	(188)
Stock-based compensation expense	—	820	—	—	820
Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)

See accompanying notes

DAVIDsTEA Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended January 29, 2022, January 30, 2021 and February 1, 2020

[Amounts in thousands of Canadian dollars except per share amounts and where otherwise indicated]

1. CORPORATE INFORMATION

The consolidated financial statements of DAVIDsTEA Inc. and its wholly-owned subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the year ended January 29, 2022 were authorized for issue in accordance with a resolution of the Board of Directors on April 29, 2022. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the NASDAQ Global Market under the symbol “DTEA”. The registered office is located at 5430, Ferrier Street, Town of Mount-Royal, Quebec, Canada, H4P 1M2.

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories, and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,500 grocery stores and pharmacies, and 18 company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health, and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all. Sales fluctuate from quarter to quarter. Sales are traditionally highest in the fourth fiscal quarter due to the year-end holiday season and tend to be lowest in the second and third fiscal quarters because of lower customer engagement during the summer months.

CCAA Proceedings

In March 2020, the outbreak of a novel strain of coronavirus (“COVID-19”) was declared a global pandemic by the World Health Organization and on March 17, 2020, in response to the COVID-19 pandemic, the Company announced the temporary closure of all its retail stores in Canada and the United States.

Following a careful review of available options to stem the losses generated primarily from its brick-and-mortar footprint, management and Board of Directors determined that a formal restructuring process was the best option in the context of an increasingly challenging retail environment, further exacerbated by the COVID-19 pandemic.

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform and the Amazon Marketplace as well as its wholesale distribution channel. On August 21, 2020, the Company re-opened 18 stores across Canada and permanently shuttered 164 stores in Canada and 42 stores in the United States.

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

The approved Plan of Arrangement required that DAVIDsTEA Inc. distribute an aggregate amount of approximately $17.6 million to its creditors and those of DAVIDsTEA (USA) Inc. in full and final settlement of all claims affected by the Plan of Arrangement on June 18, 2021.

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

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The years ended January 29, 2022, January 30, 2021 and February 1, 2020 cover a 52-week period.

Certain comparative figures have been reclassified to conform with the current year’s presentation.

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

Government assistance

Government assistance, including wage and rent subsidies, is recognized when there is a reasonable assurance that the assistance will be received and that the Company will comply with all relevant conditions. Government assistance related to incurred expenses is recorded as a reduction of the related expenses.

Inventory valuation

Inventories are measured at the lower of cost and net realizable value. Cost is determined using the weighted average cost method. Costs include the cost of purchase and transportation costs that are directly incurred to bring the inventories to their present location, and duty. Net realizable value is the estimated selling price of inventory in the ordinary course of business, less any incremental costs necessary to make the sale.

Property and equipment

Property and equipment are initially recorded at cost and are depreciated over their useful economic life. Cost includes expenditures that are directly attributable to the acquisition of the asset, including any costs directly related to bringing the asset to a working condition for its intended use. The residual values, useful lives, and methods of depreciation of property and equipment are reviewed at each financial year end and adjusted prospectively, if appropriate. All repair and maintenance costs are recognized in net income (loss) as incurred

Depreciation of an asset begins once it becomes available for use. Depreciation is charged to income for both Furniture and equipment as well as Computer hardware on a straight-line basis over the assets’ useful life.

Leasehold improvements are depreciated on a straight‑line basis over the lesser of the useful economic life and the lease term.

Any gain or loss arising on the disposal or derecognition of the asset (calculated as the difference between the net disposal proceeds and the carrying amount of the asset) is included in the consolidated statement of income (loss) when the asset is derecognized.

Intangible assets

Intangible assets consist of computer software, trademarks, and patents.

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

The amortization expense on intangible assets with finite lives is recognized in the consolidated statement of income (loss) as the expense category that is consistent with the function of the intangible assets.

Any gain or loss arising on the disposal or derecognition of the intangible asset (calculated as the difference between the net disposal proceeds and the carrying amount of the intangible asset) is included in our consolidated statement of income (loss) when the intangible asset is derecognized.

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

The right-of-use assets are depreciated on a straight-line basis over the shorter of its estimated useful life and the lease term unless the Company is reasonably certain to obtain ownership of the leased asset at the end of the lease term. In addition, the right-of-use assets are subject to impairment and adjusted for any remeasurement of lease liabilities, to the extent that there is a balance of right-of-use asset at the time the change in lease liability occurs. Amortization expense is recorded in selling, general and administrative expense.

Lease liabilities

At the commencement date of the lease, the Company recognizes lease liabilities measured at the present value of lease payments to be made over the lease term. The lease payments include fixed payments (including in-substance fixed payments) less any lease incentives receivable, variable lease payments that depend on an index or a rate. The lease payments also include the exercise price of a purchase option reasonably certain to be exercised by the Company and payments of penalties for terminating a lease, if the lease term reflects the Company exercising the option to terminate. The variable lease payments that do not depend on an index or a rate are recognized as expense in the period in which the event or condition that triggers the payment occurs.

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

The Company assesses all non-financial assets, at each reporting date, for indications that the carrying amount may not be recoverable. If any indication exists, the Company estimates the asset’s recoverable amount. An asset’s recoverable amount is the higher of an assets or cash‑generating unit’s (“CGU”) fair value less costs of disposal and its value in use. When the carrying amount of an asset or CGU exceeds its recoverable amount, the asset is considered impaired and is written down to its recoverable amount.

In determining fair value less costs of disposal, recent market transactions are considered. If no such transactions can be identified, an appropriate valuation model is used. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre‑tax discount rate that reflects current market assessments of the time value of money. Recoverable amount is determined for an individual asset, unless the asset does not generate cash inflows that are largely independent of those from other assets or corporate assets. The discount rate applied to an asset or CGU is the weighted average cost of capital (“WACC”). Management considers factors such as risk-free rate, equity risk premium, size premium, specific business risk premium and cost of debt to derive the WACC.

The Company bases its impairment calculation on detailed budgets and forecast calculations, which are prepared separately for each of the Company’s CGUs to which the individual assets are allocated. These budgets and forecast calculations generally cover the lease term.

Based on the management of operations, the Company has defined each of the commercial premises in which it carries out its activities as a CGU. For non-financial assets that can be reasonably and consistently allocated to individual stores, the store level is used as the CGU for impairment testing. For all other non-financial assets, the corporate level is used as the group of CGUs.

An assessment is made at each reporting date as to whether there is any indication that previously recognized impairment may no longer exist or may have decreased and if there has been a change in the assumptions used to determine the asset’s recoverable amount. The reversal is limited to the extent that an asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, had no impairment loss been recognized. Such reversal is recognized in the consolidated statement of income (loss).

Provisions

Provisions are recognized when the Company has a present obligation because of a past event, it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation and a reliable estimate can be made of the amount of the obligation. When the Company expects some or all of a provision to be reimbursed, the reimbursement is recognized as a separate asset, but only when the reimbursement is virtually certain. The expense relating to a provision is presented in our consolidated statement of income (loss), net of any reimbursement. All provisions are reviewed at each reporting date and adjusted to reflect the current best estimates.

If the effect of the time value of money is material, provisions are discounted using a current pre‑tax rate that reflects, when appropriate, the risks specific to the liability. When discounting is used, the increase in the provision due to the passage of time is recognized as a finance cost.

Liabilities subject to compromise

As a result of the CCAA process, the payment of liabilities owing as of July 8, 2020 was stayed, and the outstanding liabilities, as well as any additional outstanding claims by creditors were subject to compromise pursuant to the Company’s Plan of Arrangement.

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

As a result of the final settlement, the Company recorded a gain on the settlement of liabilities subject to compromise of $79.9 million (Note 13).

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

The fair value of stock‑based compensation awards granted to employees is measured at the grant date using the Black Scholes option pricing model. Measurement inputs include the share price of the underlying shares on the measurement date, the exercise price of the option, the expected volatility (based on historical volatility of the Company), the weighted average expected life of the option (based on historical experience), expected dividends, and the risk‑free interest rate (based on government bonds).

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

The Frequent Steeper loyalty and rewards program allows customers to redeem points earned in return for loose-leaf tea. Points expire after 365 days of no activity.

Consideration is allocated between the loyalty program awards and the goods on which the awards were earned, based on their relative stand-alone selling prices. The fair value of Frequent Steeper points and offers are determined based on the estimated selling price of the loose-leaf tea, net of points and offers we expect will not be redeemed. The relative selling price of points and offers issued are recorded as deferred revenue. Offers for loose-leaf tea are recognized as revenue on the earlier of redemption and expiry. On an ongoing basis, the Company monitors historical redemption rates. Frequent Steeper redemptions are included with total sales in our consolidated statement of net income (loss).

iii.	Subscription box

Revenue is recognized at a point in time, which is upon delivery of subscription boxes, as it meets the criteria to satisfy the performance obligation. Deferred revenue is recognized for consideration received in advance of the delivery of subscription boxes.

Finance income

Interest income is recognized as interest accrues using the effective interest method.

Income taxes

Income tax expense comprises current and deferred tax. Current tax and deferred tax are recognized in our consolidated statement of income (loss) except to the extent that they relate to items recognized directly in equity or in other comprehensive income (loss).

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

The diluted earnings per share is calculated by adjusting the weighted average number of shares outstanding to include additional shares issued from the exercise of stock options and RSUs, if dilutive. For stock options, the number of additional shares is calculated by assuming that the proceeds from such exercises, as well as the amount of unrecognized stock-based compensation, which is considered to be assumed proceeds, are used to purchase common shares at the average market price during the reporting period.

Financial instruments

           A financial instrument is any contract that gives rise to a financial asset of one entity and a financial liability or equity instrument of another entity. A financial asset or liability is recognized initially (at settlement date) at its fair value plus, in the case of a financial asset or liability not at fair value through profit or loss, transaction costs that are directly attributable to the acquisition or issue of the instrument. Financial assets and liabilities carried at fair value through profit or loss are initially recognized at fair value and transaction costs are expensed in the consolidated statements of income (loss).

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

Classifications that the Company has used for financial assets include:

(a)

Amortized Cost - non-derivative financial assets with fixed or determinable payments that are not quoted in an active market. This includes trade receivables. Gains and losses are recognized in net income (loss) in the period that the asset is no longer recognized or becomes impaired; and

(b)	FVTPL - financial assets which are classified as fair value through profit and loss. This includes cash.

Classifications that the Company has used for financial liabilities include:

(a)

Amortized cost - non-derivative financial liabilities measured at amortized cost with gains and losses recognized in net loss in the period that the liability is no longer recognized. This includes Trade and other payables

Foreign currency translation

Revenues, expenses and non-monetary assets and liabilities denominated in foreign currencies are recorded at the rate of exchange prevailing at the transaction date. Monetary assets and liabilities denominated in foreign currencies are translated at exchange rates prevailing at the balance sheet date. Unrealized and realized translation gains and losses are reflected in our statement of income (loss).

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

Foreign exchange gains or losses arising from a monetary item receivable from or payable to a foreign operation, the settlement of which is neither planned nor likely to occur in the foreseeable future and which in substance is considered to form part of the net investment in the foreign operation, are recognized in other OCI in the cumulative translation account and reclassified from equity to our consolidated statement of income (loss) on disposal of the net investment.

4. CHANGES IN ACCOUNTING PRINCIPLES

Recently Issued Accounting Pronouncements

2021 - Costs necessary to sell inventories (IAS 2) agenda decision

At its June 2021 meeting, the IFRS Interpretations Committee finalised an agenda decision about the costs an entity includes as the “estimated costs necessary to make the sale” when determining the net realizable value of inventories. The IFRS Interpretations Committee concluded that when determining the net realizable value of inventories, an entity estimates the costs necessary to make the sale in the ordinary course of business, which requires the exercise of judgment. There was no impact on the Company’s results.

2020 - COVID-19 related rent concessions

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

Key sources of estimation uncertainty

Key sources of estimation uncertainty that have a significant risk of resulting in a material adjustment to the carrying amount of assets and liabilities within the next financial year are as follows:

i.	Recoverability and impairment of non‑financial assets

The temporary store closures because of COVID-19, as well as the permanent closure of most of our retail stores resulting from the Restructuring Plan, and the related reduction in operating income during Fiscal 2020 were considered to be indicators of impairment and the Company performed an assessment of recoverability for the property and equipment and right-of-use assets associated with its retail locations.

ii.	Estimating the incremental borrowing rate of leases

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

Significant judgments in applying accounting principles

i.	Impairment of non‑financial assets

Management is required to make significant judgments in determining if individual commercial premises in which it carries out its activities are individual CGUs, or if these units should be aggregated at a regional level to form a CGU. The significant judgments applied by management in determining if stores should be aggregated in a given geographic area to form a CGU include the determination of expected customer behavior, the allocation basis of e-commerce sales to CGUs, and whether customers could interchangeably shop in any of the stores in a given area and whether management views the cash inflows of the stores in the group as interdependent.

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

iii.	Determination of the lease term of leases with renewal options

The Company determines the lease term as the non-cancellable term of the lease, together with any periods covered by an option to extend the lease if it is reasonably certain to be exercised, or any periods covered by an option to terminate the lease, if it is reasonably certain not to be exercised.

The Company has the option, under some of its leases to lease the assets for additional terms of one to three years. The Company applies judgement in evaluating whether it is reasonably certain to exercise the option to renew. That is, it considers all relevant factors that create an economic incentive for it to exercise the renewal, including store performance, expected future performance and past business practice. After the commencement date, the Company reassesses the lease term if there is a significant event or change in circumstances that is within its control and affects its ability to exercise (or not to exercise) the option to renew (e.g., a change in business strategy).

6. ACCOUNTS AND OTHER RECEIVABLES

	January 29,	January 30,
	2022	2021
	$	$
Credit card and cash clearing receivables	434	706
Trade receivables	2,391	1,232
Other receivables	384	4,274
	3,209	6,212

7. INVENTORIES

	January 29,	January 30,
	2022	2021
	$	$
Finished goods	24,639	17,478
Goods in transit	1,316	3,123
Packaging	5,093	2,867
	31,048	23,468

During the year ended January 29, 2022, inventories recognized as cost of sales amounted to $32,352 [January 30, 2021 -$34,463, February 1, 2020 - $56,310]. The cost of inventory includes a write-down of $nil [January 30, 2021 - $557, February 1, 2020 - $nil] recorded as a result of net realizable value being lower than cost. Inventory write-downs of $131 [January 30, 2021 - $nil, February 1, 2020 - $406] recognized in the previous years were reversed.

8. PROPERTY AND EQUIPMENT

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Cost
Balance, February 1, 2020	85,173	14,022	5,964	105,159
Acquisitions	237	150	47	434
Disposals	(78,001)	(11,987)	(4,251)	(94,239)
Cumulative translation adjustment	712	49	12	773
Balance, January 30, 2021	8,121	2,234	1,772	12,127
Acquisitions	—	52	—	52
Balance, January 29, 2022	8,121	2,286	1,772	12,179

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Accumulated depreciation and impairment
Balance, February 1, 2020	71,771	10,853	4,798	87,422
Depreciation	1,582	517	300	2,399
Impairment	10,665	1,990	512	13,167
Disposals	(78,001)	(11,782)	(4,084)	(93,867)
Cumulative translation adjustment	573	93	31	697
Balance, January 30, 2021	6,590	1,671	1,557	9,818
Depreciation	1,260	232	94	1,586
Balance, January 29, 2022	7,850	1,903	1,651	11,404

	Leasehold	Furniture and	Computer
	improvements	equipment	hardware	Total
	$	$	$	$
Net Carrying Value
Balance, January 30, 2021	1,531	563	215	2,309
Balance, January 29, 2022	271	383	121	775

A review of impairment indicators was performed in Fiscal 2021 and Fiscal 2020. This review revealed that no impairment was required in Fiscal 2021.

In Fiscal 2020, the Company reviewed the recoverable amount for certain CGUs with an indication of impairment. CGUs reviewed included stores that were permanently closed as part of the Restructuring Plan and the remaining stores that were expected to perform below the Company’s previous projection. This review required an impairment of store leasehold improvements, furniture and equipment and computer hardware amounting to $10,665, $1,990 and $512, respectively for a total of $13,167.

Impairment losses, including property and equipment and right-of-use assets, related to closed stores of $37,399 was reported in Fiscal 2020 under Restructuring Plan activities, net (Note 19), while impairment losses related to stores that remain open in Fiscal 2021, Fiscal 2020 and Fiscal 2019, amounting to $nil, $2,561 and $17,780, respectively, were reported in under selling, general and administration expenses (Note 18).

Depreciation expense is reported in the consolidated statement of income (loss) and comprehensive income (loss) under Selling, general and administration expenses (Note 18).

9. RIGHT-OF-USE ASSETS AND INTANGIBLE ASSETS

	Computer
	software	Other	Total
	$	$	$
Cost
Balance, February 1, 2020	14,511	101	14,612
Acquisitions	479	—	479
Disposals	(2,418)	—	(2,418)
Cumulative translation adjustment	(54)	—	(54)
Balance, January 30, 2021	12,518	101	12,619
Acquisitions	—	—	—
Disposals	—	—	—
Cumulative translation adjustment	—	—	—
Balance, January 29, 2022	12,518	101	12,619

	Computer
	software	Other	Total
	$	$	$
Accumulated amortization
Balance, February 1, 2020	8,273	—	8,273
Amortization	2,053	—	2,053
Impairment	—	—	—
Disposals	(1,628)	—	(1,628)
Cumulative translation adjustment	(8)	—	(8)
Balance, January 30, 2021	8,690	—	8,690
Amortization	1,695	—	1,695
Impairment	—	—	—
Disposals	—	—	—
Cumulative translation adjustment	—	—	—
Balance, January 29, 2022	10,385	—	10,385

	Computer
	software	Other	Total
	$	$	$
Net Carrying Value
Balance, January 30, 2021	3,828	101	3,929
Balance, January 29, 2022	2,133	101	2,234

Amortization expense is reported in the consolidated statement of income (loss) and comprehensive income (loss) under selling, general and administration expenses (Note 18).

10. LEASE LIABILITIES

Set out below are the carrying amounts of the Company’s right-of-use assets and lease liabilities and the movements:

	Right-of-Use	Lease
	Assets	Liability
	$	$
Balance, January 30, 2021	657	751
Additions	12,467	12,468
Amortization expense	(1,037)	—
Interest expense	—	131
Payments	—	(797)
Balance, January 29, 2022	12,087	12,553

Presented as:
Current	—	2,364
Non-Current	12,087	10,189

	Right-of-Use	Lease
	Assets	Liability
	$	$
Balance, February 1, 2020	35,082	88,664
Additions	1,987	1,987
Amortization expense	(3,041)	—
Impairment of right-of-use assets	(26,793)	—
Gain on modification of lease liability	(6,684)	(81,805)
Loss on disposal	(397)	—
Interest expense	—	3,230
Payments	—	(6,007)
Transfer to liabilities subject to compromise	—	(6,207)
CTA	503	889
Balance, January 30, 2021	657	751

Presented as:
Current	—	396
Non-Current	657	355

The Company recorded an impairment loss of $nil related to the Company’s right-of-use assets [January 30, 2021 - $26,793, February 1, 2020 - $16,193].

Amortization expense is reported in the consolidated statement of income (loss) and comprehensive income (loss) under Selling, general and administration expenses (Note 18).

The following table presents a maturity analysis of future contractual undiscounted cash flows from lease liabilities:

January 29,
2022
$
Within one year	2,997
After one year but no more than five years	11,295
More than five years	—

The Company has lease contracts that contain variable lease payments primarily based on a percentage of retail sales. The Company recognized variable lease payments of $3,301 for the year ended January 29, 2022 [January 30, 2021 - $985, February 1, 2020 - $1,274] In addition, expenses related to leases of low-value assets were $13 [January 30, 2021 - $18, February 1, 2020 - $18]. These expenses are recorded in Selling, general and administrative expenses (Note 18).

11. TRADE AND OTHER PAYABLES

	January 29,	January 30,
	2022	2021
	$	$
Trade payable and accrued liabilities	11,088	1,891
Income taxes payable	44	1,244
Wages, salaries and employee benefits payable	1,168	1,017
	12,300	4,152

Included in prepaid expenses and deposits are advances to suppliers of $542 [January 30, 2021 - $6.8 million].

12. DEFERRED REVENUE

	January 29,	January 30,
	2022	2021
	$	$
Gift cards liability	4,457	4,642
Loyalty program	890	1,548
Subscription box liability	87	890
	5,434	7,080

During the year, the Company recorded gift card breakage income of $294 [January 30, 2021 - $74, February 1, 2020 - $1,294]. Gift card breakage is included in sales in the consolidated statement of income (loss).

13. LIABILITIES SUBJECT TO COMPROMISE

As a result of the Initial Order obtained on July 8, 2020 and subsequent amendments (Note 1), the payment of liabilities owing as of July 8, 2020 was stayed, and the outstanding liabilities as of that date, as well as any additional outstanding claims by creditors were subject to compromise pursuant to the Company’s Plan of Arrangement.

Obligations for goods and services provided to the Company after the filing date of July 8, 2020 were discharged based on negotiated terms and are excluded from liabilities subject to compromise.

The Plan of Arrangement was approved by the Company’s creditors on June 11, 2021 and required that the Company distribute an aggregate amount of $17.6 million to its creditors in full and final settlement of all claims affected by the Plan of Arrangement. On June 18, 2021, the Monitor issued a Certificate of Implementation in which it certified that all the conditions precedent to the implementation of the Plan, including, among other things, remittance of funds to the Monitor for distribution to creditors, had been fulfilled or waived by the debtors. As a result of the final settlement, the Company recorded a gain on the settlement of liabilities subject to compromise of $79.9 million which was reduced by $2.0 million of professional fees in connection with the CCAA proceedings. This net gain is presented in the consolidated statements of income (loss) and comprehensive income (loss) in Restructuring Plan activities, net and Recovery of income taxes as a net gain of $76.9 million and $1.0 million, respectively.

On September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

As a result, there are no liabilities subject to compromise as of January 29, 2022.

14. COMMITMENTS AND CONTINGENCIES

As at January 29, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs. Purchase obligations, net of $542 of advances, which is included in Prepaid expenses and deposits, amounting to $11.3 million (Fiscal 2020 - $14.1 million, net of $6.8 of advances) are expected to be discharge within 12 months.

15. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and Outstanding

	January 29,	January 30,
	2022	2022
	$	$
Share Capital - 26,423,717 Common shares (January 30, 2021 - 26,234,582)	113,534	113,167

Common
shares
#
Number of shares in issuance
Balance, February 1, 2020	26,086,162
Issuance of common shares upon exercise of options	4,000
Issuance of common shares upon vesting of restricted stock units	144,420
Balance, January 30, 2021	26,234,582
Issuance of common shares upon vesting of restricted stock units	189,135
Balance, January 29, 2022	26,423,717

During the year ended January 29, 2022, no stock options were exercised for common shares [January 30, 2021 - 4,000 stock options for cash proceeds of $4, February 1, 2020 - 18,500 stock options for cash proceeds of $14].

In addition, during the year ended January 29, 2022, 189,135 common shares [January 30, 2021 - 144,420, February 1, 2020 - 55,845] were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $367, net of tax [January 30, 2021 - $319, February 1, 2020 - $303].

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

The maximum number of the Company’s common shares that are available for issuance under the 2015 Omnibus Plan is 2,940,000 shares. Common shares issued under the 2015 Omnibus Plan may be shares held in treasury or authorized but unissued shares of the Company not reserved for any other purpose. As at January 29, 2022, 1,034,499 common shares remain available for issuance under the 2015 Omnibus Plan.

A summary of the status of the Company’s stock option plan and changes during the year is presented below.

	For the year ended
	January 29,		January 30,
	2022		2021
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding, beginning of year	17,490	6.32	76,350	8.96
Exercised	—	—	(4,000)	0.77
Forfeitures	(14,000)	4.31	(54,860)	10.40
Outstanding, end of period	3,490	14.39	17,490	6.32
Exercisable, end of period	3,490	14.39	17,490	6.32

The weighted average share price at the date of exercise for options exercised during the year January 30, 2021 was $0.87.

The following tables summarize information about the stock options outstanding at January 29, 2022 and January 30, 2021:

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	January 29,	remaining	exercise	January 29,	exercise
	2022	life	price	2022	price
Range of exercise prices	#	(years)	$	#	$
$14.39 - $17.99	3,490	1.2	14.39	3,490	14.39
Balance, January 29, 2022	3,490	1.2	14.39	3,490	14.39

		Weighted		Number of
	Number	average	Weighted	options	Weighted
	outstanding at	contractual	average	exercisable at	average
	January 30,	remaining	exercise	January 30,	exercise
	2021	life	price	2021	price
Range of exercise prices	#	(years)	$	#	$
$3.33 - $4.31	14,000	0.8	4.3	14,000	4.3
$14.39 - $17.99	3,490	2.20	14.39	3,490	14.39
As at January 30, 2021	17,490	1.1	6.32	17,490	6.32

A summary of the status of the Company’s RSU plan and changes during the years ended January 29, 2022 and January 30, 2021 is presented below.

	For the year ended
	January 29,		January 30,
	2022		2021
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of year	1,306,101	1.70	749,522	5.26
Granted	727,217	4.55	1,177,222	1.44
Forfeitures	(364,478)	(3.54)	(351,205)	(1.71)
Vested	(189,135)	(2.32)	(121,920)	(1.54)
Vested, withheld for tax	(196,915)	(2.32)	(147,518)	(2.16)
Outstanding, end of period	1,282,790	2.60	1,306,101	1.70

______________

(1) Weighted average fair value per unit as at date of grant.

During the year ended January 29, 2022, the Company recognized a stock-based compensation expense of $1,405 [January 30, 2021 - $820, February 1, 2020 - $813].

16. FINANCE COSTS

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Interest and penalty on provision for uncertain tax position	—	—	(250)
Interest on lease liabilities	131	3,229	6,962
Other finance costs	21	44	39
	152	3,273	6,751

17. INCOME TAXES

A reconciliation of the statutory income tax rate to the effective tax rate is as follows:

	For the year ended
	January 29,		January 30,		February 1,
	2022		2021		2020
	%	$	%	$	%	$
Income tax provision (recovery) — statutory rate	26.3	20,288	26.4	(14,737)	26.8	(8,747)
Increase (decrease) in income tax provision (recovery) resulting from:
Non-deductible items	0.5	408	(0.1)	39	(0.7)	232
Effect of substantively enacted income tax rate changes	(0.1)	(51)	(0.7)	400	(1.2)	394
Unrecognized deferred income tax assets	(27.3)	(21,096)	(25.4)	14,209	(25.2)	8,232
Provision for uncertain tax position	(0.6)	(454)	—	—	4.6	(1,500)
Other	(0.1)	(95)	(0.2)	89	0.3	(111)
Income tax provision (recovery) — effective tax rate	(1.3)	(1,000)	(0)	—	4.6	(1,500)

A breakdown of the income tax recovery on the consolidated statement of income (loss) is as follows:

	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Income tax recovery
Current	(1,000)	—	(1,500)
Deferred	—	—	—
	(1,000)	—	(1,500)

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

The tax effects of temporary differences and net operating losses that give rise to deferred income tax assets and lease liabilities are as follows:

	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Deferred income tax assets
Operating losses carried forward	14,965	14,295	7,893
Tax values of property and equipment in excess of carrying value including impairment	2,647	3,099	2,330
Stock options	3,584	3,587	3,763
Financing fees and IPO-related costs	1	3	5
Lease liabilities	3,301	197	23,942
Liabilities subject to compromise	—	21,454	—
Other	112	791	953
Total deferred income tax assets	24,610	43,426	38,886

Deferred income tax liabilities
Right-of-use assets	(3,180)	(191)	(9,444)
Unrealized foreign exchange gain related to intercompany advances	—	(8)	(109)
Total deferred income tax liabilities	(3,180)	(199)	(9,553)
Total deferred income tax assets, net	21,430	43,227	29,333
Unrecognized deferred income tax asset	(21,430)	(43,227)	(29,333)
Net deferred income tax assets	—	—	—

As at January 29, 2022, the Company’s Canadian operations have accumulated losses amounting to $ 34.3 million [January 30, 2021 - $32.5 million, February 1, 2020 - $20.2 million], which begin to expire in 2039. As at January 29, 2022, the Company’s U.S. subsidiary has accumulated losses amounting to US$26.8 million [January 30, 2021 - US$25.9 million, February 1, 2020 - US$17.4 million], of which US$13.8 million expire during the years ending in 2033 to 2037. The remaining accumulated losses amounting to US$13.0 million have an indefinite carry forward period.

Based upon the projections for future taxable income management believes it is no longer probable the Company will realize the benefits of these operating tax losses carried forward and other deductible temporary differences. Therefore, a full valuation allowance of $21.4 million was recorded against the net deferred income tax asset.

The changes in the net deferred income tax asset were as follows for the fiscal year:

	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Balance net, beginning of year	—	—	—
Deferred rent	—	—	(1,762)
Canadian and U.S. operating losses carried forward	670	6,402	6,476
Property and equipment, including store impairment	(452)	769	(1,175)
Stock options	(3)	(176)	(80)
Financing fees and IPO-related costs	(2)	(2)	(583)
Unrealized foreign exchange gain on intercompany advances	8	101	103
Right-of-use asset	(2,989)	9,253	(9,444)
Lease liabilities	3,104	(23,745)	23,942
Lease inducement	—	—	(634)
Unrecognized deferred income tax asset	21,797	(13,894)	(11,774)
Provisions for onerous contracts	—	—	(5,357)
Liabilities subject to compromise	(21,454)	21,454	—
Other	(679)	(162)	288
Deferred income tax assets net, end of year	—	—	—

18. SELLING, GENERAL AND ADMINISTRATION EXPENSES

Included in selling, general and administration expenses are the following expenses:

	For the twelve months ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Wages, salaries and employee benefits	15,465	20,222	65,288
Depreciation of property and equipment	1,586	2,399	5,411
Amortization of intangible assets	1,695	2,053	1,934
Amortization right-of-use asset	1,037	3,041	12,051
Impairment of property and equipment and right-of-use assets	—	2,561	17,780
Marketing expenses	6,923	4,693	7,282
Stock-based compensation	1,405	820	813
Government emergency wage and rent subsidies (1)	(4,350)	(4,494)	—
Software implementation costs	3,599	—	—
IT expenses	5,558	3,986	4,022
Credit card fees	2,255	2,770	3,030
Professional fees	1,474	1,713	2,002
Other selling, general and administration	6,276	6,700	15,693
	42,923	46,464	135,306

(1)

The Company qualifies for the Canada Emergency Wage Subsidy and Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the Government of Canada. The Company recognized payroll subsidies for year ended January 29, 2022 of $3.4 million (January 30, 2021 - $4.5 million). The Company recognized rent subsidies for the year ended January 29, 2022 of $1 million (January 30, 2021 - $nil).

19. RESTRUCTURING PLAN ACTIVITIES, NET

Included in Restructuring Plan activities, net are the following expenses:

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Liabilities subject to compromise	(78,861)	(75,121)	—
Professional fees	2,004	2,840	—
Income tax recovery	(1,000)	—	—
Trade and Other Payables	—	3,089	—
Lease terminations	—	76,281	—
Loss on disposal of property and equipment and right-of-use assets	—	1,559	—
Severance costs	—	4,840	—
Interest and penalties related to unpaid occupancy charges	—	1,282	—
Store closure related costs	—	4,158	—
Impairment of property and equipment and right-of-use assets	—	37,399	—
	(77,857)	56,327	—

Presented in:
Restructuring plan activities, net	(76,857)	56,327	—
Recovery of income taxes	(1,000)	—	—
	(77,857)	56,327	—

20. EARNINGS PER SHARE

The following reflects the income (loss) and share data used in the basic and diluted EPS computations:

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Net earnings (loss) for basic EPS	78,127	(55,932)	(31,197)
Weighted average number of shares outstanding:
Basic	26,323,469	26,168,848	26,056,332
Fully diluted	27,644,498	26,168,848	26,056,332
Net earnings (loss) per share:
Basic	2.97	(2.14)	(1.20)
Fully diluted	2.83	(2.14)	(1.20)

For the years ended January 30, 2021, and February 1, 2020, because of the net loss during the year, the stock options and RSUs disclosed in Note 15 are anti‑dilutive.

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

During the year ended January 29, 2022, the Company purchased merchandise for resale from a company controlled by one of its executive employees amounting to $305 [January 30, 2021 - $139, February 1, 2020 - $124]. As of January 29, 2022, an amount of $nil was outstanding and presented in Trade and other payables.

The Company also provided infrastructure and administrative services of $60 [January 30, 2021 - $90, February 1, 2020 - $312] to a company controlled by one of its executive employees.

               There was no spend for consulting services from a related party of the principal shareholder in January 30, 2022 [January 30, 2021 - $53, February 1, 2020 - $237].

There were no amounts receivable from, or payable to related parties at January 29, 2022.

Transactions with key management personnel

Key management of the Company includes members of the Board as well as certain executive officers. The compensation expensed by key management in aggregate was as follows:

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Wages, salaries, bonus and director fees	2,182	2,261	2,784
Termination benefits	—	132	110
Stock-based compensation	1,258	736	669
Total compensation earned by key management personnel	3,440	3,129	3,563

22. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has two operating segments, Canada, and the U.S., that derive their revenues from various distribution channels including online, retail and wholesale. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operations Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available.

The Company derives revenue from the following products:

	For the year ended
	January 29,	January 30,	February 1,
	2022	2021	2020
	$	$	$
Tea	89,921	103,620	148,846
Tea accessories	12,700	16,255	34,003
Food and beverages	1,452	1,811	13,613
	104,073	121,686	196,462

All property and equipment, right-of-use assets and intangible assets are located in Canada.

Results from operating activities before corporate expenses per country are as follows:

	For the year ended
	January 29, 2022
	Canada	US	Consolidated
	$	$	$
Sales	82,545	21,528	104,073
Cost of sales	48,632	12,239	60,871
Gross profit	33,913	9,289	43,202
Selling, general and administration expenses (allocated)	13,149	2,724	15,873
Results from operating activities before corporate expenses	20,764	6,565	27,329
Selling, general and administration expenses (non-allocated)			27,050
Restructuring plan activities, net			(76,857)
Results from operating activities			77,136
Finance costs			152
Finance income			(143)
Net income before income taxes			77,127

	For the year ended
	January 30, 2021
	Canada	US	Consolidated
	$	$	$
Sales	92,537	29,149	121,686
Cost of sales	55,902	16,051	71,953
Gross profit	36,635	13,098	49,733
Selling, general and administration expenses (allocated)	18,923	4,467	23,390
Impairment of property and equipment and right-of-use assets	2,561	—	2,561
Results from operating activities before corporate expenses	15,151	8,631	23,782
Selling, general and administration expenses (non-allocated)			20,513
Restructuring plan activities, net			56,327
Results from operating activities			(53,058)
Finance costs			3,273
Finance income			(399)
Net loss before income taxes			(55,932)

	For the year ended February 1, 2020
	Canada	US	Consolidated
	$	$	$
Sales	152,892	43,570	196,462
Cost of sales	68,958	18,928	87,886
Gross profit	83,934	24,642	108,576
Selling, general and administration expenses (allocated)	65,536	19,520	85,056
Impairment of property and equipment and right-of-use assets	12,087	5,693	17,780
Results from operating activities before corporate expenses	6,311	(571)	5,740
Selling, general and administration expenses (non-allocated)			32,470
Restructuring plan activities, net			—
Results from operating activities			(26,730)
Finance costs			6,751
Finance income			(784)
Net loss before income taxes			(32,697)

23. FINANCIAL RISK MANAGEMENT

The Company’s activities expose it to a variety of financial risks, including risks related to foreign exchange, interest rate, credit, and liquidity.

Currency risk - foreign exchange risk

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

If all other variables remain constant, a revaluation of these monetary assets and liabilities due to a 5% rise or fall in the Canadian dollar against the U.S. dollar would have resulted in an increase or decrease to net loss in the amount of $97.

The Company’s foreign exchange exposure is as follows:

	January 29,	January 30,
	2022	2021
	US$	US$
Cash	2,151	630
Accounts and other receivables	137	465
Prepaid expenses and deposits	199	5,394
Trade and other payables	4,426	750

Market risk - interest rate risk

Interest rate risk is the risk that the fair value of future cash flows of a financial instrument will fluctuate because of changes in market interest rates. Financial instruments that potentially subject the Company to cash flow interest rate risk include financial assets and liabilities with variable interest rates and consist of cash.

Liquidity risk

Liquidity risk is the risk that the Company will encounter difficulty in meeting obligations associated with financial liabilities. The Company’s approach to managing liquidity risk is to ensure, to the extent possible, that it will always have sufficient liquidity to meet liabilities when due. The Company’s liquidity follows a seasonal pattern based on the timing of inventory purchases and capital expenditures. The Company is exposed to this risk mainly in respect of its trade and other payables, lease, and purchase obligations for goods and services.

As at January 29, 2022, we had $25.1 million of cash held by major Canadian financial institutions.

Working capital was $43.4 million as at January 29, 2022, compared to $62.7 million, excluding liabilities subject to compromise, as a January 30, 2021. The decrease in working capital is substantially explained by a decrease in cash, accounts and other receivables and prepaid expenses and deposits, an increase in trade and other payables and current portion of lease liabilities, partially offset by an increase in inventory and deferred revenue.

Our primary source of liquidity is cash on hand and cashflow generated from operations as we do not have any committed debt financing. Our working capital requirements are driven by the purchase of inventory, payment of payroll, ongoing technology expenditures and other operating costs.

Our working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as we take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. Capital expenditures in our new business model are not significant and amounted to $52 in Fiscal 2021.

As at January 29, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, amounting to $11.3 million, net of $542 of advances (Fiscal 2020 - $14.1 million, net of $6.8 million of advances) which are expected to be discharged within 12 months.

Credit risk

The Company is exposed to credit risk resulting from the possibility that counterparties may default on their financial obligations to the Company. The Company’s maximum exposure to credit risk at the reporting date is equal to the carrying value of receivables. Accounts receivable primarily consists of receivables from customers who pay by credit card, receivables from our wholesale channel sales, recoveries of credits from suppliers for returned or damaged products, receivables from other companies for sales of products, gift cards and other services. Credit card payments have minimal credit risk, and the limited number of corporate receivables is closely monitored. As a result, expected credit loss on these financial assets is not significant.

Fair values

Financial assets and financial liabilities are measured on an ongoing basis at fair value or amortized cost. The disclosures in the “Financial instruments” section of Note 3 describe how the categories of financial instruments are measured and how income and expenses, including fair value gains and losses, are recognized.

24. MANAGEMENT OF CAPITAL

The Company’s capital is composed of cash and shareholders’ (deficiency) equity as follows:

	January 29,	January 30,
	2022	2021
	$	$
Cash	25,107	30,197
Shareholder's equity (deficiency) [Excluding Accumulated other comprehensive income]	45,370	(33,154)
Total capital under management	70,477	(2,957)

The Company’s objectives in managing capital are to ensure sufficient liquidity to pursue its organic growth, to establish a strong capital base to maintain investor, creditor, and market confidence and to provide an adequate return to shareholders.

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

25. GUARANTEES

Some agreements to which the Company is party include indemnification provisions that may require the Company to make payments to a third party for breach of fundamental representation and warranty terms in the agreements, with respect to matters such as corporate status, title of assets, environmental issues, consents to transfer, employment matters, litigation, taxes payable and other potential material obligations. The maximum potential amount of future payments that the Company could be required to make under these indemnification provisions is not reasonably quantifiable as certain indemnifications are not subject to a monetary limitation. As at January 29, 2022, management does not believe that these indemnification provisions would require any material cash payment by the Company, and insurance coverage, estimated by management to be reasonable and sufficient, exists in order to minimize the previously mentioned risks.

The Company indemnifies its directors and officers against claims reasonably incurred and resulting from the performance of their services to the Company and maintains liability insurance for its directors and officers.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure controls and procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 29, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of January 29, 2022.

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

Management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, assessed our internal control over financial reporting as of January 29, 2022, the end of our fiscal year. Management based its assessment on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of January 29, 2022.

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

There were no significant changes in our internal control over financial reporting during our fiscal year ended January 29, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of the names and ages of our directors and officers as of April 22, 2022, and a summary of the business experience of each of them. Unless otherwise stated, the business address for our directors and officers is c/o DAVIDsTEA Inc., 5430 Ferrier Street, Mount‑Royal, Québec, Canada H4P 1M2.

Name	Age	Position
Jane Silverstone Segal, BA LLLL	69	Chair of the Board and Director
Sarah Segal	37	Chief Executive Officer, Chief Brand Officer and Director
Frank Zitella, CPA, CMA, CA	57	President, Chief Financial and Operating Officer and Corporate Secretary
Pat De Marco, CPA, CA	61	Lead Director
Susan L. Burkman, MBA	68	Director
Peter Robinson, MA, PHD	69	Director

Jane Silverstone Segal, BA, LLLL, Chair of the Board and Director. Ms. Silverstone, 69, was appointed Chair of the Board and Director on September 14, 2021. Ms. Silverstone is a seasoned retail industry executive with over four decades of experience, having held senior leadership positions with the Canadian clothing retailer Le Chateau Inc., including as Chair of the Board and Chief Executive Officer from 2008 to 2020. Ms. Silverstone is the founder and owner of the successful children’s store Oink Oink located in Westmount, Québec. Passionate about nature and the environment, she worked as a park naturalist for five years in national parks across Canada and is also a longstanding patron of the David Suzuki Foundation. Ms. Silverstone holds a Bachelor of Arts from McGill University, Montreal, Québec, and a civil law degree from Université de Montréal, Montreal, Québec. Ms. Silverstone is a resident of Québec, Canada.

Sarah Segal, Chief Executive Officer and Chief Brand Officer. Ms. Segal, 37, served as the President and Head of the Product Development and Tea Department of DAVIDsTEA from December 2010 to September 2012. Ms. Segal also served as the CEO of the retail company Oink Oink Candy Inc., doing business as “Squish”, based in Montreal, Québec. Ms. Segal was appointed VP, Product Development & Innovation of DAVIDsTEA in 2017, Chief Brand Officer on August 21, 2018, and Chief Executive Officer effective December 16, 2020. Ms. Segal received a Bachelor of Arts degree in Environmental Health from McGill University, Montreal, Québec, and an M.Sc. degree in Water Science, Policy and Management from Oxford University, Oxford, England. Ms. Segal is a resident of Québec, Canada.

Frank Zitella, CPA, CMA, CA, President, Chief Financial Officer, Chief Operating Officer and Corporate Secretary. Mr. Zitella, 57, joined the Company on December 10, 2018 as Chief Financial Officer and Corporate Secretary and on April 26, 2019 assumed responsibilities as the Company’s Chief Operating Officer. Mr. Zitella was appointed President effective December 16, 2020. Mr. Zitella has close to 30 years of finance, strategic planning and corporate tax planning experience and served for over eleven years as the Vice President and Chief Financial Officer of DST Health Solutions, LLC, a subsidiary of SS&C Technologies Holdings, Inc. (Nasdaq: SSNC), and for over eight years as the Chief Financial Officer of International Financial Data Services, a joint venture between State Street Bank and SS&C Technologies Holdings, Inc. Mr. Zitella received his Bachelor of Commerce degree from Concordia University, Montreal, Québec and his Graduate Diploma in Public Accountancy from McGill University, Montreal, Québec. Mr. Zitella is a resident of Québec, Canada.

Pat De Marco, CPA, CA, Lead Director (June 14, 2018 to present). Mr. De Marco, 61, has served as President and Chief Operating Officer of Viau Food Products Inc. of Laval, Québec, a large Canadian processor of beef and pork products, since 2008. Prior thereto, Mr. De Marco held senior executive positions at Moores Retail Group Inc., Canada’s leading menswear retailer, from 1995 as Chief Financial Officer and from 2002 as President. Prior to that, Mr. De Marco was a partner at Ernst & Young LLP, where for 13 years he audited and consulted for companies in the manufacturing, real estate and consumer goods sectors. Mr. De Marco is a CPA and holds a Bachelor of Commerce degree from Concordia University, Montreal, Québec. Mr. De Marco is a resident of Québec, Canada.

Susan L. Burkman, Director (August 23, 2018 to present). Ms. Burkman, 68, is an experienced financial consulting executive. Throughout her 35 years in the investment banking industry, she has successfully led equity, M&A, and valuation and fairness opinion transactions for more than $6 billion for Canadian companies across numerous industries. Since 2007, she has been majority shareholder and President of Burkman Capital Corporation, an investment banking boutique located in Bromont, Québec. From 1997 to 2007, Ms. Burkman was a partner at Griffiths McBurney and Partners and a Director at GMP Securities where she led the Investment Banking Group in Montreal. Prior thereto, Ms. Burkman was President of Mathurin-Burkman Inc., an investment banking boutique, a Vice-President and member of the Board of Directors of McNeil Mantha Inc., then a publicly traded Canadian securities brokerage firm, and held positions with Wood Gundy Securities in Toronto and with the Corporate Banking division of Bank of Montreal. Ms. Burkman started her professional career as an auditor with KPMG at its Pittsburgh, Pennsylvania and Toronto, Ontario offices. Since 2012, Ms. Burkman has been a member of the Board of Directors of Olameter Inc., a provider of outsourced utility solutions in North America based in Montreal. Ms. Burkman holds both a Bachelor of Arts degree and Master of Business Administration degree from the University of Pittsburgh and became a Certified Public Accountant in Pennsylvania. Ms. Burkman is a resident of Québec, Canada.

Peter Robinson, Director (June 14, 2018 to present). Mr. Robinson, 69, possesses diverse leadership experience spanning more than four decades in business, government, and the non-profit sectors. He was Chief Executive Officer of the David Suzuki Foundation from 2008 to 2017 and, from 2000 to 2008, was Chief Executive Officer of Mountain Equipment Co-op, a Canadian consumers’ cooperative that sells outdoor recreation gear and clothing exclusively to its members. From 1983 to 2000, Mr. Robinson held several positions with BC Housing, a government agency, including Chief Executive Officer from 1999 to 2000. Mr. Robinson holds a Bachelor of Arts degree in geography from Simon Fraser University, Burnaby, British Columbia, and a Master of Arts degree in Conflict Analysis and Management and a Doctor of Social Sciences degree, both from Royal Roads University, Victoria, British Columbia. He has been extensively involved in community and humanitarian work, including serving as a director from 2012 to 2017 of Imagine Canada, a national charitable organization, governor of the Canadian Red Cross Society from 2010 to 2012, and Chair of the Board of Governors and Chancellor of Royal Roads University from 2007 to 2010. Mr. Robinson is a resident of British Columbia, Canada.

Family Relationships

Sarah Segal, Chief Executive Officer and Chief Brand Officer of DAVIDsTEA, is the daughter of Jane Silverstone Segal, Chair of the Board and Director, and of Herschel Segal, Strategic Advisor of the Company, former interim Chief Executive Officer and Chairman of the Board and Director of the Company, and the owner of Rainy Day, which owns approximately 46% of the outstanding shares of DAVIDsTEA.

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

•

establishing procedures for (i) the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters and (ii) confidential and anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	engaging independent counsel and other advisers, as necessary;

•	determining funding of various services provided by accountants or advisers retained by the Audit Committee;

•

establishing, maintaining, and overseeing the Company’s related party transaction policy, including overseeing the process for approval of all related-party transactions involving executive officers and directors; and

•	providing an open avenue of communication among the independent accountants, financial and senior management, and the Board.

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

The Audit Committee has reviewed and discussed with management and EY the Company’s audited consolidated financial statements for the year ended January 29, 2022 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Based upon its review of the Company’s audited consolidated financial statements and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements for the year ended January 29, 2022 be included in the Company’s Annual Report on Form 10-K for such fiscal year for filing with the SEC. This report has been furnished by the members of the Audit Committee.

Pat De Marco, Chair

Susan L. Burkman

Peter Robinson

Corporate governance

Statement of corporate governance practices

As a reporting issuer in the Canadian Province of Québec with securities listed on Nasdaq, DAVIDsTEA complies with all applicable rules adopted by the AMF and the SEC. As a Canadian issuer, DAVIDsTEA is exempt from complying with many of the NASDAQ Corporate Governance Standards, provided that DAVIDsTEA complies with Canadian governance requirements. Policy Statement 58-201 to Corporate Governance Guidelines of the AMF provides guidance on governance practices for reporting issuers in the Province of Québec. Québec Regulation 58-101 respecting Disclosure of Corporate Governance Practices requires such issuers to make prescribed disclosure regarding their governance practices. The Board is of the view that DAVIDsTEA’s corporate governance practices satisfy the foregoing requirements of the Province of Québec, as reflected in the disclosure made below. The Board of Directors has approved the disclosure of DAVIDsTEA’s corporate governance practices described hereafter, on the recommendation of the Corporate Governance and Nominating Committee (“CGNC”).

Board of Directors

Independence

The Board of Directors consists of five directors, four of whom are non-employee directors. Pat De Marco, and Peter Robinson were first elected as directors at the annual meeting of shareholders held on June 14, 2018. Susan L. Burkman was appointed as a director on August 23, 2018. Sarah Segal was elected as a director at the annual and special meeting of shareholders held on June 17, 2021, along with Herschel Segal, Susan L. Burkman Pat De Marco and Peter Robinson. Jane Silverstone Segal was appointed as a director on September 14, 2021 following the resignation of Herschel Segal. Directors are elected or appointed to hold office until the next annual meeting of shareholders or until their earlier resignation or removal from office in accordance with the Company’s by-laws.

Three of the five directors comprising the Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees. Under that provision, Susan L. Burkman, Pat De Marco and Peter Robinson are considered independent, while Sarah Segal is not considered to be independent in that she is an executive officer of the Company and Jane Silverstone Segal is not considered to be independent in that she is the mother of Sarah Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors may meet in the absence of members of management and the non-independent directors. An in-camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

As Herschel Segal, the then-Chairman of the Board, was not an independent director, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director” on September 23, 2018 upon the recommendation of the CGNC, a position which Mr. De Marco continues to hold.

The Board of Directors has adopted a Charter of the Board of Directors delineating its principal roles and responsibilities. The Charter of the Board of Directors is available on the Company’s Investor Relations website at http://ir.davidstea.com under “Corporate Governance”.

Chair of the Board

Jane Silverstone Segal, Chair of the Board, chairs meetings of the Board of Directors. Ms. Silverstone is not an independent director. Previously, meetings of the Board of Directors were chaired by Herschel Segal, former Chairman and Interim Chief Executive Officer of the Company. As Herschel Segal was not an independent director, on September 23, 2018, upon the recommendation of the CGNC, the Board of Directors appointed Pat De Marco, an independent director, as “Lead Director”, a position which Mr. De Marco continues to hold. As Lead Director, Mr. De Marco provides leadership in ensuring Board effectiveness and is responsible for facilitating and encouraging open and effective communication between management of the Company and the Board of Directors, consulting with the Chair of the Board in setting the agenda for Board meetings, ensuring Board committees function appropriately, chairing meetings of the independent members of the Board of Directors and chairing Board of Directors’ meetings if the Chair of the Board is absent.

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

Formal position descriptions

The Board has not adopted formal position descriptions for the Chair of the Board or the Board Committee Chairs. The Board has adopted a formal position description for the CEO.

Chair of the Board

The Board of Directors has not adopted a written position description for the Chair of the Board of Directors. The primary responsibilities of the Chair of the Board are to provide leadership to the Board in order to enhance Board effectiveness and to oversee that the relationship among the Board, management, shareholders and other stakeholders is effective, efficient and further to the best interests of the Company, chair meetings of the Board of Directors, and ensure Board meetings function appropriately.

Committee Chairs

The Board of Directors has not adopted a written position description for the Chair of each Board Committee. The primary role and responsibility of the Chair of each Committee of the Board of Directors is to: (i) in general, ensure that the Committee fulfills its mandate, as determined by the Board of Directors, and as described in each charter which can be found on our Investor Relations website at http://ir.davidstea.com; (ii) chair meetings of the Committee; (iii) report thereon to the Board of Directors; and (iv) act as liaison between the Committee and the Board of Directors and, if necessary, management of the Company.

Chief Executive Officer

The Board of Directors has adopted a written position description for the CEO. The position description provides that the CEO will report to the Board of Directors and that the prime responsibility of the CEO is to lead the Company by providing a strategic direction that includes the development and implementation of plans, policies, strategies and budgets for the growth and profitable operation of the Company. In fulfilling such responsibilities, the Chief Executive Officer will, among other things: (i) see that the day-to-day business affairs of the Company are appropriately managed; (ii) work with key stakeholders to develop the Company’s strategic plan that is aligned with the Board of Directors; (iii) recommend to the Board of Directors and, following their approval by the Board, consistently strive to achieve the Company’s financial and operating goals and objectives; (iv) formulate policies and proposed actions and present to the Board of Directors for approval the long-term business plan, strategies and policies that lead to the creation of shareholder value; (v) develop and recommend to the Board of Directors annual business plans and budgets that support the Company’s long-term business plan and strategies; and (vi) oversee the Company’s achievement and maintenance of a satisfactory competitive position within its industry.

The Human Resources and Compensation Committee (“HRCC”) of the Board is responsible for the executive compensation programs for the Company’s executive officers and reports to the Board on its discussions, decisions, and other actions. The HRCC reviews and approves corporate goals and objectives relating to the compensation of the CEO, evaluates the performance of the CEO in light of those goals and objectives and determines and approves the compensation of the CEO based on such evaluation.

Election of Directors

The articles of the Company provide that the Board shall consist of not less than three and not more than fifteen directors. Each director is elected for a one-year term ending at the next annual meeting of shareholders or when his or her successor is elected unless he or she resigns or his or her office otherwise becomes vacant.

Committees of the Board

The Board has established the Audit Committee, the HRCC and the CGNC and has delegated to each of these committees certain responsibilities that are set forth in their respective charters.

Human Resources and Compensation Committee

The HRCC’s primary purpose, with respect to compensation, is to assist the Board of Directors in fulfilling its oversight responsibilities and to make recommendations to the Board of Directors with respect to the compensation of the directors and executive officers. Independent consultants may be periodically retained to assist the HRCC in fulfilling its responsibilities when needed. As required in its mandate, the HRCC is composed of a majority of independent directors, including the Chairman of the committee who must qualify as an independent director. The three members of the HRCC are Susan L. Burkman (chair), Pat De Marco and Peter Robinson. The HRCC Charter is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance”.

Corporate Governance and Nominating Committee

The primary purpose of the CGNC is to assist the Board of Directors in fulfilling its corporate governance and oversight responsibilities in connection with, monitoring the composition and performance of the Board and its committees, developing and implementing a Board succession planning process, overseeing corporate governance matters, and evaluating the performance of the Governance Committee.

The three members of the CGNC are Peter Robinson (chair), Susan L. Burkman and Pat De Marco, each of whom is an independent director. The Charter of the CGNC is available on our Investor Relations website at http://ir.davidstea.com under “Corporate Governance”.

Board and Committee Meetings

During the period from January 31, 2021 to the date hereof, inclusively, the Board of Directors held ten meetings, the Audit Committee held five meetings, the HRCC held nine meetings and the CGNC held five meetings. The Company does not have an Executive Committee. Attendance of directors at the meetings is set out in the table below.

Name	Board Meetings	Audit Committee Meetings	HRCC Meetings	CGNC Meetings	Total
Jane Silverstone Segal (1)	2/2	-	-	-	2/2
Hershel Segal (2)	8/8	-	-	-	8/8
Sarah Segal (3)	5/5	-	-	-	5/5
Susan L. Burkman	10/10	5/5	9/9	5/5	33/33
Pat De Marco	10/10	5/5	8/9	5/5	32/33
Peter Robinson	10/10	5/5	9/9	5/5	33/33
Emilia Di Raddo (4)	3/3	-	-	6/6	9/9

____________________

(1) Jane Silverstone Segal was appointed to the Board of Directors effective September 14, 2021

(2) Herschel Segal served on the Board of Directors until September 14, 2021

(3) Sarah Segal was elected to the Board of Directors on June 17, 2021

(4) Emilia Di Raddo served on the Board of Directors until June 17, 2021

In camera sessions

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors may meet in the absence of the non-independent directors and members of management. Such meetings are chaired by the Lead Director. An in-camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary.

Other directorships

None of the directors of the Company is currently a director of another issuer that is a reporting issuer (or the equivalent) in a jurisdiction of Canada or a foreign jurisdiction:

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

(vii)	reviewing and approving the Company’s financial statements, management’s discussion and analysis, earnings press releases and other disclosure material filed with the securities commissions;
(viii)	reviewing and approving annual operating plans, budgets and significant capital allocations and expenditures and periodically receiving an analysis of actual results versus approved budgets;
(ix)

serving as an advisor to management and reviewing and approving major business decisions including material transactions outside the ordinary course of business and those matters which the Board is required to approve under the Company’s governing statute, including the payment of dividends, the issuance, purchase and redemption of securities, and acquisitions and dispositions of material capital assets; and

(x)

reviewing and monitoring, with the assistance of the Audit Committee (a) the adequacy and effectiveness of the Company’s internal controls and management information systems over financial reporting, including significant deficiencies and significant changes in internal controls, (b) the quality and integrity of the Company’s external financial reporting processes, and (c) related procedures and reporting; and overseeing, in consultation with management, compliance with disclosure requirements applicable to the Company, including disclosure of material information in accordance with applicable securities laws and stock exchange rules.

Board, committees, and directors’ performance assessment

On an annual basis, the CGNC is responsible for the process of assessing the performance and effectiveness of the Board as a whole, the Board Committees, Committee Chairs and individual directors. Questionnaires are distributed to each director for the purpose of (i) evaluating the Board’s responsibilities and functions, its operations, how it compares with boards of other companies on which the directors serve and the performance of the Board’s Committees and (ii) inviting directors to make suggestions for improving the performance of the Chair of the Board, Committee Chairs and individual directors. The results of the questionnaires are compiled by the CGNC on a confidential basis to encourage full and frank commentary. The CGNC can meet with Board members individually to discuss the questionnaires. The results of the questionnaires as well as any issues raised during individual discussions are presented and discussed at a following meeting of the Board. At all times, Board members are free to discuss among themselves the performance of a fellow director, or to submit such matter to the CGNC. Based on the outcome of the discussion, the CGNC then presents to the Board the assessment’s findings and its recommendations to enhance the performance and effectiveness of the Board and its Committees.

Director selection

Skills and experience of directors

The process by which the Board establishes new candidates for Board nominations lies within the discretion of the Board of Directors with a view to the best interests of the Company and in accordance with the corporate governance guidelines. Pursuant to the Company’s governing statutes, and our articles and by‑laws, new candidates for Board nominations can be proposed by the shareholders and will be voted on by the shareholders at each annual meeting of shareholders.

Nomination of directors

Before making a recommendation on a new director candidate, the Chair of the Board and members of the CGNC meet with the candidate to discuss the candidate’s interest and ability to devote the time and commitment required to serve on the Board. In certain circumstances, the Board may also retain an independent recruiting firm to identify director candidates and fix such firm’s fees and other retention terms.

Term limits

The Board does not impose, nor does it believe that it should establish term limits or retirement age limits for its directors, as such limits may cause the loss of experience and expertise important to the optimal performance of the Board.

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

Director orientation and continuing education

Orientation

The HRCC is responsible for developing, monitoring, and reviewing the Company’s orientation and continuing education programs for directors. New directors are provided with an information package on the Company’s business, its strategic and operational business plans, its operating performance, its governance system, and its financial position. Also, new directors meet individually with the Chief Executive Officer and other senior executives to discuss these matters. The Board ensures that prospective candidates fully understand the role of the Board and its Committees and the contribution that individual directors are expected to make, including the personal commitment that the Company expects of its directors.

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

ITEM 11. EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “2021 Summary Compensation Table” below. In Fiscal 2021, our “Named Executive Officers” and their positions were as follows:

•	Sarah Segal, Chief Executive Officer since December 16, 2020 and Chief Brand Officer since August 21, 2018

•	Frank Zitella, President since December 16, 2020, Chief Operating Officer since April 26, 2019 and Chief Financial Officer since December 10, 2018

•	Martin Hillcoat, Vice-President, Supply Chain

•	Joe Bongiorno, Director of Finance

•	Laura Wordingham, Head of Tea and Merchandising since March 15, 2021

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations, and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion. See Part I on this Form 10-K “Cautionary Note Regarding Forward-Looking Statements”.

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

Insider trading policy

The Company has adopted an insider trading policy that applies to the equity transactions of all the employees, including most notably of directors and officers, including Named Executive Officers. Under the policy, transactions by covered individuals in the Company’s securities are authorized only during insider trading windows (which open the second full day after financial results are released for each of quarters one, two and three to permit market adjustments), and all transactions must be pre-approved and cleared by the Corporate Secretary to avoid any appearance of trading based on non-public information.

Hedging prohibition

Hedging transactions can be accomplished through a variety of mechanisms including prepaid forward contracts, equity swaps and collars and other similar devices. Because hedging transactions permit the holder of the securities to continue to own the securities without the full risks and rewards of ownership, such transactions can cause the interests of such holder not to be aligned with our other shareholders and therefore the employees, officers and directors of the Company are prohibited from hedging any equity-based compensation or shares of the Company.

Automatic Securities Disposition Plan (10b5-1 Plan)

Automatic Securities Disposition Plans are permitted under the Insider Trading Policy and must be approved by the Corporate Secretary and meet the requirements of the Securities Act (Québec) and similar rules and regulations under other applicable Canadian securities laws as well as Rule 10b5-1(c)(1)(i)(B) under the Exchange Act. In general, such plans must be entered into at a time when the person entering into the plan is not aware of any material non-public information with respect to the Company.

Short and Long-term Incentive Plans

Our executive compensation policy aims to attract and retain competent individuals and motivate them to optimize value for our shareholders. The compensation program is designed to be competitive, and to promote the achievement of both short and long-term objectives.

In Fiscal 2020, the HRCC engaged Perrault Consulting Inc. (“PCI”) to provide independent compensation advice with a mandate of; review and provide advice to the HRCC on the compensation structure for the CEO and other NEOs, benchmark NEO compensation relative to the Company’s peer groups and review and offer advice on the design of the Short-term Incentive Plan (“STIP”) and Long-term Incentive Plan (“LTIP”), and a one-time equity grant for the nominations of Sarah Segal and Frank Zitella to their positions of Chief Executive Officer and President, respectively.

The HRCC is responsible for annually reviewing and approving the executive compensation program and executive compensation, including determining the compensation elements and the compensation mix to balance the executives' focus on short-term and long-term objectives.

In 2015, the Company adopted the 2015 Omnibus Equity Incentive Plan (the “2015 Omnibus Plan”) in connection with its initial public offering. All equity and equity‑based awards, including RSU awards to the Named Executive Officers granted during the fiscal year ended January 29, 2022, are made under the 2015 Omnibus Plan. As our common shares are currently traded solely on the NASDAQ Global Market, the grant value and number of units awarded are determined based on the U.S. dollar share price.

The Fiscal 2021 compensation program for our Named Executive Officers (“NEOs”) was comprised of; Base Salary, Short-Term Incentives (“STIP”) and Long-Term Incentives (“LTIP”).

Base Salary

Base Salary for our NEOs reflects salaries offered for positions involving similar responsibilities and complexity, internal equity comparisons, as well as the individual’s experience.

Short-Term Incentive Plan

The STIP is comprised of both cash and share based compensation elements and is intended to compensate NEOs and members of the senior management team for achieving short-term corporate goals. The Company believes that establishing a STIP is an important factor in both attracting and retaining the services of qualified and highly-skilled executives. It is also intended to reward the NEOs and members of the senior management team for both the overall performance of the Company and individual performance during the year.

Compensation under our STIP is based on achievement of specific levels of earnings before interest, income taxes, depreciation, amortization, stock-based compensation expense, non-recurring software implementation costs, restructuring plan activities and government wage and rent subsidies (“Adjusted EBITDA”).  We believe that Adjusted EBITDA aligns the interests of management and shareholders and represents an appropriate measure to link the Company’s short-term corporate goals under the STIP.

The goal of the annual STIP is to link the NEOs and the senior management team annual pay to the achievement of Adjusted EBITDA.  The award is at risk and a STIP payment is made only if the Adjusted EBITDA is met.  The amount of STIP payment depends on performance.  Performance exceeding the Adjusted EBITDA will lead to above-target payments (“Max”).  Performance below Adjusted EBITDA will lead to below-target payments, which can be zero if results are not achieved (“Threshold”).   In Fiscal 2021, the Adjusted EBITDA financial target was $8.9 million (“Target”) and Threshold and Max financial goals were determined to be 80% and 150% of Target, respectively. These targets are typically based on the operating plan and budget approved in advance by the Board for the year. The performance measures are used to calibrate the STIP payout.  The STIP is paid out in a combination of cash and restricted stock units (“RSUs”).

In Fiscal 2021, the STIP for all NEOs, as well as other members of the senior management team, was entirely based on the achievement of Adjusted EBITDA. This design is intended to align STIP compensation with shareholder interests. While performance against individual goals does not impact STIP payouts for senior executives (including the NEOs), it is considered in decisions regarding salary adjustments.

In assessing actual performance against the established performance targets, the HRCC may make additional adjustments. Typically, these adjustments are made in order to address developments arising during the year that were not contemplated when the targets (or relevant operating plan and budget on which the targets were based) were approved.

Notwithstanding the above formula, the HRCC may, in its sole discretion, adjust the calculated payment, as much as to cancel payment altogether, should it determine that the calculated payment requires adjustment.

The Threshold, Target and Max achievement levels and actual level of achievement for the NEOs is detailed in the table below.

STIP Program - Financial Performance Target - Adjusted EBITDA
Payout percentage (% of Base Salary)
Participant	Threshold Achievement (80% of Adjusted EBITDA)	Target Achievement (100% of Adjusted EBITDA)	Max Achievement (150% of Adjusted EBITDA)	Fiscal 2021 Level of Achievement
Cash reward
Sarah Segal	30%	60%	100%	0%
Frank Zitella	30%	60%	100%	0%
Martin Hillcoat	12.5%	25%	50%	0%
Joe Bongiorno	12.5%	25%	50%	0%
Laura Wordingham	12.5%	25%	50%	0%

RSU reward
Sarah Segal	15%	30%	50%	0%
Frank Zitella	15%	30%	50%	0%
Martin Hillcoat	10%	25%	40%	0%
Joe Bongiorno	10%	25%	40%	0%
Laura Wordingham	10%	25%	40%	0%

 For the fiscal year ended January 29, 2022, the Company did not meet the STIP targets.

Long-Term Incentive Plans

The goal of the LTIP is to align NEOs and senior leadership team members to shareholder interests and focus attention on long term performance. Since LTIP grants vest over a period of time, they also encourage retention. LTIP is a share based reward, typically RSUs, that normally vest over a period of three years as follows: twenty-five percent on the first and second anniversary of the grant and fifty percent on the third anniversary of the grant.

The target award values for the Named Executive Officers are indicated in the table below.

Participant	Time based RSUs Amount based on % of Base Salary
Sarah Segal	30%
Frank Zitella	30%
Martin Hillcoat	25%
Joe Bongiorno	25%
Laura Wordingham	25%

Actual awards for the fiscal year ended January 29, 2022, can be found in the summary compensation table set out below. Under the 2015 Omnibus Plan, when calculating the number of stock options and/or RSUs/performance share units granted based on the target award values, the Company determines the award value in the currency of the Named Executive Officer, and if in Canadian dollars, converts the dollar amount into U.S. dollars to determine the award value.

Special One-Time LTIP Award

During Fiscal year 2021 the HRCC and the independent Board members of DAVIDsTEA proposed the implementation of a special one-time LTIP award, in the form of RSUs, for Ms. Segal and Mr. Zitella to reflect their contribution and nomination.  The determination of the value range of the respective grants was based upon PCI’s presentation of a compilation of data regarding one-time appointment grants offered to NEOs employed by many public Canadian and U.S. companies.  The HRCC and the independent Board members also considered the timing of the award, and it was determined that the timing would be subsequent to the fulfillment of the terms of the Plan of Arrangement.   On August 6, 2021, the Board approved the special one-time award of grants to each of Ms. Segal and Mr. Zitella in an amount equal to 150% of their base salaries, respectively.  The HRCC and the independent Board members also agreed that the vesting date of the grants would begin on the anniversary date of their nominations and vest over a period of three years as follows: twenty-five percent on the first and second anniversary of the grant and fifty percent on the third anniversary of the grant.

Summary compensation table

The following table sets out the compensation paid to the Named Executive Officers for the last three completed fiscal years, as applicable.

						Non-equity incentive
						plan compensation
		Salary	Bonus	Stock awards(1)(2)	Option awards	Annual incentive plan	Long-term incentive plan	All other compensation	Total compensation
Name and Principal Position	Year	$	$	$	$	$	$	$	$

Sarah Segal (3)	2021	501,004	26,400	823,949	—	—	—	—	1,351,353
Chief Executive Officer and	2020	327,224	—	92,010	—	—	—	—	419,234
Chief Brand Officer and Director	2019	230,000	—	92,000	—	—	—	—	322,000

Frank Zitella (4)	2021	476,566	26,400	778,170	—	—	—	—	1,281,136
President, Chief Financial and Operating	2020	398,650	—	333,702	—	—	—	—	732,352
Officer and Corporate Secretary	2019	382,981	—	160,000	—	—	—	1,154	544,135

Martin Hillcoat	2021	294,554	14,190	73,752	—	—	—	—	382,496
Vice-President, Supply Chain	2020	228,462	—	53,756	—	—	—	—	282,218
	2019	215,000	5,000	53,750	—	—	—	—	273,750

Joe Bongiorno	2021	205,759	11,880	45,000	—	—	—	1,181	263,820
Director of Finance	2020	237,183	—	36,004	—	—	—	1,181	274,368
	2019	181,884	—	36,001	—	—	—	1,181	219,065

Laura Wordingham (5)	2021	177,285	9,570	36,248	—	—	—	—	223,103
Head of Tea and Merchandising	2020	141,137	9,667	29,003	—	—	—	—	179,807
	2019	146,099	—	29,001	—	—	—	—	175,100

Notes:

(1)

One time stock awards shown reflect the aggregate grant date fair market value of time-based and performance-based vesting RSUs granted to Named Executive Officers on August 6, 2021, May 6, 2021, June 18, 2020, February 27, 2020, July 12, 2019 and June 20, 2019, respectively, under the 2015 Omnibus Plan, excluding the value of estimated forfeitures on the shares. Assumptions used in the calculation of these amounts are disclosed in Note 15 to the Company’s Consolidated Financial Statements for the year ended January 29, 2022 ($1.00 USD = $1.28 CDN at January 29, 2022).

(2)

Stock awards do not include performance-based RSUs for which the performance criteria have not been met. The fair value at grant date at grant date for performance-based RSUs at maximum level of achievement for each of; Sarah Segal, Frank Zitella, Martin Hillcoat, Joe Bongiorno and Laura Wordingham granted on May 6, 2021 was $225,243, $212,727, $118,129, $72,079, and $58,061, respectively. In Fiscal 2021, performance criteria was not met. The Company did not grant any performance-based RSUs in Fiscal 2020 and Fiscal 2019.

(3)

Sarah Segal was appointed Chief Brand Officer on August 21, 2018, and prior thereto was the Company’s VP Product Development and Innovation. Sarah Segal was appointed Chief Executive Officer effective December 16, 2020.

(4) Frank Zitella was appointed Chief Financial Officer and Corporate Secretary on December 10, 2018, Chief Operating Officer on April 26, 2019, and President effective December 16, 2020.
(5)

Laura Wordingham was appointed Head of Tea and Merchandising on March 15, 2021, and prior thereto held the role of Tea Advisor from October 15, 2018 to March 14, 2021. Prior to that she was Director of Tea from August 16, 2017 to October 14, 2018 and was hired on October 27, 2009 as Category Merchant Tea.

Incentive Plan Awards

Outstanding share-based awards and option-based awards

The following table sets out information regarding outstanding awards in U.S. dollars held by the Named Executive Officers as of January 29, 2022.

	Option-based awards				Share-based awards
	Number of securities underlying unexercised options	Option exercise price	Option expiration date	Value of unexercised in-the-money options	Grant date	Number of shares or units of stock that have not vested (1)	Market value of shares or units of stock that have not vested (2)	Market value of vested share-based awards not paid out or distributed
Name	#	$		$		#	US$	$

Sarah Segal	—	—	—	—	2021-08-06	110,381	348,804	—
Chief Executive Officer and Chief Brand Officer and Director	—	—	—	—	2021-05-06	30,234	95,539	—
	—	—	—	—	2020-06-18	48,358	152,811	—
	—	—	—	—	2019-04-20	26,383	83,370	—
						215,356	680,524

Frank Zitella	—	—	—	—	2021-08-06	104,248	329,424	—
President, Chief Financial and Operating Officer	—	—	—	—	2021-05-06	28,554	90,231	—
and Corporate Secretary	—	—	—	—	2020-06-18	84,102	265,762	—
	—	—	—	—	2019-06-20	45,886	145,000	—
						262,790	830,417

Martin Hillcoat	—	—	—	—	2022-05-06	16,517	52,194	—
Vice-President, Supply Chain	—	—	—	—	2020-06-18	28,253	89,279	—
	—	—	—	—	2019-07-12	13,046	41,225	—
						57,816	182,698

Joe Bongiorno	—	—	—	—	2021-05-06	10,078	31,846	—
Director of Finance	—	—	—	—	2020-06-18	18,922	59,794	—
	—	—	—	—	2019-07-12	8,738	27,612	—
						37,738	119,252

Laura Wordingham
Head of Tea and Merchandising	—	—	—	—	2021-05-06	8,118	25,653	—
	—	—	—	—	2020-06-18	15,243	48,168	—
	—	—	—	—	2019-07-12	7,038	22,240	—
						30,399	96,061

Notes:

(1)

Unless earlier terminated, forfeited, relinquished, or expired, the RSUs will normally vest as to one quarter of the shares on each of the first two anniversaries of the grant date and the remaining half of the RSUs will vest on the third anniversary of the grant date. Shares subject to the RSUs will not vest on any vesting date unless the Named Executive Officer has remained in continuous service from the date of grant through such vesting date, unless otherwise provided in the long-term incentive plan further discussed under “Compensation of Executive Officers and Directors”.

(2)

The market value is calculated by multiplying the closing price of the Company’s common shares on the NASDAQ Global Market on January 28, 2022 (USD $3.16), being the last trading day before the last business day of the Company’s fiscal year, by the number of RSUs that had not vested as of such date.

Equity Compensation Plan Information

The table below illustrates the status of the shares reserved for issuance under the Company’s equity-based incentive plans.

Plan category	Plan name	Number of securities to be issued upon exercise of options # (a)	Weighted average exercise price of outstanding options $US (b)	Number of securities to be issued upon vesting of RSUs #	Weighted average fair value price of RSUs US$	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (a)) # (c)
Equity compensation plans approved by security holders	Amended and Restated Equity Incentive Plan ("Equity Plan")(1)	—	—	—	—	—
	2015 Omnibus Equity Incentive Plan	3,490	11.27	1,282,790	2.04	1,034,499
Equity compensation plans not approved by security holders		—	—	—	—	—
Total		3,490		1,282,790		1,034,499

Note:

(1)

Since the adoption of the 2015 Omnibus Plan, no awards have been or will be made under the Company’s Amended and Restated Equity Incentive Plan. Outstanding options previously granted under the Amended and Restated Equity Incentive Plan remain subject to the terms thereof.

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

Further, if Ms. Segal has less than 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to her in lieu of notice equal to 18 months of her base salary, plus an amount equal to 1.5 times the performance-based bonus at “Target”, as that term is defined in the Executive Employment Agreement, to be paid in a lump sum within five business days following the date of termination. If Ms. Segal has at least 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to her in lieu of notice equal to 24 months of her base salary, plus an amount equal to two times the performance-based bonus at “Target”, to be paid in a lump sum within five business days following the date of termination.

If Ms. Segal remains a full-time employee of the Company for a period of six months following a “Change of Control” of the Company, as that term is defined in the Executive Employment Agreement, she will be entitled to the Termination Payments and acceleration applicable in the event of termination without “Cause” or for “Good Reason”.

Had Ms. Segal’s employment been terminated without cause on January 29, 2022, the last business day of the Company’s most recently completed fiscal year, she would have been entitled to receive an incremental payment of approximately $2,132,200, subject to applicable withholding taxes.

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

Further, if Mr. Zitella has less than ten complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to twelve months of his base salary, plus an amount equal to the performance-based bonus at “Target”, as that term is defined in the Executive Employment Agreement, to be paid in a lump sum within five business days following the date of termination. If Mr. Zitella has more than ten complete years and less than 18 years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to 18 months of his base salary, plus an amount equal to 1.5 times the performance-based bonus at “Target”, to be paid in a lump sum within five business days following the date of termination. If Mr. Zitella has at least 18 complete years of service with the Company as of the date on which the termination notice is given, the Company will pay an indemnity to him in lieu of notice equal to 24 months of his base salary, plus an amount equal to two times the performance-based bonus at Target, to be paid in a lump sum within five business days following the date of termination.

If Mr. Zitella remains a full-time employee of the Company for a period of six months following a “Change of Control” of the Company, as that term is defined in the Executive Employment Agreement, he will be entitled to the Termination Payments and acceleration applicable in the event of termination without “Cause” or for “Good Reason”.

Had Mr. Zitella’s employment been terminated without cause on January 29, 2022, the last business day of the Company’s most recently completed fiscal year, he would have been entitled to receive an incremental payment of approximately $1,855,851, subject to applicable withholding taxes.

2015 Omnibus Plan

The following is a description of provisions of the 2015 Omnibus Plan relating to the effect of termination of employment and related matters.

Termination for cause

Vested and unvested awards will be forfeited immediately at the time of termination for cause.

Termination due to death

Upon death, all time-based awards will immediately vest, and performance awards will vest at the target level of performance. Options will remain exercisable until the earlier of the one-year anniversary of the executive’s death or the award’s normal expiration date.

Termination due to disability

Upon a termination of employment due to disability, all time-based awards will immediately vest, and performance awards will remain eligible to vest to the extent the applicable performance goals are achieved. Options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of employment due to disability or the award’s normal expiration date.

Retirement

Awards other than stock options will vest pro rata based on the number of elapsed days between the start of the performance period and the complete three-year period. If a performance condition is attached to the vesting, the outstanding awards will be treated as per the achievement of the performance criterion at the time of retirement. Vested options will remain exercisable for a period of five years following retirement or until the original option expiry date. For purposes of the plan, retirement is defined as 65 years of age and 55 years of age with ten years of service or more.

Voluntary resignation

Vested options will remain exercisable until the earlier of the one-year anniversary of the termination of employment or the award’s normal expiration date. Unvested awards will be forfeited at the time of such termination.

Involuntary termination

Upon an involuntary termination of employment by the Company, options will be forfeited to the extent then unvested and vested options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of service or the award’s normal expiration date. RSUs and performance awards will be deemed vested pro rata based on the number of days in a specified period (i.e., the period from the date of grant to the third anniversary of the grant date) that have elapsed from the date of grant to the six-month anniversary of the date of the termination of employment, with the vesting of performance awards to be subject to performance assessed as of the date of such termination of employment.

Change in control

Upon a termination by the Company other than for cause within twelve months following a change in control, to the extent granted prior to the time of the change in control and then outstanding, all time-based awards will vest, and performance awards will vest at the target level of performance. Options will remain exercisable until the earlier of the one-year anniversary of the participant’s termination of employment or service due to disability or the award’s normal expiration date.

Director compensation

Compensation of directors

The Company’s compensation policy for directors is designed to enable the Company to attract and retain highly-qualified non-employee directors. Under the policy adopted on June 10, 2020, directors receive the cash and equity compensation set forth below.

Non-Executive Board Chair
Annual retainer	100,000
Annual target equity grant	20,000 RSUs or deferred share units (“DSUs”), at the option of the chair
Board members
Annual retainer	50,000
Annual target equity grant	10,000 RSUs or DSUs, at the option of the director
Board meeting fees	$1,000 per meeting attended
Lead Director
Annual retainer	25,000
Audit Committee Chair
Additional annual retainer	$15,000 minimum
Audit Committee meeting fees	$1,000 per meeting attended
Human Resources and Compensation Committee Chair
Additional annual retainer	$10,000 minimum
Human Resources and Compensation Committee meeting fees	$1,000 per meeting attended
Corporate Governance and Nominating Committee Chair
Additional annual retainer	$10,000 minimum
Corporate Governance and Nominating Committee meeting fee	$1,000 per meeting attended

Under the Company’s non-employee director compensation policy, annual retainers and meeting fees are paid in quarterly cash payments.

Equity grants generally will be made in the form of RSUs or DSUs granted under the Equity Incentive Plan and will generally vest in full on the first anniversary of the grant date.

Director compensation table

The following table sets out information concerning all amounts of compensation provided to the directors of the Company for their services in that capacity for the fiscal year ended January 29, 2022.

	Fees earned	Share-based awards	Option-based awards	Non-equity incentive plan compensation	Pension value	All other compensation	Total
Name	$	$	$	$	$	$	$
Jane Silverstone Segal (1)	39,500	50,538	—	—	—	—	90,038
Herschel Segal (2)	68,500	27,848	—	—	—	—	96,348
Susan L. Burkman	93,000	59,000	—	—	—	—	152,000
Pat De Marco	116,000	59,000	—	—	—	—	175,000
Peter Robinson	93,000	59,000	—	—	—	—	152,000
Emilia Di Raddo (3)	28,028	—	—	—	—	—	28,028

Notes:

(1)	Jane Silverstone Segal was appointed as a director on September 14, 2021
(2)	Herschel Segal served as a director until his resignation on until September 14, 2021
(3)	Emilia Di Raddo served as a director until June 17, 2021

The directors are reimbursed by the Company for the reasonable costs and expenses incurred in connection with attending meetings of the Board of Directors and its committees including, to the extent applicable, the cost of travel on commercial aircraft.

Value vested or earned during the year for directors

The following table sets out information regarding option-based awards and share-based awards that vested in the fiscal year ended January 29, 2022 for our directors. All share-based awards that vested in the fiscal year are disclosed in U.S. dollars.

	Option-based awards - Value vested during the year (1)	Share-based awards - Value vested during the year	Non-equity incentive plan compensation - Value earned during the year
Name	$	US$	$
Jane Silverstone Segal (2)	—	—	—
Herschel Segal (3)	—	—	—
Sarah Segal	—	—	—
Susan L. Burkman	—	50,700	—
Pat De Marco	—	—	—
Peter Robinson	—	50,700	—
Emilia Di Raddo (4)	—	50,700	—

Notes:

(1)  The directors do not hold any stock options

(2)  Jane Silverstone Segal became director on September 14, 2021

(3)  Herschel Segal served as Chairman of the Board until September 14, 2021

(4)  Emilia Di Raddo served as a director until June 17, 2021

Indebtedness of Directors and Officers

As of January 29, 2022, no executive officer, director or employee, former or present, of the Company or a subsidiary thereof, no person who is a nominee for election as a director of the Company, and no associate of such persons, is, or was at any time since the beginning of the fiscal year ended January 29, 2022, indebted to the Company or a subsidiary thereof, nor has any such person been indebted at any time since the beginning of the fiscal year ended January 29, 2022 to any other entity where such indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar arrangement or understanding provided by the Company or a subsidiary thereof.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table and accompanying footnotes set forth information relating to the beneficial ownership of our common shares as of January 29, 2022 by;

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares,
•	each of our directors and director nominees,
•	each of our Named Executive Officers, and
•	all directors and executive officers as a group.

Our major shareholders do not have voting rights that are different from our shareholders in general.

Each shareholder’s percentage ownership is based on 26,423,717 common shares outstanding as of January 29, 2022.

Beneficial ownership is determined in accordance with SEC rules. In general, under these rules a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares voting power or investment power with respect to such security. A person is also deemed to be a beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all common shares held by that person. Our common shares that a person has the right to acquire within 60 days of January 29, 2022 are deemed outstanding for purposes of computing the percentage ownership of such person holding but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors, director nominees and executive officers as a group. As of January 29, 2022, an aggregate of 8,244,654 shares were owned by 4 United States holders of record.

Unless otherwise indicated below, the address for each beneficial owner listed is c/o DAVIDsTEA Inc., 5430 Ferrier, Mount‑Royal, Québec, Canada, H4P 1M2.

	shares	of shares
Name of beneficial owner	#	%

Beneficial Owners of more than 5% of our common shares and/or selling shareholders:
Rainy Day Investments Ltd.(1)	12,012,538	45.46%
DOMO Capital Management, LLC(2)	2,728,148	10.32%

Named Executive Officers and Directors:
Sarah Segal(3)	342,582	1.30%
Frank Zitella(4)	373,423	1.41%
Jane Silverstone Segal(5)	115,280	*
Pat De Marco(6)	35,000	*
Peter Robinson(7)	15,968	*
Susan L. Burkman(8)	19,901	*
All executive officers and directors as a group	902,154	3.41%

Notes:

* represents less than 1%.

(1) Rainy Day Investments Ltd. (“Rainy Day”) is a company controlled by Herschel Segal, former Chairman of the Board of the Company, who holds voting and investment control over the shares held by Rainy Day. The principal business address for Rainy Day is 5695 Ferrier, Mount Royal, Québec, Canada, H4P 1N1. Jane Silverstone Segal, Chair of the Board of Directors, is the spouse of Herschel Segal.

(2) The information set out above regarding DOMO Capital Management, LLC (“DOMO”) is taken from Schedule 13G dated January 5, 2022, as filed on EDGAR. According to Schedule 13G: (i) the 2,728,148 shares are owned by clients of DOMO and are held in discretionary accounts managed by DOMO, (ii) Justin R. Dopierala is the control person of DOMO; and (iii) both DOMO and Justin R. Dopierala may be contacted at N112 W16298 Mequon Rd., Suite No. 111, Germantown, Wisconsin, 53022, U.S.A.

(3) Sarah Segal holds 265,356 RSUs and 53,425 common shares.

(4) Frank Zitella holds 262,790 RSUs and 110,633 common shares.

(5) Jane Silverstone Segal holds 15,280 RSUs and 100,000 common shares.

(6) Pat De Marco holds 35,000 DSUs.

(7) Peter Robinson holds 10,000 RSUs and 5,968 common shares.

(8) Susan L. Burkman holds 10,000 RSUs, 7,500 DSUs and 2,401 common shares.

Transfer agent and registrar

The Company’s transfer agent and registrar is TSX Trust Company 1 Toronto Street, Suite 1200, Toronto, Ontario, Canada, M5C 2V6.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Audit Committee reviews and approves related-party transactions or recommends related-party transactions for review by independent members of our Board of Directors. Each of the transactions described below have been reviewed by our Audit Committee.

Related party transactions are fully described in Note 21 - Related party transactions, in this Annual Report and excerpts included herein.

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

Purchase of merchandise for resale from a company controlled by an executive of the Company

During the fiscal year ended January 29, 2022, the Company purchased merchandise for resale from a company controlled by one of its executive officers amounting to $305 [January 30, 2021 - $139, February 1, 2020 - $124]. As of January 29, 2022, an amount of $nil [January 30, 2021 - $nil] was outstanding and presented in Trade and other payables.

Infrastructure and administrative services provided to a company controlled by an executive of the Company

The Company also provided infrastructure and administrative services of $60 [January 30, 2021 - $90, February 1, 2020 - $312] to a company controlled by one of its executive officers.

Purchase of perpetual license rights to a reporting data model, associated intellectual property and consulting services from a related party of the principal shareholder

There was no spend for consulting services from a related party of the principal shareholder in January 30, 2022 [January 30, 2021 - $53, February 1, 2020 - $237].

There were no amounts receivable from, or payable to related parties at January 29, 2022.

Director Independence

Three of the five directors that make up our Board of Directors are considered “independent” pursuant to Section 1.4 of Québec Regulation 52-110 respecting Audit Committees, under Canadian securities laws and NASDAQ rules. Under these rules, Susan L. Burkman, Pat De Marco and Peter Robinson are considered independent, whereas Sarah Segal is not considered to be independent in that she is an executive officer of the Company and Jane Silverstone Segal is not considered to be independent in that she is the mother of Sarah Segal. The independence of directors is determined by the Board based on the results of independence questionnaires completed by each director annually, as well as other factual circumstances reviewed on an ongoing basis.

To enhance the independent judgment of the Board of Directors, the independent members of the Board of Directors frequently meet in the absence of members of management and the non-independent directors. An in-camera session is scheduled as part of every meeting of the Board of Directors and its committees to allow independent directors to meet without non-independent directors and members of management, as necessary. All non-independent directors are responsible to the Board of Directors as a whole and have a duty of care to the Company.

Family relationships

Sarah Segal, Chief Executive Officer and Chief Brand Officer of DAVIDsTEA, is the daughter of Jane Silverstone Segal, Chair of the Board and Director, and of Herschel Segal, Strategic Advisor of the Company and the owner of Rainy Day, which controls approximately 46% of the outstanding shares of DAVIDsTEA.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets out the aggregate fees billed to the Company for the fiscal years ended January 29, 2022 and January 30, 2021 by EY:

	2022	2021
	$	$
Audit fees (1)	547,240	701,000
Audit-related fees (2)	—	—
Tax fees (3)	40,065	119,896
All other fees (4)	—	—
	587,305	820,896

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

(3) Tax fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, provincial, state, and international tax compliance, and transfer pricing studies and advisory services.

(4) All other fees consist of fees for all other professional services and products rendered by EY.

All fees paid and payable by the Company to EY in Fiscal 2021 and Fiscal 2020 were pre-approved by the Company’s Audit Committee pursuant to the procedures and policies set forth in the Audit Committee mandate. The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval. The Chair of the Audit Committee is also authorized, pursuant to delegated authority, to pre-approve additional services on a case-by-case basis, and such approvals are communicated to the full Audit Committee at its next meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Form 10-K:

(a)(1) Financial Statements

The audited consolidated financial statements of the Company filed as part of this Annual Report on Form 10-K are included in Part II, Item 8, and include:

Report of Independent Registered Public Accounting Firm
As of January 29, 2022, and January 30, 2021
Consolidated Balance Sheets
For the years ended January 29, 2022, January 30, 2021, and February 1, 2020:
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Consolidated Statements of Cash Flows
Consolidated Statements of Equity (Deficiency)
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedule

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

		Incorporated by Reference
Exhibit Number	Description of Document	Form	Filing Date	Exhibit Number
3.1	Form of Amended and Restated Articles of Incorporation of DAVIDsTEA Inc.	F-1/A	5/18/2015	3.1
3.2	Amended and Restated Bylaws of DAVIDsTEA Inc.	F-1	4/2/2015	3.2
4.1	Description of Share Capital	10-K	5/2/2019	4.1
10.2	Amended and Restated Equity Incentive Plan, as amended	F-1	4/2/2015	10.3
10.3	2015 Omnibus Incentive Plan	F-1	4/2/2015	10.14
10.4	Form of Non statutory Stock Option Award Agreement under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.15
10.5	Form of Restricted Stock Unit Award Agreement Under 2015 Omnibus Incentive Plan	F-1	4/2/2015	10.16
10.6	Form of Indemnification Agreement for Directors and Officers	F-1	4/2/2015	10.17
10.7	Agreement of Lease between DAVIDsTEA Inc. and S. Rossy Investments Inc., dated July 22, 2013	F-1	4/2/2015	10.41
10.8	Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated April 28, 2010	F-1	4/2/2015	10.42
10.9	First Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated January 19, 2011	F-1	4/2/2015	10.43
10.10	Second Addendum to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated September 2, 2011	F-1	4/2/2015	10.44
10.11	Third Amendment to Lease Agreement between DAVIDsTEA Inc. and Olymbec Development Inc. (f/k/a Olymbec Development (2004) Inc.), dated February 20, 2014	F-1	4/2/2015	10.45
10.24	Loan Agreement, effective May 7, 2019, as amended September 13, 2019, between DAVIDsTEA Inc. and Oink Candy Inc.	8-K	9/17/2019	10.1
10.25	Movable Hypothec on Securities between DAVIDsTEA Inc. and Rainy Day Investments LTD.	8-K	9/17/2019	10.2
10.26	Collaboration and Shared Services Agreement, effective February 21, 2019, between DAVIDsTEA Inc. and Oink Oink Candy Inc.	8-K	9/17/2019	10.3
21.1	[Subsidiaries of the Registrant]	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to DAVIDsTEA Inc.	Filed herewith
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

DAVIDsTEA INC.

Date: April 29, 2022	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive Officer and Chief Brand Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Jane Silverstone Segal	Chair of the Board and Director
Name: Jane Silverstone Segal

/s/ Sarah Segal	Chief Executive Officer and Chief Brand Officer and Director
Name: Sarah Segal	(Principal executive officer)

/s/ Frank Zitella	President, Chief Financial and Operating Officer
Name: Frank Zitella	(Principal financial officer and principal accounting officer)

/s/ Pat De Marco	Lead Director
Name: Pat De Marco

/s/ Susan L. Burkman	Director
Name: Susan L. Burkman

/s/ Peter Robinson	Director
Name: Peter Robinson

Date: April 29, 2022

