Form 10-Q
period 2022-04-30
DAVIDsTEA Inc.
filed 2022-06-14
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒   No ☐

As of June 10, 2022, 26,444,745 common shares of the registrant were outstanding.

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

On June 10, 2022, the Bank of Canada exchange rate was US$1.00 = CAD$1.2777.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		April 30,	January 29,
		2022	2022
		$	$
ASSETS
Current
Cash		22,680	25,107
Accounts and other receivables		3,197	3,209
Inventories		28,359	31,048
Prepaid expenses and deposits		4,479	4,142
Total current assets		58,715	63,506
Property and equipment		699	775
Intangible assets		2,094	2,234
Right-of-use assets		11,437	12,087
Total assets		72,945	78,602
LIABILITIES AND EQUITY
Current
Trade and other payables		8,966	12,300
Deferred revenue		5,353	5,434
Current portion of lease liabilities		2,413	2,364
Total current liabilities		16,732	20,098
Non-current portion of lease liabilities		9,558	10,189
Total liabilities		26,290	30,287
Commitments and contingencies
Equity
Share capital	[Note 4]	113,540	113,534
Contributed surplus		2,805	2,507
Deficit		(72,653)	(70,671)
Accumulated other comprehensive income		2,963	2,945
Total equity		46,655	48,315
Total liabilities and equity		72,945	78,602

See accompanying notes.

DAVIDsTEA Inc.

 Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three-months ended
		April 30,	May 1,
		2022	2021
		$	$
Sales	[Note 9]	20,435	23,249
Cost of sales		11,471	12,481
Gross profit		8,964	10,768
Selling, general and administration expenses	[Note 5]	10,806	9,194
Restructuring plan activities, net	[Note 6]	—	(1,602)
Results from operating activities		(1,842)	3,176
Finance costs		171	10
Finance income		(39)	(55)
Net (loss) income		(1,974)	3,221

Other comprehensive income:
Cumulative translation adjustment		18	812
Other comprehensive income, net of tax		18	812
Total comprehensive (loss) income		(1,956)	4,033
Net (loss) earnings per share:
Basic	[Note 7]	(0.07)	0.12
Fully diluted	[Note 7]	(0.07)	0.12
Weighted average number of shares outstanding:
Basic	[Note 7]	26,426,055	26,296,690
Fully diluted	[Note 7]	26,426,055	27,400,840

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

	For the three-months ended
	April 30,	May 1,
	2022	2021
	$	$
OPERATING ACTIVITIES
Net (loss) income	(1,974)	3,221
Items not affecting cash:
Depreciation of property and equipment	76	388
Amortization of intangible assets	140	403
Amortization of right-of-use assets	650	159
Loss on liabilities subject to compromise	—	(2,148)
Interest on lease liabilities	167	10
Stock-based compensation expense	310	182
Sub-total	(631)	2,215
Net change in non-cash working capital balances related to operations	(1,047)	(908)
Cash flows (used in) provided by operating activities	(1,678)	1,307
FINANCING ACTIVITIES
Payment of lease liabilities	(749)	(183)
Cash flows used in financing activities	(749)	(183)
(Decrease) increase in cash during the period	(2,427)	1,124
Cash, beginning of the period	25,107	30,197
Cash, end of the period	22,680	31,321
Supplemental Information
Cash paid for:
Interest	—	—
Income taxes (classified as operating activity)	—	—
Cash received for:
Interest	34	55
Income taxes (classified as operating activity)	—	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				other	Total
	Share	Contributed		comprehensive	equity
	capital	surplus	Deficit	income	(deficiency)
	$	$	$	$	$
Balance, January 29, 2022	113,534	2,507	(70,671)	2,945	48,315
Net loss for the three months ended April 30, 2022	—	—	(1,974)	—	(1,974)
Other comprehensive income	—	—	—	18	18
Total comprehensive income	—	—	(1,974)	18	(1,956)
Common shares issued on vesting of restricted stock units	6	(12)	(8)	—	(14)
Stock-based compensation expense	—	310	—	—	310
Balance, April 30, 2022	113,540	2,805	(72,653)	2,963	46,655

Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the three months ended May 1, 2021	—	—	3,221	—	3,221
Other comprehensive income	—	—	—	812	812
Total comprehensive income	—	—	3,221	812	4,033
Common shares issued on vesting of restricted stock units	70	(142)	(24)	—	(96)
Stock-based compensation expense	—	182	—	—	182
Balance, May 1, 2021	113,237	1,787	(144,871)	2,675	(27,172)

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended April 30, 2022 and May 1, 2021 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the three-month periods ended April 30, 2022 and May 1, 2021 were authorized for issue by the Board of Directors on June 14, 2022. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

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

2. BASIS OF PREPARATION

These unaudited condensed interim consolidated financial statements have been prepared in accordance with IAS 34, “Interim Financial Reporting” as issued by the International Accounting Standards Board (“IASB”). Accordingly, these financial statements do not include all the financial statement disclosures required for annual financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended January 29, 2022, which have been prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the IASB. In management’s opinion, the unaudited condensed interim consolidated financial statements reflect all the adjustments that are necessary for a fair presentation of the results for the interim period presented. These unaudited condensed interim consolidated financial statements have been prepared using the accounting policies and methods of computation as outlined in Note 3 of the consolidated financial statements for the year ended January 29, 2022.

3. SIGNIFICANT ACCOUNTING JUDGMENTS, ESTIMATES AND ASSUMPTIONS

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

In preparing these unaudited condensed interim consolidated financial statements, critical judgments made by management in applying the Company’s accounting policies and the key sources of estimation uncertainty were the same as those referred to in Note 5 of the consolidated financial statements for the year ended January 29, 2022.

4. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	April 30,	January 29,
	2022	2022
	$	$
Share Capital - (26,427,292) Common shares (January 29, 2022 - 26,423,717)	113,540	113,534

During the three-month period ended April 30, 2022, 3,575 common shares (May 1, 2021 – 21,187 common shares) were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $6, net of tax (May 1, 2021 – $70) and a reduction in contributed surplus of $12 (May 1, 2021 – $142).

Stock-based compensation

As at April 30, 2022, 1,065,688 (May 1, 2021, 1,246,519) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three-month periods ended April 30, 2022 and May 1, 2021. A summary of the status of the Company’s stock option plan and changes during the three-month period are presented below.

For the three-months ended
	April 30,		May 1,
	2022		2021
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding and exercisable - beginning and end of period	3,490	6.32	17,490	6.32

A summary of the status of the Company’s RSU plan and changes during the three-month period are presented below.

	For the three-months ended
	April 30,		May 1,
	2022		2021
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	1,282,790	2.60	1,306,101	1.70
Forfeitures	(27,466)	2.28	(24,131)	1.45
Vested	(3,575)	1.71	(21,187)	3.32
Vested, withheld for tax	(3,723)	1.71	(22,065)	3.32
Outstanding, end of period	1,248,026	2.62	1,238,718	1.65

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three-month period ended April 30, 2022, the Company recognized a stock-based compensation expense of $310 (May 1, 2021 – $182).

5. SELLING, GENERAL AND ADMINISTRATION EXPENSES

The Company qualified in Fiscal 2021 for the Canada Emergency Wage Subsidy and the Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the Government of Canada. During the period ended April 30, 2022, the Company recognized payroll and rent subsidies of $nil (May 1, 2021 - $1.1 million).

	For the three-months ended
	April 30,	May 1,
	2022	2021
	$	$
Wages, salaries and employee benefits	3,408	3,377
Marketing expenses	2,297	1,204
IT ongoing expenses	1,409	1,314
Software implementation costs	755	863
Credit card fees	402	536
Director & officer and other insurance	347	260
Professional and consulting fees	395	465
Depreciation of property and equipment	76	388
Amortization of intangible assets	140	403
Amortization right-of-use asset	650	159
Stock-based compensation	310	182
Other selling, general and administration	617	1,107
Sub-total	10,806	10,258
Government emergency wage and rent subsidy	—	(1,064)
	10,806	9,194

6. RESTRUCTURING PLAN ACTIVITIES, NET

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”). As at May 2, 2021, the Company revised its estimate of the Liabilities subject to compromise to $98.4 million, a reduction from its January 30, 2021 estimate of $100.6 million.  The resulting $2.1 million gain was partially offset by Restructuring Plan professional fees of $0.5 million, resulting in a gain on Restructuring Plan Activities, Net of $1.6 million that was recorded in the period ended May 1, 2021.

The Plan of Arrangement was approved by the Company’s creditors on June 11, 2021 and on September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

7. NET (LOSS) EARNINGS PER SHARE

Basic Net (loss) earnings per share (“EPS”) amounts are calculated by dividing the Net (loss) income for the period attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period. Diluted EPS amounts are calculated by dividing the Net (loss) income attributable to ordinary equity holders by the weighted average number of ordinary shares outstanding during the period plus the weighted average number of ordinary shares that would be issued on conversion of all the dilutive potential ordinary shares into ordinary shares, unless these would be anti‑dilutive.

The following reflects the Net (loss) income and share data used in the basic and diluted EPS computations:

	For the three-months ended
	April 30,	May 1,
	2022	2021
	$	$
Net (loss) income for basic EPS	(1,974)	3,221
Weighted average number of shares outstanding:
Basic	26,426,055	26,296,690
Fully diluted	26,426,055	27,400,840
Net (loss) earnings per share:
Basic	(0.07)	0.12
Fully diluted	(0.07)	0.12

8. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three-month period ended April 30, 2022, the Company purchased merchandise for resale amounting to $nil (May 1, 2021 - $46) and provided infrastructure and administrative services of $5 (May 1, 2021 - $5) to a company controlled by one of its executive employees. As of April 30, 2022, an amount of $6 was outstanding and presented in Accounts and other receivables.

9. SEGMENT INFORMATION

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

                The Company derives revenue from the following products:

	For the three-months ended
	April 30,	May 1,
	2022	2021
	$	$
Tea	17,975	20,469
Tea accessories	2,099	2,780
Food and beverages	361	—
	20,435	23,249

All property and equipment, right-of-used assets and intangible assets are located in Canada.

Results from operating activities before corporate expenses per country are as follows:

	For the three-months ended
	April 30, 2022
	Canada	US	Consolidated
	$	$	$
Sales	16,745	3,690	20,435
Cost of sales	9,214	2,257	11,471
Gross profit	7,531	1,433	8,964
Selling, general and administration expenses (allocated)	3,409	590	3,999
Results from operating activities before corporate expenses	4,122	843	4,965
Selling, general and administration expenses (non-allocated)			6,807
Results from operating activities			(1,842)
Finance costs			171
Finance income			(39)
Net loss before income taxes			(1,974)

	For the three-months ended
	May 1, 2021
	Canada	US	Consolidated
	$	$	$
Sales	18,129	5,120	23,249
Cost of sales	9,864	2,617	12,481
Gross profit	8,265	2,503	10,768
Selling, general and administration expenses (allocated)	2,264	499	2,763
Results from operating activities before corporate expenses	6,001	2,004	8,005
Selling, general and administration expenses (non-allocated)			6,431
Restructuring plan activities, net			(1,602)
Results from operating activities			3,176
Finance costs			10
Finance income			(55)
Net income before income taxes			3,221

MANAGEMENT’S DISCUSSION AND ANALYSIS OF- FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and there are, or may be deemed to be, “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes”, “expects”, “may”, “will”, “should”, “approximately”, “intends”, “plans”, “estimates” or “anticipates” or, in each case, their negatives or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our strategy of transitioning to e-commerce and wholesale sales, future sales through our e-commerce and wholesale channels, our results of operations, financial condition, liquidity and prospects, and the impact of the COVID-19 pandemic and other geopolitical conditions on the global macroeconomic environment.

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in Form 10-K filed with the SEC on April 29, 2022.

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

•

Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities, in light of supply chain disruptions due to the ongoing COVID-19 pandemic or the war in Ukraine;

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

Accounting Periods

All references to “Fiscal 2022” are to the Company’s fiscal year ending January 28, 2023. All references to “Fiscal 2021” are to the Company’s fiscal year ended January 29, 2022.

The Company’s fiscal year ends on the Saturday closest to the end of January, typically resulting in a 52-week year, but occasionally giving rise to an additional week, resulting in a 53-week year. The year ended January 29, 2022 and the year ending January 28, 2023 both cover a 52-week period.

Overview

The Company offers a selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,500 grocery stores and pharmacies, and 18 company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all.

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

The Company emerged from the formal restructuring process, a smaller and more invigorated organization, with a renewed sense of purpose and confidence as we continue building a high-performing, future-ready winning culture, driven by purpose.  We were founded on a spirit of innovation and of embracing unconventional ideas with a desire to create a North American experience around tea.  We removed the boundaries that kept tea in the cupboards of only those in-the-know. We experimented and took risks, attracted passionate employees and as customers became friends, we embraced our brand purpose; a desire to share “positivitea” with all, and use our platform to do good - for business and for the lives of all we interact with.

Our actions are driven by the fervent desire to become the world’s most innovative tea company; one that inspires greater wellness and sustainability through ethical and sustainable tea sourcing, compostable and regenerative packaging, and caring for our community. Our digital-first strategy is built to respond to consumer demand - meeting consumers where they are, driving loyalty with the ability to scale the business, without borders.  We are focused on building a winning culture that is fueled by delighting consumers and driven to overcome challenging operational and market conditions. We are focused on revenue growth, attaining profitability and positive cash-flow, and with an unwavering sense of passion, purpose and commitment to our customers and our stakeholders.

Factors Affecting Our Performance

We believe that our performance and future success depend on several factors that present significant opportunities for us and may pose risks and challenges, as discussed in the “Risk Factors” section under “Item 1A. Risk Factors” in our Form 10-K filed with the SEC and on SEDAR and available at www.sec.gov and www.sedar.com, respectively.

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

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. Several factors influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates and consumer confidence that can affect purchases of our products.

As we have transitioned to generating sales primarily from our online stores, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance.  Factors affecting our performance include:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

•	the customer experience we provide online and in our other channels;

•	the level of customer traffic to our website and our online presence more generally;

•	the number of customer transactions and average ticket online;

•	the pricing of our tea, and tea accessories; and

•	our ability to obtain, manufacture and distribute product efficiently.

Gross Profit. Gross profit is equal to our sales less our cost of sales. Cost of sales includes product costs, freight costs, certain store occupancy costs, assembly, and distribution costs.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) consist of store operating expenses and other general and administration expenses. Store operating expenses consist of all store expenses excluding certain occupancy related costs (which are included in costs of sales). General and administration costs consist of salaries and other payroll costs, travel, professional fees, stock compensation, marketing expenses, information technology, depreciation of property and equipment, amortization of intangible assets, amortization of right-of-use assets, any asset impairment and other operating costs.

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower volume quarters and lower in higher volume quarters.

Results from Operating Activities. Results from operating activities consist of our gross profit less our selling, general and administration expenses, and in respect of Fiscal 2021, Restructuring Plan activities, net.

Finance Costs. Finance costs consist of interest expense on lease liabilities.

Finance Income. Finance income consists of interest income on cash balances.

Selected Operating and Financial Highlights

Results of Operations

Sales during the first quarter of Fiscal 2022 decreased by $2.8 million or 12.1% to $20.4 million over the prior year quarter due to a decrease in e-commerce sales of $5.4 million, partially offset by an increase in sales of $2.6 million from brick-and-mortar and wholesale. With the reduction of revenue, the Company recorded a Net loss of $2.0 million for the period compared to a Net income of $3.2 million in the prior year quarter. Excluding adjustments noted herein, Adjusted net loss(1) for the quarter was $1.2 million compared to an Adjusted net income(1) of $1.4 million in the prior year quarter. Adjusted EBITDA(1) in the first quarter of Fiscal 2022 was $89 thousand compared to $2.5 million in the prior year quarter.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three-months ended
	April 30,	May 1,
	2022	2021
Consolidated statement of operations data:
Sales	$20,435	$23,249
Cost of sales	11,471	12,481
Gross profit	8,964	10,768
Selling, general and administration expenses	10,806	9,194
Restructuring plan activities, net	—	(1,602)
Results from operating activities	(1,842)	3,176
Finance costs	171	10
Finance income	(39)	(55)
Net (loss) income	$(1,974)	$3,221
Percentage of sales:
Sales	100.0%	100.0%
Cost of sales	56.1%	53.7%
Gross profit	43.9%	46.3%
Selling, general and administration expenses	52.9%	39.5%
Restructuring plan activities, net	0.0%	(6.9)%
Results from operating activities	(9.0)%	13.7%
Finance costs	0.8%	0.0%
Finance income	(0.2)%	(0.2)%
Net (loss) income	(9.7)%	13.9%
Other financial and operations data:
Adjusted EBITDA (1)	$89	$2,505
Adjusted EBITDA as a percentage of sales	0.4%	10.8%
Adjusted SG&A (1)	$10,051	$9,395
Adjusted results from operating activities (1)	$(1,087)	$1,373
Adjusted net (loss) income (1)	$(1,219)	$1,418

(1)

For a reconciliation of Adjusted EBITDA, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net (loss) income, to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS financial measures and ratios”.

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

(a)

“Adjusted selling, general and administration expenses” is presented as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that are non-recurring by nature or vary from period to period.

(b)

“Adjusted results from operating activities” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or vary from period to period.

(c)

“Adjusted net (loss) income” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or vary from period to period.

(d)

“Adjusted EBITDA” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, stock-based compensation and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance.

      We also present the non-IFRS ratio “Adjusted net (loss) income per common share” for purposes of evaluating underlying business performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

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

We believe that although these non-IFRS financial measures provide investors with useful information with respect to our historical operations and are frequently used by securities analysts, lenders, and others in their evaluation of companies, they have limitations as an analytical tool. Some of these limitations are:

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net (loss) income and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;

•

Adjusted selling, general and administration expenses, Adjusted results from operating activities, Adjusted net (loss) income and Adjusted EBITDA do not reflect the cash requirements necessary to fund capital expenditures; and

•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements.

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

The following tables provide reconciliations of our Non-IFRS financial measures and ratios to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three-months ended
	April 30,	May 1,
	2022	2021
Selling, general and administration expenses	$10,806	$9,194
Software implementation and configuration costs (a)	(755)	(863)
Government emergency wage and rent subsidy (b)	—	1,064
Adjusted selling, general and administration expenses	$10,051	$9,395

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three-months ended
	April 30,	May 1,
	2022	2021
Results from operating activities	$(1,842)	$3,176
Software implementation and configuration costs (a)	755	863
Restructuring plan activities, net (b)	—	(1,602)
Government emergency wage and rent subsidy (c)	—	(1,064)
Adjusted results from operating activities	$(1,087)	$1,373

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net (loss) income to Adjusted net (loss) income

	For the three-months ended
	April 30,	May 1,
	2022	2021
Net (loss) income	$(1,974)	$3,221
Software implementation and configuration costs (a)	755	863
Restructuring plan activities, net (b)	—	(1,602)
Government emergency wage and rent subsidy (c)	—	(1,064)
Adjusted net (loss) income	$(1,219)	$1,418

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of fully diluted net (loss) earnings per common share to Adjusted fully diluted net (loss) earnings per common share

	For the three-months ended
	April 30,	May 1,
	2022	2021
Weighted average number of shares outstanding, fully diluted	26,426,055	26,296,690
Adjusted weighted average number of shares outstanding, fully diluted	26,426,055	27,400,840

Net (loss) income	$(1,974)	$3,221
Adjusted net (loss) income	$(1,219)	$1,418

Net (loss) earnings per share, fully diluted	$(0.07)	$0.12
Adjusted net (loss) income per share, fully diluted	$(0.05)	$0.05

Reconciliation of Net (loss) income to Adjusted EBITDA

	For the three-months ended
	April 30,	May 1,
	2022	2021
Net (loss) income	$(1,974)	$3,221
Finance costs	171	10
Finance income	(39)	(55)
Depreciation and amortization	866	950
EBITDA	$(976)	$4,126
Additional adjustments:
Stock-based compensation expense (a)	310	182
Software implementation and configuration costs (b)	755	863
Restructuring plan activities, net (c)	—	(1,602)
Government emergency wage and rent subsidy (d)	—	(1,064)
Adjusted EBITDA	$89	$2,505

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(d)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Operating results for the three-months ended April 30, 2022 compared to the operating results for the three-months ended May 1, 2021

Sales. Sales decreased 12.1%, or $2.8 million, to $20.4 million in the quarter ended April 30, 2022 compared to $23.2 million in the prior year quarter. Sales in Canada of $16.8 million, representing 81.9% of total revenues, decreased $1.4 million or 7.7% over the prior year quarter. U.S. sales of $3.7 million decreased by $1.4 million or 27.5% over the prior year quarter. Our gifting assortment performed well, with sales amounting to $7.5 million, representing an increase of $0.4 million or 5.6% over the prior year quarter. Offsetting this was a decline in our tea and hard-goods assortment over the same period in the prior year. Sales from e-commerce and wholesale channels decreased by $4.2 million or 21.1% to $15.7 million from $19.9 million in the prior year quarter. E-commerce and wholesale sales represented 76.9% of sales compared to 85.9% of sales in the prior year quarter. Brick-and mortar sales for the quarter of $4.7 million compares favorably to the prior year quarter by $1.4 million, explained by increase in same store comparable sales, in part due to more days of sales during the current year first quarter due to fewer government-mandated closures related to the pandemic.

Gross Profit. Gross profit of $9.0 million for the three-months ended April 30, 2022 decreased by $1.8 million or 16.7% from the prior year quarter due to a decline in sales during the period, partially offset by lower delivery and distribution costs, compared to the prior year quarter. Gross profit as a percentage of sales decreased to 43.9% for the quarter compared to 46.3% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $1.6 million or 17.4% to $10.8 million in the quarter compared to the prior year quarter. Excluding the impact of software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, Adjusted SG&A increased by $0.7 million or 7.4% to $10.1 million in the quarter primarily due to increases in staffing and online marketing expenses as we continue the transformation to a digital first organization. Adjusted SG&A as a percentage of sales in the quarter increased to 49.2% from 40.4% in the prior year quarter.

Results from Operating Activities. Loss from operating activities during the quarter was $1.8 million compared to earnings of $3.2 million in the prior year quarter. Excluding the impact of the Restructuring Plan, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $1.1 million in the quarter compared to adjusted operating income of $1.4 million in the prior year quarter. The decrease in operating results is explained by the decline in Sales, lower gross profit and the increased SG&A in pursuit of our ongoing transformation to a digital first organization.

Finance Costs. Finance costs amounted to $171 thousand in the three-months ended April 30, 2022 and compares unfavorably to the prior year period due primarily to the interest expense on our right-of-use assets that increased by $10.9 million over the prior year quarter.

Finance Income. Finance income of $39 thousand is derived mainly from interest on cash on hand and has decreased slightly from the prior year quarter.

Net (loss) income. Net loss was $2.0 million in the quarter ended April 30, 2022 compared to a Net income of $3.2 million in the prior year quarter. Adjusted net loss, which excludes the impact of Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation and configuration costs amounted to a Net loss of $1.2 million compared to a Net income of $1.4 million in the prior year quarter.

Fully diluted earnings (loss) per common share. Fully diluted loss per common share was $0.07 in the quarter ended April 30, 2022 compared to fully diluted earnings per common share of $0.12 in the prior year quarter. Adjusted fully diluted loss per common share was $0.05 in the quarter ended April 30, 2022 compared to an Adjusted fully diluted earning per common share of $0.05 in the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $1.0 million in the quarter ended April 30, 2022 compared to positive $4.1 million in the prior year quarter representing a decrease of $5.1 million over the prior year quarter. Adjusted EBITDA for the quarter ended April 30, 2022 was $89 thousand compared to $2.5 million for the same period in the prior year. The decrease in Adjusted EBITDA of $2.4 million reflects the impact of a decline of Sales of $2.8 million, lower Gross profit and increased SG&A expenses for the reasons noted above.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2022	Fiscal Year 2021				Fiscal Year 2020
	First	Fourth	Third	Second	First	Fourth	Third	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	$	$	$		$	$	$	$
Sales	20,435	39,878	22,203	18,743	23,249	40,189	26,225	23,031
Net (loss) income	(1,974)	1,291	(1,864)	75,478	3,221	(27,222)	14,467	2,609

EBITDA	(976)	2,613	(778)	75,493	4,126	(25,918)	15,295	5,426
Adjusted EBITDA [1]	89	3,696	(308)	(641)	2,505	5,384	3,834	1,365

Net (loss) earnings per share:
Basic	(0.07)	0.05	(0.07)	2.87	0.12	(1.04)	0.53	0.10
Fully diluted	(0.07)	0.05	(0.07)	2.75	0.12	(1.00)	0.52	0.10
Adjusted fully diluted [1]	(0.05)	0.13	(0.01)	(0.07)	0.05	0.15	0.09	(0.06)

Weighted average number of shares outstanding:
Basic	26,426,055	26,393,118	26,359,969	26,299,094	26,296,690	26,228,206	26,214,573	26,128,971
Fully diluted	26,426,055	27,614,734	26,359,969	27,455,005	27,400,840	27,140,065	26,767,470	26,925,264

Cash	22,680	25,107	13,367	12,051	31,321	30,197	21,925	34,285
Accounts receivable	3,197	3,209	4,602	6,986	6,625	6,157	7,669	6,757
Prepaid expenses and deposits	4,479	4,142	4,835	5,580	11,578	14,470	13,400	8,476
Inventories	28,359	31,048	39,802	38,055	29,258	23,468	26,176	24,354
Trade and other payables	8,966	12,300	13,958	12,533	6,154	4,152	3,621	6,460

Liquidity and Capital Resources

As at April 30, 2022, we had $22.7 million of cash held by major Canadian financial institutions.

Working capital was $42.0 million as at April 30, 2022, compared to $43.4 million as at January 29, 2022. The decrease in working capital of $1.4 million is explained by a decrease in current assets of $4.8 million that was partially offset by a decrease in current liabilities of $3.4 million.

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

As at April 30, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, amounting to $12.5 million, net of $862 thousand of advances, which are expected to be discharged within 12 months.

Cash Flows

A summary of our cash flows (used in) provided by operating and financing activities is presented in the following table:

	For the three-months ended
	April 30,	May 1,
	2022	2021
	$	$
Cash flows (used in) provided by:
Operating activities	(1,678)	1,307
Financing activities	(749)	(183)
(Decrease) increase in cash	(2,427)	1,124

Three-months ended April 30, 2022 compared to three-months ended May 1, 2021

Cash flows (used in) provided by operating activities. Net cash used in operating activities amounted to $1.7 million for the quarter ended April 30, 2022, representing a change of $3.0 million from the net cash provided by operations of $1.3 million in prior year quarter. The decrease is primarily due to the loss reported this quarter and a decrease in Trade and other payables over the prior year.

Cash flows used in financing activities. Net cash flows used in financing activities of $749 thousand during the quarter ended April 30, 2022 represents an increase of $566 thousand compared to the prior year quarter due to an increase in Lease liabilities of $11.4 million over the prior year quarter.

Off-Balance Sheet Arrangements

Other than certain operating lease obligations and purchase commitments disclosed elsewhere, we have no other off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual arrangements that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for the purchase of goods and services that are expected to be received in future periods. As of April 30, 2022, the Company had financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs amounting to $12.5 million, net of $862 of advances (January 29, 2022 - $13.0 million, net of $7.2 million of advances).  These contractual obligations and commitments are expected to be discharged within 12 months.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 3 to our consolidated financial statements for the year ended January 29, 2022 included in our Annual Report on Form 10-K dated April 29, 2022. There have been no material changes to the critical accounting policies and estimates since January 29, 2022, other than as disclosed in Note 3 to the condensed interim consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange and interest rate risk discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K dated April 29, 2022.

We are exposed to foreign currency exchange risk on purchases of our teas and tea accessories.

A significant portion of our tea and tea accessory purchases are in U.S. dollars as is our revenue from U.S. e‑commerce customers. As a result, our statement of loss and cash flows could be adversely impacted by changes in exchange rates, primarily between the U.S. dollar and the Canadian dollar.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during our quarter ended April 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Form 10-K for our fiscal year ended January 29, 2022.

Item 2. Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

Date: June 14, 2022	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive Officer and Chief Brand Officer

