Form 10-Q
period 2022-07-30
DAVIDsTEA Inc.
filed 2022-09-13
CIK 1627606

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of September 9, 2022, 26,561,744 common shares of the registrant were outstanding.

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

On September 9, 2022, the Bank of Canada exchange rate was US$1.00 = CAD$1.3035.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		July 30,	January 29,
		2022	2022
		$	$
ASSETS
Current
Cash		19,048	25,107
Accounts and other receivables		2,497	3,209
Inventories		30,234	31,048
Prepaid expenses and deposits		5,172	4,142
Total current assets		56,951	63,506
Property and equipment		739	775
Intangible assets		1,957	2,234
Right-of-use assets		10,829	12,087
Total assets		70,476	78,602
LIABILITIES AND EQUITY
Current
Trade and other payables		11,701	12,300
Deferred revenue		5,430	5,434
Current portion of lease liabilities		2,484	2,364
Total current liabilities		19,615	20,098
Non-current portion of lease liabilities		8,945	10,189
Total liabilities		28,560	30,287
Commitments and contingencies
Equity	[Note 4]
Share capital		113,862	113,534
Contributed surplus		2,545	2,507
Deficit		(77,466)	(70,671)
Accumulated other comprehensive income		2,975	2,945
Total equity		41,916	48,315
Total liabilities and equity		70,476	78,602

See accompanying notes.

DAVIDsTEA Inc.

 Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three-months ended		For the six-months ended
		July 30,	July 31,	July 30,	July 31,
		2022	2021	2022	2021
		$	$	$	$
Sales	[Note 9]	15,225	18,743	35,660	41,992
Cost of sales		8,751	10,748	20,222	23,229
Gross profit		6,474	7,995	15,438	18,763
Selling, general and administration expenses	[Note 5]	11,219	9,085	22,025	18,279
Restructuring plan activities, net	[Note 6]	—	(75,557)	—	(77,159)
Results from operating activities		(4,745)	74,467	(6,587)	77,643
Finance costs		167	23	338	33
Finance income		(77)	(34)	(116)	(89)
Net income (loss) before income taxes		(4,835)	74,478	(6,809)	77,699
Recovery of income taxes	[Note 6,8]	—	(1,000)	—	(1,000)
Net (loss) income		(4,835)	75,478	(6,809)	78,699

Other comprehensive income:
Cumulative translation adjustment		12	200	30	1,012
Other comprehensive income, net of tax		12	200	30	1,012
Total comprehensive (loss) income		(4,823)	75,678	(6,779)	79,711
Net (loss) earnings per share:
Basic	[Note 7]	(0.18)	2.87	(0.26)	3.00
Fully diluted	[Note 7]	(0.18)	2.75	(0.26)	2.87
Weighted average number of shares outstanding:
Basic	[Note 7]	26,487,933	26,299,094	26,456,830	26,270,284
Fully diluted	[Note 7]	26,487,933	27,455,005	26,456,830	27,422,066

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

		For the three-months ended		For the six-months ended
		July 30,	July 31,	July 30,	July 31,
		2022	2021	2022	2021
		$	$	$	$
OPERATING ACTIVITIES
Net (loss) income		(4,835)	75,478	(6,809)	78,699
Items not affecting cash:
Depreciation of property and equipment		88	407	164	795
Amortization of intangible assets		137	484	277	887
Amortization of right-of-use assets		669	135	1,319	294
Gain on liabilities subject to compromise, including the recovery of income taxes	[Note 6]	—	(77,713)	—	(79,861)
Interest on lease liabilities		167	23	334	33
Stock-based compensation expense		398	363	708	545
Sub-total		(3,376)	(823)	(4,007)	1,392
Net change in non-cash working capital balances related to operations		641	(18,256)	(406)	(19,164)
Cash flows used in operating activities		(2,735)	(19,079)	(4,413)	(17,772)
FINANCING ACTIVITIES
Payment of lease liabilities including interest		(769)	(139)	(1,518)	(322)
Cash flows used in financing activities		(769)	(139)	(1,518)	(322)
INVESTING ACTIVITIES
Additions to property and equipment		(128)	(52)	(128)	(52)
Cash flows used in investing activities		(128)	(52)	(128)	(52)
Decrease in cash during the period		(3,632)	(19,270)	(6,059)	(18,146)
Cash, beginning of the period		22,680	31,321	25,107	30,197
Cash, end of the period		19,048	12,051	19,048	12,051
Supplemental Information
Cash paid for:
Interest		—	—	—	—
Income taxes (classified as operating activity)		—	—	—	—
Cash received for:
Interest		43	39	77	94
Income taxes (classified as operating activity)		—	—	—	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				other	Total
	Share	Contributed		comprehensive	equity
	capital	surplus	Deficit	income	(deficiency)
	$	$	$	$	$
Balance, January 29, 2022	113,534	2,507	(70,671)	2,945	48,315
Net loss for the six months ended July 30, 2022	—	—	(6,809)	—	(6,809)
Other comprehensive income	—	—	—	30	30
Total comprehensive loss	—	—	(6,809)	30	(6,779)
Common shares issued on vesting of restricted stock units	328	(670)	14	—	(328)
Stock-based compensation expense	—	708	—	—	708
Balance, July 30, 2022	113,862	2,545	(77,466)	2,975	41,916

Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the six months ended July 31, 2021	—	—	78,699	—	78,699
Other comprehensive income	—	—	—	1,012	1,012
Total comprehensive income	—	—	78,699	1,012	79,711
Common shares issued on vesting of restricted stock units	239	(486)	(493)	—	(740)
Stock-based compensation expense	—	545	—	—	545
Balance, July 31, 2021	113,406	1,806	(69,862)	2,875	48,225

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and six-month periods ended July 30, 2022 and July 31, 2021 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., (collectively, the “Company”) for the three and six-month periods ended July 30, 2022 and July 31, 2021 were authorized for issue by the Board of Directors on September 9, 2022. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

The Company offers a specialty branded selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,800 grocery stores and pharmacies, and 18 Company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all.

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

4. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	July 30,	January 29,
	2022	2022
	$	$
Share Capital - (26,561,744) Common shares (January 29, 2022 - 26,423,717)	113,862	113,534

During the three and six-month periods ended July 30, 2022, 134,452 and 138,027 common shares, respectively, (July 31, 2021 – 104,200 and 125,387 common shares, respectively), were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $322 and $328, net of tax (July 31, 2021 – $70 and $239, net of tax respectively) and a reduction in contributed surplus of $658 and $670 respectively (July 31, 2021 – $142 and $486, respectively).

Stock-based compensation

As at July 30, 2022, 694,412 (July 31, 2021, 937,868) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and six-month periods ended July 30, 2022 and July 31, 2021. A summary of the status of the Company’s stock option plan during the six-month periods is presented below.

For the six-months ended
	July 30,		July 31,
	2022		2021
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding and exercisable - beginning and end of period	3,490	14.39	17,490	6.32

A summary of the status of the Company’s RSU plan and changes during the six-month periods are presented below.

	For the six-months ended
	July 30,		July 31,
	2022		2021
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	1,282,790	2.60	1,306,101	1.70
Granted	511,264	2.66	425,764	4.64
Forfeitures	(27,466)	2.28	(32,747)	1.50
Vested	(138,027)	2.38	(125,387)	1.91
Vested, withheld for tax	(143,711)	2.38	(130,562)	1.91
Outstanding, end of period	1,484,850	2.67	1,443,169	2.53

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and six-month periods ended July 30, 2022, the Company recognized a stock-based compensation expense of $398 and $708, respectively (July 31, 2021 – $363 and $545, respectively).

5. SELLING, GENERAL AND ADMINISTRATION EXPENSES

The Company qualified in Fiscal 2021 for the Canada Emergency Wage Subsidy and the Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the Government of Canada. During the three and six-month periods ended July 30, 2022, the Company recognized payroll and rent subsidies of $nil (July 31, 2021 – $2.5 million and $3.6 million, respectively).

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
	$	$	$	$
Wages, salaries and employee benefits	3,542	3,447	6,950	6,824
Marketing expenses	1,609	1,692	3,906	2,896
IT ongoing expenses	1,326	1,173	2,735	2,487
Software implementation and configuration costs	1,325	1,592	2,080	2,454
Credit card fees	275	443	677	979
Director & officer and other insurance	343	305	690	565
Professional and consulting fees	764	790	1,159	1,255
Depreciation of property and equipment	88	407	164	795
Amortization of intangible assets	137	484	277	887
Amortization right-of-use asset	669	135	1,319	294
Stock-based compensation	398	363	708	545
Other selling, general and administration	743	786	1,360	1,894
Sub-total	11,219	11,617	22,025	21,875
Government emergency wage and rent subsidy	—	(2,532)	—	(3,596)
	11,219	9,085	22,025	18,279

6. RESTRUCTURING PLAN ACTIVITIES, NET

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. At a creditors’ meeting held on June 11, 2021, the Company’s Plan of Arrangement was approved by the requisite majorities of creditors of the Company.  As a result, the Company was required and paid approximately $17.6 million to its creditors in full and final settlement in the second quarter of Fiscal 2021.

During the three-and six-month periods ended July 31, 2021, the Company recorded a net gain on the settlement of liabilities subject to compromise of $75,557 and $77,159, respectively net of professional fees in connection with the CCAA proceedings of $1,156 and $1,702, respectively and before a gain from the recovery of income taxes of $1,000 for both periods.  This net gain is presented in the interim consolidated statement of income (loss) and comprehensive income (loss) in Restructuring Plan activities, net and Recovery of income taxes.

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

The following reflects the Net (loss) income and share data used in the basic and diluted EPS computations:

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
	$	$	$	$
Net (loss) income for basic EPS	(4,835)	75,478	(6,809)	78,699
Weighted average number of shares outstanding:
Basic	26,487,933	26,299,094	26,456,830	26,270,284
Fully diluted	26,487,933	27,455,005	26,456,830	27,422,066
Net (loss) earnings per share:
Basic	(0.18)	2.87	(0.26)	3.00
Fully diluted	(0.18)	2.75	(0.26)	2.87

8. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and six-month periods ended July 30, 2022, the Company purchased merchandise for resale amounting to $44 and $44, respectively (July 31, 2021 – $153 and $199, respectively) and provided infrastructure and administrative services of $5 and $10, respectively (July 31, 2021 – $5 and $10, respectively)  to a company controlled by one of its executive employees. As of July 30, 2022, an amount of $2 was outstanding and presented in Accounts and other receivables. As of  July 30, 2022, an amount of $44 was outstanding and presented in Trade and other payables.

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

                The Company derives revenue from the following products:

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
	$	$	$	$
Tea	13,266	16,117	31,241	36,586
Tea accessories	1,484	2,626	3,583	5,406
Food and beverages	475	—	836	—
	15,225	18,743	35,660	41,992

All property and equipment, right-of-used assets and intangible assets are located in Canada.

Results from operating activities before corporate expenses per country are as follows:

	For the three-months ended			For the six-months ended
	July 30, 2022			July 30, 2022
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	12,827	2,398	15,225	29,572	6,088	35,660
Cost of sales	7,311	1,440	8,751	16,525	3,697	20,222
Gross profit	5,516	959	6,474	13,047	2,392	15,438
Selling, general and administration expenses (allocated)	3,010	379	3,389	6,419	969	7,388
Results from operating activities before corporate expenses	2,506	580	3,085	6,628	1,423	8,050
Selling, general and administration expenses (non-allocated)			7,830			14,637
Results from operating activities			(4,745)			(6,587)
Finance costs			167			338
Finance income			(77)			(116)
Net loss before income taxes			(4,835)			(6,809)

	For the three-months ended			For the six-months ended
	July 31, 2021			July 31, 2021
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	15,046	3,697	18,743	33,175	8,818	41,992
Cost of sales	8,725	2,023	10,748	18,589	4,640	23,229
Gross profit	6,321	1,674	7,995	14,586	4,178	18,763
Selling, general and administration expenses (allocated)	2,458	545	3,003	4,722	1,045	5,767
Results from operating activities before corporate expenses	3,863	1,129	4,992	9,864	3,133	12,996
Selling, general and administration expenses (non-allocated)			6,082			12,512
Restructuring plan activities, net			(75,557)			(77,159)
Results from operating activities			74,467			77,643
Finance costs			23			33
Finance income			(34)			(89)
Net income before income taxes			74,478			77,699

10. SUBSEQUENT EVENT

On August 23, 2022, a revolving line of credit on demand with the Bank of Nova Scotia (the “Bank”) was established for up to $15.0 million, less a reserve of $0.5 million for credit cards based on eligible accounts receivable and inventory balances and subject to financial covenants being met. The credit facility will bear interest at the prime rate plus 1% and is for a three-year period, renewable annually at the lender’s option In addition, Investissement Québec has provided a loan loss guarantee under its “Loan Loss Program”, securing 50% of any loss incurred by the Bank with respect to the recovery of indebtedness under the line of credit.

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

Actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to, the following:

•	Our ability to successfully pivot our business to a digital-first strategy, supported by our wholesale distribution capabilities and our retail operations, including our ability to attract and retain employees who are instrumental to growing our online and wholesale channel businesses;

•	The duration and impact of the global COVID-19 pandemic, which has disrupted the Company’s business and has adversely affected the Company’s financial condition and operating results, and may further impact our workforce and operations, the operations of our customers, and those of our respective vendors, suppliers, and partners;

•	Our ability to maintain and enhance our brand image;

•	Significant competition within our industry;

•	Our ability to obtain quality products from third-party manufacturers and suppliers on a timely basis or in sufficient quantities, in light of supply chain disruptions due to the ongoing COVID-19 pandemic and the war in Ukraine;

•	Actual or attempted breaches of data security; and

•	The seasonality of our business.

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

Overview

The Company offers a selection of high-quality proprietary loose-leaf teas, pre-packaged teas, tea sachets, tea-related accessories, and gifts through its e-commerce platform at www.davidstea.com and the Amazon Marketplace, its wholesale customers which include over 3,800 grocery stores and pharmacies, and 18 Company-owned stores across Canada. The Company offers primarily proprietary tea blends that are exclusive to the Company, as well as traditional single-origin teas and herbs. Our passion for and knowledge of tea permeates our culture and is rooted in an excitement to explore the taste, health and lifestyle elements of tea. With a focus on innovative flavours, wellness-driven ingredients and organic tea, the Company launches seasonally driven “collections” with a mission of making tea fun and accessible to all.

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

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories and that during the restructuring process, the Company would continue to operate its online business through its e-commerce platform and the Amazon Marketplace as well as its wholesale distribution channel.  On August 21, 2020, the Company re-opened 18 stores across Canada and permanently closed 164 stores in Canada and all 42 stores in the United States.

At a creditors’ meeting held on June 11, 2021, the Company’s Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary, DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims were affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

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

The Company emerged from the Restructuring Plan as a smaller and more invigorated organization, with a renewed sense of purpose and confidence as we continue building a high-performing, future-ready winning culture, driven by purpose.  We were founded on a spirit of innovation and of embracing unconventional ideas with a desire to create a North American experience around tea.  We removed the boundaries that kept tea in the cupboards of only those in-the-know. We experimented and took risks, attracted passionate employees and as customers became friends, we embraced our brand purpose; a desire to share “positivitea” with all, and use our platform to do good - for business and for the lives of all with whom we interact.

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

As we have transitioned to generating sales primarily from our online stores, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance.  Factors affecting our performance include:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

•	the customer experience we provide online and in our other channels;

•	the level of customer traffic to our website and our online presence more generally;

•	the number of customer transactions and average ticket online;

•	the pricing of our tea, and tea accessories; and

•	our ability to obtain, process and distribute product efficiently.

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

Selected Operating and Financial Highlights

Results of Operations

Sales during the second quarter of Fiscal 2022 decreased by $3.5 million or 18.7% to $15.2 million from the prior year quarter due mainly to a decrease in e-commerce sales of $6.5 million, partially offset by an increase in sales of $3.0 million from brick-and-mortar and wholesale.

Sales of $35.7 million in the year-to-date period ended July 30, 2022 decreased by $6.3 million from the prior year period or 15.0% to $42.0 million due to a decrease in e-commerce sales of $11.9 million, partially offset by an increase in sales of $5.6 million from brick-and-mortar and wholesale.

The Company recorded a Net loss of $4.8 million in the second quarter compared to a Net income of $75.5 million in the prior year quarter. Excluding adjustments noted herein, Adjusted net loss(1) for the second quarter was $3.5 million compared to an Adjusted net loss(1) of $2.0 million in the prior year quarter. Adjusted EBITDA(1) in the second quarter of Fiscal 2022 was a loss of $2.1 million compared to a loss of $0.6 million in the prior year quarter.

The Company recorded a Net Loss of $6.8 million in the year-to-date period compared to a Net income of $78.7 million in the prior year period. Excluding adjustments noted herein, Adjusted net loss(1) for the year-to-date period was $4.7 million compared to an Adjusted net loss(1) of $0.6 million in the prior year period. Adjusted EBITDA(1) in the year-to-date period of Fiscal 2022 was a loss of $2.0 million compared to $1.9 million in the prior year period.

Sales and operating results have been materially impacted by changes in the overall economic condition in North America and the impact these conditions have had on consumer confidence and discretionary spending. Continuing inflationary pressures has resulted in an increase in our cost of goods, transportation, and labour costs. Fears of a looming recession, increases in interest rates, uncertainty surrounding the COVID-19 pandemic, continuing supply chain disruptions, increased input costs, and shortage of technical and skilled labor are expected to have a continuing significant impact on our economic condition that could materially affect our financial condition, results of operations and cash flows.

As COVID-19 restrictions loosened in Fiscal 2022, consumer spending shifted out-of-home and we saw a shift away from online to brick-and-mortar.  We believe this decline in revenue is temporary as we continue to build on the wellness trend for healthier beverages with our target audiences.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Consolidated statement of operations data:
Sales	$15,225	$18,743	$35,660	$41,992
Cost of sales	8,751	10,748	20,222	23,229
Gross profit	6,474	7,995	15,438	18,763
Selling, general and administration expenses	11,219	9,085	22,025	18,279
Restructuring plan activities, net	—	(75,557)	—	(77,159)
Results from operating activities	(4,745)	74,467	(6,587)	77,643
Finance costs	167	23	338	33
Finance income	(77)	(34)	(116)	(89)
Net income (loss) before income taxes	(4,835)	74,477	(6,809)	77,698
Recovery of income tax	—	(1,000)	—	(1,000)
Net (loss) income	$(4,835)	$75,478	$(6,809)	$78,699
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.5%	57.3%	56.7%	55.3%
Gross profit	42.5%	42.7%	43.3%	44.7%
Selling, general and administration expenses	73.7%	48.5%	61.8%	43.5%
Net (loss) income	(31.8)%	402.7%	(19.1)%	187.4%
Other financial and operations data:
Adjusted EBITDA (1)	$(2,128)	$(641)	$(2,039)	$1,864
Adjusted EBITDA as a percentage of sales	(14.0)%	(3.4)%	(5.7)%	4.4%
Adjusted SG&A (1)	$9,894	$10,025	$19,945	$19,421
Adjusted net loss (1)	$(3,510)	$(2,019)	$(4,729)	$(602)

(1)

For a reconciliation of Adjusted EBITDA, Adjusted EBITDA as a percentage of sales, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net loss, to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS financial measures and ratios”.

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

(e)	Adjusted EBITDA as a percentage of sales is calculated by dividing adjusted EBITDA as defined above by the sales figures for a period.

      We also present the non-IFRS ratio “Adjusted net (loss) income per common share” for purposes of evaluating underlying business performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

The use of non-IFRS financial measures and ratios provides complementary information that excludes items that do not reflect our core performance or where their exclusion would assist users in understanding our results for the period. For these reasons, a significant number of users of the MD&A analyze our results based on these financial measures. Management believes these measures help users of MD&A to better analyze results, enabling better comparability of our results from one period to another and with peers.

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

The following tables provide reconciliations of our Non-IFRS financial measures and ratios to the most directly comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Selling, general and administration expenses	$11,219	$9,085	$22,025	$18,279
Software implementation and configuration costs (a)	(1,325)	(1,592)	(2,080)	(2,454)
Government emergency wage and rent subsidy (b)	—	2,532	—	3,596
Adjusted selling, general and administration expenses	$9,894	$10,025	$19,945	$19,421

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Results from operating activities	$(4,745)	$74,467	$(6,587)	$77,643
Software implementation and configuration costs (a)	1,325	1,592	2,080	2,454
Restructuring plan activities, net (b)	—	(75,557)	—	(77,159)
Government emergency wage and rent subsidy (c)	—	(2,532)	—	(3,596)
Adjusted results from operating activities	$(3,420)	$(2,030)	$(4,507)	$(657)

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Reconciliation of Net (loss) income to Adjusted net (loss)

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net (loss) income	$(4,835)	$75,478	$(6,809)	$78,699
Software implementation and configuration costs (a)	1,325	1,592	2,080	2,454
Restructuring plan activities, net (b)	—	(75,557)	—	(77,159)
Government emergency wage and rent subsidy (c)	—	(2,532)	—	(3,596)
Recovery of income taxes (d)	—	(1,000)	—	(1,000)
Adjusted net loss	$(3,510)	$(2,019)	$(4,729)	$(602)

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(d)	Represents the reversal of previously accrued estimate of income tax liabilities that was compromised by the Restructuring Plan activities.

Reconciliation of fully diluted net (loss) earnings per common share to Adjusted fully diluted net (loss) per common share

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Weighted average number of shares outstanding, fully diluted	26,487,933	26,299,094	26,456,830	26,270,284
Adjusted weighted average number of shares outstanding, fully diluted	26,487,933	27,455,005	26,456,830	27,422,066

Net (loss) income	$(4,835)	$75,478	$(6,809)	$78,699
Adjusted net (loss)	$(3,510)	$(2,019)	$(4,729)	$(602)

Net (loss) earnings per share, fully diluted	$(0.18)	$2.75	$(0.26)	$2.87
Adjusted net (loss) per share, fully diluted	$(0.13)	$(0.07)	$(0.18)	$(0.02)

Reconciliation of Net (loss) income to Adjusted EBITDA

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net (loss) income	$(4,835)	$75,478	$(6,809)	$78,699
Finance costs	167	23	338	33
Finance income	(77)	(34)	(116)	(89)
Depreciation and amortization	894	1,026	1,760	1,976
Recovery of income taxes	—	(1,000)	—	(1,000)
EBITDA	$(3,851)	$75,493	$(4,827)	$79,619
Additional adjustments:
Stock-based compensation expense (a)	398	363	708	545
Software implementation and configuration costs (b)	1,325	1,592	2,080	2,454
Restructuring plan activities, net (c)	—	(75,557)	—	(77,159)
Government emergency wage and rent subsidy (d)	—	(2,532)	—	(3,596)
Adjusted EBITDA	$(2,128)	$(641)	$(2,039)	$1,863

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(d)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.

Operating results for the three-months ended July 30, 2022 compared to the operating results for the three-months ended July 31, 2021

Sales. Sales decreased 18.7%, or $3.5 million, to $15.2 million in the quarter ended July 30, 2022 compared to $18.7 million in the prior year quarter. Sales in Canada of $12.8 million, representing 84.2% of total revenues, decreased $2.2 million or 14.7% compared to the prior year quarter. U.S. sales of $2.4 million decreased by $1.3 million or 35.1% compared to the prior year quarter. Our gifting and other assortment generated $5.7 million and declined slightly compared to the prior year quarter. Sales of $8.0 million and $1.5 million in tea and hard goods, respectively declined by $2.1 million and $1.1 million from the prior year quarter, respectively. Sales from e-commerce decreased by $6.5 million or 43.9% to $8.3 million from $14.8 million in the prior year quarter. Sales from our wholesale channel increased by $1.9 million or 238% to $2.7 million from $0.8 million in the prior year quarter. Brick-and mortar sales for the quarter of $4.2 million increased by $1.1 million compared to the prior year quarter explained by an increase in same store comparable sales, in part due to more days of sales during the current year quarter due to fewer government-mandated closures related to the pandemic. E-commerce, wholesale, and brick-and-mortar sales represented 54.6%, 17.8%, 27.6% of sales, respectively compared to 79.1%, 4.3% and 16.6%, respectively in the prior year quarter.

Gross Profit. Gross profit of $6.5 million for the three-months ended July 30, 2022 decreased by $1.5 million or 19% from the prior year quarter due to a decline in sales during the period, partially offset by lower delivery and distribution costs, compared to the prior year quarter. Gross profit as a percentage of sales decreased to 42.5% for the quarter compared to 42.7% in the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased by $2.1 million or 23.1% to $11.2 million in the quarter compared to the prior year quarter. Excluding the impact of non-recurring software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan in the prior year, Adjusted SG&A decreased by $0.1 million or 1.0% to $9.9 million in the quarter due primarily to decreases in depreciation and amortization, marketing expenses and credit card fees partially offset by increases in IT ongoing expenses as we continue the transformation to an omnichannel organization. Adjusted SG&A as a percentage of sales in the quarter increased to 65.0% from 53.5% in the prior year quarter.

Restructuring plan activities, net.  Restructuring plan activities, net was $nil for the three-month period ended July 30, 2022 compared to a gain of $75.6 million in the prior year period.

Results from Operating Activities. Loss from operating activities during the quarter was $4.7 million compared to earnings of $74.5 million in the prior year quarter. Excluding the impact of the Restructuring Plan, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation costs, Adjusted operating loss amounted to $3.4 million in the quarter compared to Adjusted operating loss of $2.0 million in the prior year quarter. The decrease in operating results is explained by the decline in Sales, lower Gross profit and the increased SG&A in pursuit of our ongoing transformation to a digital first organization.

Finance Costs. Finance costs amounted to $167 thousand in the three-months ended July 30, 2022 and compares unfavorably to the prior year period due primarily to the interest expense on our right-of-use assets.

Finance Income. Finance income of $77 thousand is derived mainly from interest on cash on hand and increased slightly from the prior year quarter.

Net (loss) income. Net loss was $4.8 million in the quarter compared to a Net income of $75.5 million in the prior year quarter. Adjusted net loss, which excludes the impact of Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation and configuration costs, and recovery of income taxes, amounted to a Net loss of $3.5 million compared to a Net loss of $2.0 million in the prior year quarter.

Fully diluted (loss) earnings per common share. Fully diluted loss per common share was ($0.18) in the quarter compared to fully diluted earnings per common share of $2.75 in the prior year quarter. Adjusted fully diluted loss per common share was ($0.13) in the quarter ended July 30, 2022 compared to an Adjusted fully diluted earnings per common share of $0.07 in the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was a loss of $3.9 million in the quarter compared to $75.5 million in the prior year quarter representing a decrease of $79.4 million over the prior year quarter. Adjusted EBITDA for the quarter was a loss of $2.1 million compared to a loss of $0.6 million for the prior year quarter. The decrease in Adjusted EBITDA of $1.5 million reflects the impact of the decline in Sales resulting in a lower Gross profit of $1.5 million, an increase in online marketing expenses of $0.4 million as we continue the transformation to an omnichannel organization, offset by less administrative staff and professional fees.

Operating results for the six-months ended July 30, 2022 compared to the operating results for the six-months ended July 31, 2021

Sales. Sales for the six-months ended July 30, 2022 decreased by 15.0% or $6.3 million, to $35.7 million from $42.0 million in the prior year period. Sales in Canada of $29.6 million, representing 82.9% of total revenues, decreased $3.6 million or 10.8% over the prior year period. U.S. sales of $6.1 million decreased by $2.7 million or 30.7% over the prior year period. Our gifting assortment performed well, with sales amounting to $12.7 million, representing an increase of $0.6 million or 4.9% over the prior year period. Offsetting this was a decline in our tea and hard-goods assortment over the prior year. Sales from e-commerce decreased by $11.9 million or 35.9% to $21.2 million from $33.1 million in the prior year period as we transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities. Sales from our wholesale channel increased by $3.1 million or 124% to $5.6 million from $2.5 million in the prior year period.  Brick-and-mortar sales increased by $2.5 million or 39.1% to $8.9 million from $6.4 million in the prior year period. E-commerce, wholesale, and brick-and-mortar sales represented 59.4%, 15.7%, 24.9% of sales, respectively compared to 79.1%, 4.3% and 16.6%, respectively in the prior year period.

Gross Profit. Gross profit decreased by 18.1% or $3.4 million, to $15.4 million in the six-month period ended July 30, 2022 in comparison to the prior period due primarily to a decline in sales and a lower gross margin, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the prior year period. Gross profit as a percentage of sales decreased to 43.3% for the six-months ended July 30, 2022, from 44.7% in the prior year period.

Selling, General and Administration Expenses. SG&A increased by $3.7 million or 20.2%, to $22.0 million in the six-months ended July 30, 2022 from the prior year period. Excluding the impact of non-recurring software implementation and configuration costs and the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan from the prior year, Adjusted SG&A increased by $0.5 million to $19.9 million in the six-months ended July 30, 2022. Adjusted SG&A as a percentage of sales increased to 55.9% from 46.2% in the prior year period.

Restructuring plan activities, net.  Restructuring plan activities, net was $nil for the six-month period ended July 30, 2022 compared to a gain of $77.2 million in the prior year period.

Results from Operating Activities. Results from operating activities during the six-month period ended July 30, 2022 were negative $6.6 million as compared to $77.6 million in the prior year period. Excluding the impact of the Restructuring Plan announced on July 8, 2020, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs, Adjusted operating loss amounted to $4.5 million in the six-months ended July 30, 2022, compared to an adjusted operating loss of $0.7 million in the prior year period. The decrease in operating results is explained by a decrease in sales partially offset by a reduction in operating costs.

Finance Costs. Finance costs amounted to $0.3 million in the six-months ended July 30, 2022 compared to $33 thousand in the prior year period. The interest expense relates to the accounting for lease liabilities and increased from the prior year due to leases

Finance Income. Finance income of $116 thousand is derived mainly from interest on cash on hand and increased slightly from $89 thousand in the prior year period.

Net (loss) income. Net loss was $6.8 million in the six-months ended July 30, 2022 compared to a Net income of $78.7 million in the prior year period. Adjusted net loss, which excludes the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs and recovery of income taxes amounted to $4.7 million compared to an Adjusted net loss of $0.6 million in the prior year period. This $4.1 million difference is driven by the same reasons mentioned above in “Results from operating activities”.

Fully diluted (loss) earnings per common share. Fully diluted net loss per common share was ($0.26) in six-month period ended July 30, 2022 compared to earnings of $2.87 in the prior year period. Adjusted fully diluted loss per common share, which is Adjusted net loss on a fully diluted weighted average shares outstanding basis, was ($0.18) compared to an Adjusted net loss of ($0.02) in the prior year period.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was a negative $4.8 million in the six-month period July 30, 2022 compared to $79.6 million in the prior year period representing a decrease of $84.4 million over the prior year period. Adjusted EBITDA for the six-months ended July 30, 2022, which excludes the impact of stock-based compensation expense, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and non-recurring software implementation costs was a loss of $2.0 million compared to $1.9 million in the prior year period. The decrease in Adjusted EBITDA of $3.9 million is explained by a decrease in Gross profit of $3.3 million and increases in online marketing expenses as we continue the transformation to an omnichannel organization of $1.0 million, partially offset by less administrative staff and professional fees.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2022		Fiscal Year 2021				Fiscal Year 2020
	Second	First	Fourth	Third	Second	First	Fourth	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	$	$	$	$	$	$	$	$
Sales	15,225	20,435	39,878	22,203	18,743	23,249	40,189	26,225
Net (loss) income	(4,835)	(1,974)	1,291	(1,863)	75,477	3,221	(27,222)	14,467

EBITDA [1]	(3,851)	(976)	2,613	(778)	75,493	4,126	(25,918)	15,295
Adjusted EBITDA [1]	(2,128)	89	3,696	(308)	(641)	2,505	5,384	3,834

Net (loss) earnings per share:
Basic	(0.18)	(0.07)	0.05	(0.07)	2.87	0.12	(1.04)	0.53
Fully diluted	(0.18)	(0.07)	0.05	(0.07)	2.75	0.12	(1.00)	0.52
Adjusted fully diluted [1]	(0.13)	(0.05)	0.13	(0.01)	(0.07)	0.05	0.15	0.09

Weighted average number of shares outstanding:
Basic	26,487,933	26,299,094	26,393,118	26,359,969	26,299,094	26,296,690	26,228,206	26,214,573
Fully diluted	26,487,933	27,455,005	27,614,734	26,359,969	27,455,005	27,400,840	27,140,065	26,767,470

Cash	19,048	22,680	25,107	13,367	12,051	31,321	30,197	21,925
Accounts receivable	2,497	3,197	3,209	4,602	6,986	6,625	6,157	7,669
Prepaid expenses and deposits	5,172	4,479	4,142	4,835	5,580	11,578	14,470	13,400
Inventories	30,234	28,359	31,048	39,802	38,055	29,258	23,468	26,176
Trade and other payables	11,701	8,966	12,300	13,958	12,533	6,154	4,152	3,621

(1)

For a reconciliation of Adjusted EBITDA, Adjusted EBITDA as a percentage of sales, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net loss, to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS financial measures and ratios”.

Liquidity and Capital Resources

As at July 30, 2022, we had $19.0 million of cash held by major Canadian financial institutions.

Working capital was $37.3 million as at July 30, 2022, compared to $43.4 million as at January 29, 2022. The decrease in working capital of $6.1 million is explained by a decrease in current assets of $6.6 million that was partially offset by a decrease in current liabilities of $0.5 million.

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

On August 23, 2022, a revolving line of credit on demand with the Bank of Nova Scotia (the “Bank”) was established for up to $15.0 million, less a reserve of $0.5 million for credit cards based on eligible accounts receivable and inventory balances and subject to financial covenants being met. The credit facility will bear interest at the prime rate plus 1% and is for a three-year period, renewable annually at the lender’s option In addition, Investissement Québec has provided a loan loss guarantee under its “Loan Loss Program”, securing 50% of any loss incurred by the Bank with respect to the recovery of indebtedness under the line of credit.

As at July 30, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, amounting to $7.6 million, net of $719 thousand of advances, which are expected to be discharged within 12 months.

Cash Flows

A summary of our cash flows used in operating and financing activities is presented in the following table:

	For the three-months ended		For the six-months ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
	$	$	$	$
Cash flows used in:
Operating activities	(2,735)	(19,079)	(4,413)	(17,772)
Financing activities	(769)	(139)	(1,518)	(322)
Investing activities	(128)	(52)	(128)	(52)
Decrease in cash	(3,632)	(19,270)	(6,059)	(18,146)

Three-months ended July 30, 2022 compared to three-months ended July 31, 2021

Cash flows used in operating activities. Net cash used in operating activities amounted to $2.7 million for the quarter representing a change of $16.4 million from the net cash used in operations of $19.1 million in prior year quarter. The decrease is primarily due to decrease in Trade and other payables over the prior period, offset by an increase of the net loss, net of the gain on liabilities subject to compromise.

Cash flows used in financing activities. Net cash flows used in financing activities of $769 thousand during the quarter represents an increase of $630 thousand compared to the prior year quarter due to an increase in lease repayments.

Cash flows used in investing activities. Cash flows used in investing activities of $128 thousand in the quarter is due to additions to property and equipment.

Six-months ended July 30, 2022 compared to six-months ended July 31, 2021

Cash flows used in operating activities. Net cash used in operating activities amounted to $4.4 million for the six-month period ended July 30, 2022, representing a change of $13.4 million from the net cash used in operations of $17.8 million in the prior year period. The decrease is primarily due to decrease in Trade and other payables over the prior period, offset by an increase of the net loss, net of the gain on liabilities subject to compromise.

Cash flows used in financing activities. Net cash flows used in financing activities of $1.5 million during the six-month period ended July 30, 2022 represents an increase of $1.2 million compared to the prior year period due to an increase in lease repayments.

Cash flows used in investing activities. Cash flows used in investing activities of $128 thousand in the six-months ended July 30, 2022 is primarily due to additions to property and equipment.

Off-Balance Sheet Arrangements

Other than certain purchase commitments disclosed elsewhere, we have no other off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual arrangements that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for the purchase of goods and services that are expected to be received in future periods. As of July 30, 2022, the Company had financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs amounting to $7.6 million, net of $719 thousand of advances (January 29, 2022 - $13.0 million, net of $7.2 million of advances).  These contractual obligations and commitments are expected to be discharged within 12 months.

Critical Accounting Policies and Estimates

Our discussion and analysis of operating results and financial condition are based upon our financial statements. The preparation of financial statements requires us to estimate the effect of various matters that are inherently uncertain as of the date of the financial statements. Each of these required estimates varies in regard to the level of judgment involved and its potential impact on our reported financial results. Estimates are deemed critical when a different estimate could have reasonably been used or where changes in the estimates are reasonably likely to occur from period to period, and would materially impact our financial position, changes in financial position or results of operations. Our significant accounting policies are discussed under Note 5 to our consolidated financial statements for the year ended January 29, 2022 included in our Annual Report on Form 10-K dated April 29, 2022. There have been no material changes to the critical accounting policies and estimates since January 29, 2022.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of July 30, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended July 30, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DAVIDsTEA INC.

Date: September 13, 2022	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive Officer and Chief Brand Officer

