Form 10-Q
period 2022-10-29
DAVIDsTEA Inc.
filed 2022-12-13
CIK 1627606

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒     No ☐

As of December 9, 2022, 26,571,035 common shares of the registrant were outstanding.

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

In this Quarterly Report, unless otherwise specified, all monetary amounts are in Canadian dollars, all references to “$”, “C$”, “CAD”, “Canadian dollars” and “dollars” mean Canadian dollars and all references to “U.S. dollars”, “US$” and “USD” mean U.S. dollars.

On December 9, 2022, the Bank of Canada exchange rate was US$1.00 = CAD$1.3630.

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED BALANCE SHEETS

[Unaudited and in thousands of Canadian dollars]

		As at
		October 29,	January 29,
		2022	2022
		$	$
ASSETS
Current
Cash		16,131	25,107
Accounts and other receivables		3,937	3,209
Inventories		29,985	31,048
Prepaid expenses and deposits		6,137	4,142
Total current assets		56,190	63,506
Property and equipment		576	775
Intangible assets		1,818	2,234
Right-of-use assets		9,990	12,087
Total assets		68,574	78,602
LIABILITIES AND EQUITY
Current
Trade and other payables		14,445	12,300
Deferred revenue		5,472	5,434
Current portion of lease liabilities		2,540	2,364
Total current liabilities		22,457	20,098
Non-current portion of lease liabilities		8,290	10,189
Total liabilities		30,747	30,287
Commitments and contingencies
Equity
Share capital	[Note 4]	113,892	113,534
Contributed surplus		2,838	2,507
Deficit		(82,164)	(70,671)
Accumulated other comprehensive income		3,261	2,945
Total equity		37,827	48,315
Total liabilities and equity		68,574	78,602

See accompanying notes.

DAVIDsTEA Inc.

 Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF NET (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME

[Unaudited and in thousands of Canadian dollars, except share and per share information]

		For the three-months ended		For the nine-months ended
		October 29,	October 30,	October 29,	October 30,
		2022	2021	2022	2021
		$	$	$	$
Sales	[Note 10]	16,176	22,203	51,670	64,195
Cost of sales		9,894	13,587	30,116	36,816
Gross profit		6,282	8,616	21,554	27,379
Selling, general and administration expenses	[Note 5]	10,925	10,242	32,784	28,521
Restructuring plan activities, net	[Note 6]	—	195	—	(76,964)
Results from operating activities		(4,643)	(1,821)	(11,230)	75,822
Finance costs		194	71	532	104
Finance income		(120)	(28)	(236)	(118)
Net income (loss) before income taxes		(4,717)	(1,864)	(11,526)	75,836
Recovery of income taxes	[Note 6]	—	—	—	(1,000)
Net (loss) income		(4,717)	(1,864)	(11,526)	76,836

Other comprehensive income:
Cumulative translation adjustment		286	(13)	316	999
Other comprehensive income, net of tax		286	(13)	316	999
Total comprehensive (loss) income		(4,431)	(1,877)	(11,210)	77,835
Net (loss) earnings per share:
Basic	[Note 7]	(0.18)	(0.07)	(0.44)	2.92
Fully diluted	[Note 7]	(0.18)	(0.07)	(0.44)	2.79
Weighted average number of shares outstanding:
Basic	[Note 7]	26,566,441	26,359,969	26,493,484	26,300,289
Fully diluted	[Note 7]	26,566,441	26,359,969	26,493,484	27,584,128

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

[Unaudited and in thousands of Canadian dollars]

		For the three-months ended		For the nine-months ended
		October 29,	October 30,	October 29,	October 30,
		2022	2021	2022	2021
		$	$	$	$
OPERATING ACTIVITIES
Net (loss) income		(4,717)	(1,864)	(11,526)	76,836
Items not affecting cash:
Depreciation of property and equipment		90	398	254	1,193
Amortization of intangible assets		138	403	415	1,290
Amortization of right-of-use assets		656	242	1,975	536
Impairment of property and equipment and right-of-use assets		258	—	258	—
Gain on liabilities subject to compromise, including the recovery of income taxes	[Note 6]	—	—	—	(79,861)
Interest on lease liabilities		156	50	490	83
Amortization of Financing Fees		31	—	31	—
Stock-based compensation expense		355	392	1,063	937
Sub-total		(3,033)	(379)	(7,040)	1,014
Net change in non-cash working capital balances related to operations		869	1,932	463	(17,233)
Cash flows (used in) provided by operating activities		(2,164)	1,553	(6,577)	(16,219)
FINANCING ACTIVITIES
Payment of lease liabilities		(753)	(237)	(2,271)	(559)
Cash flows used in financing activities		(753)	(237)	(2,271)	(559)
INVESTING ACTIVITIES
Additions to property and equipment		—	—	(128)	(52)
Cash flows used in investing activities		—	—	(128)	(52)
(Decrease) increase in cash during the period		(2,917)	1,316	(8,976)	(16,830)
Cash, beginning of the period		19,048	12,051	25,107	30,197
Cash, end of the period		16,131	13,367	16,131	13,367
Supplemental Information
Cash paid for:
Interest (other than lease liabilities)		—	—	—	—
Income taxes (classified as operating activity)		—	—	—	—
Cash received for:
Interest		92	7	203	101
Income taxes (classified as operating activity)		—	—	—	—

See accompanying notes.

DAVIDsTEA Inc.

Incorporated under the laws of Canada

INTERIM CONSOLIDATED STATEMENTS OF EQUITY (DEFICIENCY)

[Unaudited and in thousands of Canadian dollars]

				Accumulated
				other	Total
	Share	Contributed		comprehensive	equity
	capital	surplus	Deficit	income	(deficiency)
	$	$	$	$	$
Balance, January 29, 2022	113,534	2,507	(70,671)	2,945	48,315
Net loss for the nine months ended October 29, 2022	—	—	(11,526)	—	(11,526)
Other comprehensive income	—	—	—	316	316
Total comprehensive income	—	—	(11,526)	316	(11,210)
Common shares issued on vesting of restricted stock units	358	(732)	33	—	(341)
Stock-based compensation expense	—	1,063	—	—	1,063
Balance, October 29, 2022	113,892	2,838	(82,164)	3,261	37,827

Balance, January 30, 2021	113,167	1,747	(148,068)	1,863	(31,291)
Net income for the nine months ended October 30, 2021	—	—	76,836	—	76,836
Other comprehensive income	—	—	—	999	999
Total comprehensive income	—	—	76,836	999	77,835
Common shares issued on vesting of restricted stock units	239	(485)	(494)	—	(740)
Stock-based compensation expense	—	937	—	—	937
Balance, October 30, 2021	113,406	2,199	(71,726)	2,862	46,741

See accompanying notes.

DAVIDsTEA Inc.

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine-month periods ended October 29, 2022 and October 30, 2021 [Unaudited]

[Amounts in thousands of Canadian dollars except share and per share amounts]

1. CORPORATE INFORMATION

The unaudited condensed interim consolidated financial statements of DAVIDsTEA Inc. and its subsidiary DAVIDsTEA (USA) Inc. (collectively, the “Company”) for the three and nine-month periods ended October 29, 2022 and October 30, 2021 were authorized for issue by the Board of Directors on December 13, 2022. The Company is incorporated and domiciled in Canada and its shares are publicly traded on the Nasdaq Global Market under the symbol “DTEA”. The registered office is located at 5430 Ferrier St., Town of Mount-Royal, Québec, Canada, H4P 1M2.

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

Certain comparatives figures related to current and prior year’s quarters have been reclassified to conform with the current quarter’s presentation.

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

4. SHARE CAPITAL

Authorized

An unlimited number of common shares.

Issued and outstanding

	October 29,	January 29,
	2022	2022
	$	$
Share Capital - (26,571,035) Common shares (January 29, 2022 - 26,423,717)	113,892	113,534

During the three and nine-month periods ended October 29, 2022, 9,291 and 147,318 common shares, respectively (October 30, 2021 – nil and 125,387 common shares, respectively), were issued in relation to the vesting of restricted stock units (“RSU”), resulting in an increase in share capital of $30 and $358, net of tax (October 30, 2021 – $nil and $239, net of tax, respectively) and a reduction in contributed surplus of $62 and $732, respectively (October 30, 2021 – $nil and $485, respectively).

Stock-based compensation

As at October 29, 2022, 397,974 (October 30, 2021, 777,709) common shares remain available for issuance under the 2015 Omnibus Plan.

No stock options were granted during the three and nine-month periods ended October 29, 2022 and October 30, 2021. A summary of the status of the Company’s stock option plan and changes during the nine-month periods is presented below.

For the nine-months ended
	October 29,		October 30,
	2022		2021
		Weighted		Weighted
		average		average
	Options	exercise	Options	exercise
	outstanding	price	outstanding	price
	#	$	#	$
Outstanding and exercisable - beginning and end of period	3,490	14.39	9,490	8.01

A summary of the status of the Company’s RSU plan and changes during the nine-month periods are presented below.

	For the nine-months ended
	October 29,		October 30,
	2022		2021
		Weighted		Weighted
		average		average
	RSUs	fair value	RSUs	fair value
	outstanding	per unit (1)	outstanding	per unit (1)
	#	$	#	$
Outstanding, beginning of period	1,282,790	2.60	1,306,101	1.70
Granted	833,764	1.99	727,217	4.55
Forfeitures	(43,857)	1.66	(174,041)	(2.56)
Vested	(147,318)	2.40	(125,387)	(1.91)
Vested, withheld for tax	(153,382)	2.40	(130,562)	(1.91)
Outstanding, end of period	1,771,997	2.35	1,603,328	2.86

_____________

(1)	Weighted average fair value per unit as at date of grant.

During the three and nine-month periods ended October 29, 2022, the Company recognized a stock-based compensation expense of $355 and $1,063, respectively (October 30, 2021 – $392 and $937, respectively).

5. SELLING, GENERAL AND ADMINISTRATION EXPENSES

The Company qualified in Fiscal 2021 for the Canada Emergency Wage Subsidy and the Canada Emergency Rent Subsidy under the COVID-19 Economic Response Plan of the Government of Canada. During the three and nine-month periods ended October 29, 2022, the Company recognized payroll and rent subsidies of $nil (October 30, 2021 - $0.8 and $4.4 million, respectively).

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	$	$	$	$
Wages, salaries and employee benefits	3,542	3,589	10,493	10,413
IT ongoing expenses	1,726	1,815	5,017	4,639
Marketing expenses	1,229	1,618	4,893	4,263
Software implementation and configuration costs	1,142	641	3,222	3,095
Credit card fees	329	447	1,006	1,426
Director & officer and other insurance	214	362	904	927
Professional and consulting fees	477	380	1,153	1,635
Depreciation of property and equipment	90	398	254	1,193
Amortization of intangible assets	138	403	415	1,290
Amortization right-of-use asset	656	242	1,975	536
Impairment of property and equipment and right-of-use assets	258	—	258	—
Stock-based compensation	355	392	1,063	937
Other selling, general and administration	769	713	2,131	2,521
Sub-total	10,925	11,000	32,784	32,875
Government emergency wage and rent subsidy	—	(758)	—	(4,354)
	10,925	10,242	32,784	28,521

6. RESTRUCTURING PLAN ACTIVITIES, NET

On July 8, 2020, the Company announced that it was implementing a restructuring plan (the “Restructuring Plan”) under the Companies’ Creditors Arrangement Act (Canada) (the “CCAA”) in order to accelerate its transition to predominantly an online retailer and wholesaler of high-quality tea and accessories. At the creditors’ meeting held on June 11, 2021, the Plan of Arrangement was approved by the requisite majorities of creditors of the Company. As a result, the Company was required to and paid approximately $17.6 million to its creditors in full and final settlement and recorded a net gain of $76.9 million in the second quarter of Fiscal 2021.

The Plan of Arrangement was approved by the Company’s creditors on June 11, 2021 and on September 9, 2021, the Monitor filed a Certificate of Termination with the Québec Superior Court in accordance with paragraph 24 of the Sanction Order and declared the CCAA proceedings were terminated without further act or formality.

During the three-and nine-month periods ended October 30, 2021, the Company recorded a net (loss) gain on the settlement of liabilities subject to compromise of negative $195 and $76,964, respectively net of professional fees in connection with the CCAA proceedings of $195 and $1,897, respectively and before a gain from the recovery of income taxes of $nil and $1,000, respectively. This net gain is presented in the interim consolidated statement of income (loss) and comprehensive income (loss) in Restructuring Plan activities, net and Recovery of income taxes.

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

The following reflects the Net (loss) income and share data used in the basic and diluted EPS computations:

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	$	$	$	$
Net (loss) income for basic EPS	(4,717)	(1,864)	(11,526)	76,836
Weighted average number of shares outstanding:
Basic	26,566,441	26,359,969	26,493,484	26,300,289
Fully diluted	26,566,441	26,359,969	26,493,484	27,584,128
Net (loss) earnings per share:
Basic	(0.18)	(0.07)	(0.44)	2.92
Fully diluted	(0.18)	(0.07)	(0.44)	2.79

8. RELATED PARTY DISCLOSURES

Transactions with related parties are measured at the exchange amount, being the consideration established and agreed to by the related parties.

During the three and nine-month periods ended October 29, 2022, the Company purchased merchandise for resale amounting to $92 and $136, respectively (October 30, 2021 - $77 and $306, respectively) and provided infrastructure and administrative services of $2 and $12, respectively (October 30, 2021 - $11 and $23, respectively) to a company controlled by one of its executive employees. As of October 29, 2022, an amount of $4 was outstanding and presented in Accounts and other receivables.  As of October 29, 2022, an amount of $118 was outstanding and presented in Trade and other payables.

9. REVOLVING LINE OF CREDIT

On August 23, 2022, a revolving line of credit on demand with the Bank of Nova Scotia was established for up to $15.0 million, less a reserve of $0.5 million for credit cards based on eligible accounts receivable and inventory balances and subject to financial covenants required to be calculated and met starting January 28, 2023. The credit facility will bear interest at the prime rate plus 1%, renewable annually at the lender’s option. In addition, Investissement Québec has provided a loan loss guarantee under its “Loan Loss Program”, securing 50% of any loss incurred by the Bank of Nova Scotia with respect to the recovery of indebtedness under the line of credit.

10. SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may earn revenues and incur expenses. The Company has two operating segments, Canada, and the U.S., that derive their revenues from various distribution channels including online, retail and wholesale. The Company’s Chief Executive and Brand Officer and President, Chief Financial and Operating Officer (the chief operating decision makers or “CODM”) make decisions about resources to be allocated to the segments and assesses performance, and for which discrete financial information is available.

                The Company derives revenue from the following products:

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	$	$	$	$
Tea	14,084	19,054	45,159	55,192
Tea accessories	1,859	2,723	5,442	8,129
Food and beverages	233	426	1,069	874
	16,176	22,203	51,670	64,195

All property and equipment, right-of-used assets and intangible assets are located in Canada.

Results from operating activities before corporate expenses per country are as follows:

	For the three-months ended			For the nine-months ended
	October 29, 2022			October 29, 2022
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	12,899	3,277	16,176	42,302	9,368	51,670
Cost of sales	7,968	1,926	9,894	24,539	5,577	30,116
Gross profit	4,931	1,351	6,282	17,763	3,791	21,554
Selling, general and administration expenses (allocated)	2,818	377	3,195	9,156	1,364	10,520
Results from operating activities before corporate expenses	2,113	974	3,087	8,607	2,427	11,034
Selling, general and administration expenses (non-allocated)			7,730			22,264
Results from operating activities			(4,643)			(11,230)
Finance costs			194			532
Finance income			(120)			(236)
Net loss before income taxes			(4,717)			(11,526)

	For the three-months ended			For the nine-months ended
	October 30, 2021			October 30, 2021
	Canada	US	Consolidated	Canada	US	Consolidated
	$	$	$	$	$	$
Sales	17,948	4,255	22,203	51,124	13,071	64,195
Cost of sales	10,891	2,696	13,587	29,480	7,336	36,816
Gross profit	7,057	1,559	8,616	21,644	5,735	27,379
Selling, general and administration expenses (allocated)	3,129	430	3,559	8,020	1,519	9,539
Results from operating activities before corporate expenses	3,928	1,129	5,057	13,624	4,216	17,840
Selling, general and administration expenses (non-allocated)			6,683			18,982
Restructuring plan activities, net			195			(76,964)
Results from operating activities			(1,821)			75,822
Finance costs			71			104
Finance income			(28)			(118)
Net (loss) income before income taxes			(1,864)			75,836

11. CONTINGENCIES

The Company is subject to a claim amounting to $350,000 from a third-party service provider for which services were rendered prior to July 8, 2020, when the Company announced it was implementing the Restructuring Plan under the Companies’ Creditors Arrangement Act.  At this stage, it is too early to determine whether the claim has a legal merit and the final amount of settlement, if any.

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

While we believe these expectations and projections are based on reasonable assumptions, such forward-looking statements are inherently subject to risks, uncertainties, and assumptions about us, including the risk factors listed under Item 1A. Risk Factors, as well as other cautionary language in our Form 10-K filed with the SEC on April 29, 2022.

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

At a creditors’ meeting held on June 11, 2021, the Company’s Plan of Arrangement was approved by the requisite majorities of creditors of DAVIDsTEA Inc. and its subsidiary DAVIDsTEA (USA) Inc., respectively, in accordance with the CCAA, that is, a simple majority of creditors of DAVIDsTEA Inc. and of DAVIDsTEA (USA) Inc., voting separately, whose claims were affected by the Plan of Arrangement, representing in each case at least two-thirds in dollar value of all such claims duly filed in accordance with the CCAA proceedings.

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

The Company emerged from the Restructuring Plan a smaller and more invigorated organization, with a renewed sense of purpose and confidence as we continue building a high-performing, future-ready winning culture, driven by purpose.  We were founded on a spirit of innovation and of embracing unconventional ideas with a desire to create a North American experience around tea.  We removed the boundaries that kept tea in the cupboards of only those in-the-know. We experimented and took risks, attracted passionate employees and as customers became friends, we embraced our brand purpose; a desire to share “positivitea” with all, and use our platform to do good - for business and for the lives of all with whom we interact.

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

The specialty retail industry is cyclical, and our sales are affected by general economic conditions. Several factors influence the level of consumer spending, including economic conditions and the level of disposable consumer income, consumer debt, interest rates, the rate of inflation and consumer confidence that can affect purchases of our products.

As we have transitioned to generating sales primarily from our online stores, measuring the change in period-over-period comparable same store sales, although still a valid measure within our retail sales channel, loses its significance in the overall evaluation of how our business is performing. Other measures such as sales performance in total and in our e-commerce and wholesale channels begin to influence how we direct resources and evaluate our performance.  Factors affecting our performance include:

•	our ability to anticipate and respond effectively to consumer preference, buying and economic trends;

•	our ability to provide a product offering that generates new and repeat visits online and in our other channels;

•	the customer experience we provide online and in our other channels;

•	the level of customer traffic to our website and our online presence more generally;

•	the number of customer transactions and average ticket online;

•	the pricing of our tea and tea accessories; and

•	our ability to obtain, process and distribute product efficiently.

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

General and administration costs, which are generally fixed in nature, do not vary proportionally with sales to the same degree as our cost of sales. We believe that these costs will decrease as a percentage of sales over time. Accordingly, this expense as a percentage of sales is usually higher in lower-volume quarters and lower in higher-volume quarters.

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

Selected Operating and Financial Highlights

Results of Operations

Sales during the third quarter of Fiscal 2022 decreased by $6.0 million or 27.1% to $16.2 million from the prior year quarter due mainly to a decrease in e-commerce sales of $4.3 million and a decrease in brick-and-mortar and wholesale sales of $1.8 million.

Sales of $51.7 million in the year-to-date period ended October 29, 2022 decreased by $12.5 million from the prior year period or 19.5% due to a decrease in e-commerce sales of $16.2 million, partially offset by an increase in sales of $3.7 million from brick-and-mortar and wholesale.

The Company recorded a Net loss of $4.7 million in the third quarter compared to a Net loss of $1.9 million in the prior year quarter. Excluding adjustments noted herein, Adjusted net loss (1) for the third quarter was $3.3 million compared to an Adjusted net loss (1) of $1.8 million in the prior year quarter. Adjusted EBITDA (1) in the third quarter of Fiscal 2022 was a loss of $2.0 million compared to a loss of $0.3 million in the prior year quarter.

The Company recorded a Net Loss of $11.5 million in the year-to-date period compared to a Net income of $76.8 million in the prior year period. Excluding adjustments noted herein, Adjusted net loss (1) for the year-to-date period was $8.0 million compared to an Adjusted net loss (1) of $2.4 million in the prior year period. Adjusted EBITDA (1) in the year-to-date period of Fiscal 2022 was a loss of $4.1 million compared to income of $1.6 million in the prior year period.

Sales and operating results have been materially impacted by changes in overall economic conditions in North America and the impact these conditions have had on consumer confidence and discretionary spending. Continuing inflationary pressures have resulted in an increase in our cost of goods, transportation, and labour costs. Fears of a looming recession, increases in interest rates, the rate of inflation, uncertainty surrounding the COVID-19 pandemic, continuing supply chain disruptions, increased input costs, and shortage of technical and skilled labour are expected to have a continuing significant impact on economic conditions that could materially affect our financial condition, results of operations and cash flows.

As COVID-19 restrictions loosened in Fiscal 2022, consumer spending shifted to out-of-home and we saw a shift away from online to brick-and mortar. We believe this decline in e-commerce revenue is temporary as we continue to build on the wellness trend for healthier beverages with our target audiences.

The following table summarizes key components of our results of operations for the periods indicated:

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Consolidated statement of operations data:
Sales	$16,176	$22,203	$51,670	$64,195
Cost of sales	9,894	13,587	30,116	36,816
Gross profit	6,282	8,616	21,554	27,379
Selling, general and administration expenses	10,925	10,242	32,784	28,521
Restructuring plan activities, net	—	195	—	(76,964)
Results from operating activities	(4,643)	(1,821)	(11,230)	75,822
Finance costs	194	71	532	104
Finance income	(120)	(28)	(236)	(118)
Net income (loss) before income taxes	(4,717)	(1,864)	(11,526)	75,836
Recovery of income taxes	—	—	—	(1,000)
Net (loss) income	$(4,717)	$(1,864)	$(11,526)	$76,836
Percentage of sales:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	61.2%	61.2%	58.3%	57.4%
Gross profit	38.8%	38.8%	41.7%	42.6%
Selling, general and administration expenses	67.5%	46.1%	63.4%	44.4%
Net (loss) income	(29.2)%	(8.4)%	(22.3)%	119.7%
Other financial and operations data:
Adjusted EBITDA (1)	$(2,004)	$(308)	$(4,043)	$1,555
Adjusted EBITDA as a percentage of sales (1)	(12.4)%	(1.4)%	(7.8)%	2.4%
Adjusted SG&A (1)	$9,525	$10,359	$29,304	$29,780
Adjusted results from operating activities (1)	$(3,243)	$(1,743)	$(7,750)	$(2,401)
Adjusted net loss (1)	$(3,317)	$(1,786)	$(8,046)	$(2,387)

(1)

For a reconciliation of Adjusted EBITDA, Adjusted EBITDA as a percentage of sales, Adjusted SG&A, Adjusted results from operating activities, and Adjusted net loss, to the most directly comparable measure calculated in accordance with IFRS, see “Non-IFRS Financial Measures and Ratios” below.

Non-IFRS Financial Measures and Ratios

The Company uses certain non-IFRS financial measures and ratios for purposes of comparison to prior periods, to prepare annual operating budgets, and for the development of future projections. These measures and ratios are not recognized measures under IFRS, do not have a standardized meaning prescribed by IFRS and therefore may not be comparable to similarly-titled measures presented by other companies. Rather, these measures are provided as additional information to complement those IFRS measures and ratios by providing further understanding of our results of operations from management’s perspective. Accordingly, they should not be considered in isolation nor as a substitute for analysis of our financial information reported under IFRS.

We present the following non-IFRS financial measures;

(a)

“Adjusted selling, general and administration expenses” is presented as a supplemental measure because we believe it facilitates a comparative assessment of our selling, general and administration expenses under IFRS, while isolating the effects of some items that are non-recurring by nature or which vary from period to period.

(b)

“Adjusted results from operating activities” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or which vary from period to period.

(c)

“Adjusted net (loss) income” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or which vary from period to period.

(d)

“Adjusted EBITDA” is presented as a supplemental performance measure because we believe it facilitates a comparative assessment of our operating performance relative to our performance based on our results under IFRS, while isolating the effects of some items that are non-recurring by nature or which vary from period to period. Specifically, Adjusted EBITDA allows for an assessment of our operating performance and our ability to service or incur indebtedness without the effect of non-cash charges, such as depreciation, amortization, finance costs, non-cash compensation expense, loss on disposal of property and equipment, impairment of property and equipment and right-of-use assets, stock-based compensation and certain non-recurring expenses. This measure also functions as a benchmark to evaluate our operating performance.

      We also present the following non-IFRS ratios:

(a)

“Adjusted net (loss) income per common share” for purposes of evaluating underlying business performance relative to our performance based on our results under IFRS, while isolating the effects of some items that vary from period to period.

(b)	Adjusted EBITDA as a percentage of sales is calculated by dividing adjusted EBITDA as defined above by the sales figures for a period.

The use of non-IFRS financial measures and ratios provides complementary information that excludes items that do not reflect our core performance or where their exclusion would assist users in understanding our results for the period. For these reasons, a significant number of users of our MD&A analyze our results based on these financial measures. Management believes these measures help users of our MD&A to better analyze results, enabling better comparability of our results from one period to another and with peers.

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

The following tables provide reconciliations of our non-IFRS financial measures and ratios to the most directly-comparable measure calculated in accordance with IFRS:

Reconciliation of Selling, general and administration expenses to Adjusted selling, general and administration expenses

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Selling, general and administration expenses	$10,925	$10,242	$32,784	$28,521
Software implementation and configuration costs (a)	(1,142)	(641)	(3,222)	(3,095)
Government emergency wage and rent subsidy (b)	—	758	—	4,354
Impairment of property and equipment and right-of-use assets (c)	(258)	—	(258)	—
Adjusted selling, general and administration expenses	$9,525	$10,359	$29,304	$29,780

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(c)	Represents costs related to impairment of property and equipment and right-of-use assets within our retail stores.

Reconciliation of Results from operating activities to Adjusted results from operating activities

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Results from operating activities	$(4,643)	$(1,821)	$(11,230)	$75,822
Software implementation and configuration costs (a)	1,142	641	3,222	3,095
Restructuring plan activities, net (b)	—	195	—	(76,964)
Government emergency wage and rent subsidy (c)	—	(758)	—	(4,354)
Impairment of property and equipment and right-of-use assets (d)	258	—	258	—
Adjusted results from operating activities	$(3,243)	$(1,743)	$(7,750)	$(2,401)

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(d)	Represents costs related to impairment of property and equipment and right-of-use assets for within our retail stores.

Reconciliation of Net (loss) income to Adjusted net loss

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net (loss) income	$(4,717)	$(1,864)	$(11,526)	$76,836
Software implementation and configuration costs (a)	1,142	641	3,222	3,095
Restructuring plan activities, net (b)	—	195	—	(76,964)
Government emergency wage and rent subsidy (c)	—	(758)	—	(4,354)
Recovery of income taxes (d)	—	—	—	(1,000)
Impairment of property and equipment and right-of-use assets (e)	258	—	258	—
Adjusted net loss	$(3,317)	$(1,786)	$(8,046)	$(2,387)

(a)	Represents costs related to implementation and configuration of software solutions.
(b)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(c)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(d)	Represents the reversal of the previously accrued estimate of income tax liabilities that were compromised by the Restructuring Plan.
(e)	Represents costs related to impairment of property and equipment and right-of-use assets within our retail stores.

Reconciliation of fully diluted net (loss) earnings per common share to Adjusted fully diluted net loss per common share

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Weighted average number of shares outstanding, fully diluted	26,566,441	26,359,969	26,493,484	27,584,128
Adjusted weighted average number of shares outstanding, fully diluted	26,566,441	26,359,969	26,493,484	26,300,289

Net (loss) income	$(4,717)	$(1,864)	$(11,526)	$76,836
Adjusted net loss	$(3,317)	$(1,786)	$(8,046)	$(2,387)

Net (loss) earnings per common share, fully diluted	$(0.18)	$(0.07)	$(0.44)	$2.79
Adjusted net loss per common share, fully diluted	$(0.12)	$(0.07)	$(0.30)	$(0.09)

Reconciliation of Net (loss) income to Adjusted EBITDA

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net (loss) income	$(4,717)	$(1,864)	$(11,526)	$76,836
Finance costs	194	71	532	104
Finance income	(120)	(28)	(236)	(118)
Depreciation and amortization	884	1,043	2,644	3,019
Recovery of income taxes	—	—	—	(1,000)
EBITDA	$(3,759)	$(778)	$(8,586)	$78,841
Additional adjustments:
Stock-based compensation expense (a)	355	392	1,063	937
Software implementation and configuration costs (b)	1,142	641	3,222	3,095
Restructuring plan activities, net (c)	—	195	—	(76,964)
Government emergency wage and rent subsidy (d)	—	(758)	—	(4,354)
Impairment of property and equipment and right-of-use assets (e)	258	—	258	—
Adjusted EBITDA	$(2,004)	$(308)	$(4,043)	$1,555

(a)	Represents non-cash stock-based compensation expense.
(b)	Represents costs related to implementation and configuration of software solutions.
(c)	Represents the net gain related to the Restructuring Plan activities which were completed in Fiscal 2021.
(d)	Represents the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan.
(e)	Represents costs related to impairment of property and equipment and right-of-use assets within our retail stores.

Operating results for the three-months ended October 29, 2022, compared to the operating results for the three-months ended October 30, 2021

Sales. Sales decreased 27.1%, or $6.0 million, to $16.2 million in the quarter ended October 29, 2022, compared to $22.2 million in the prior year quarter. Sales in Canada of $12.9 million, representing 79.7% of total revenues, decreased $5.0 million or 28.1% compared to the prior year quarter. U.S. sales of $3.3 million decreased by $1.0 million or 23.0% compared to the prior year quarter. Sales from e-commerce decreased by $4.3 million or 29.5% to $10.2 million from $14.5 million in the prior year quarter. Sales from our wholesale channel decreased $1.1 million or 41.8% to $1.6 million from $2.7 million in the prior year quarter.  This decrease is explained primarily by discounting on older formats as we transitioned to our new individually wrapped sachets.  Brick-and-mortar sales for the quarter of $4.4 million were impacted by reduced consumer traffic, decreasing $0.6 million or 12.5% compared to the prior year quarter.  E-commerce, wholesale, and brick-and-mortar sales represented 62.9%, 9.8% and 27.3% of sales, respectively compared to 65.0%, 12.2% and 22.8%, respectively in the prior year quarter.

Gross Profit. Gross profit of $6.3 million for the three-months ended October 29, 2022 decreased by $2.3 million or 27.1% from the prior year quarter due to a decline in sales during the period, partially offset by lower delivery and distribution costs, compared to the prior year quarter. Gross profit as a percentage of sales was 38.8% for the quarter, consistent with the prior year quarter.

Selling, General and Administration Expenses. Selling, general and administration expenses (“SG&A”) increased $0.7 million or 6.7% to $10.9 million in the third quarter compared to the prior year quarter. Excluding the impact of software implementation and configuration costs, the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, and the impairment of property and equipment and right-of-use assets, Adjusted SG&A decreased by $0.8 million or 8.1% to $9.5 million in the quarter.  The drop in SG&A expenses is primarily due to a decrease in marketing expenses and credit card fees partially offset by increases in IT ongoing expenses as the Company continues its transformation to an omnichannel organization.  Adjusted SG&A as a percentage of sales in the quarter increased to 58.9% from 46.7% in the prior year quarter.

Results from Operating Activities. Loss from operating activities during the quarter was $4.6 million compared to a loss of $1.8 million in the prior year quarter. Excluding the impact of the Restructuring plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, and software implementation and configuration costs, and the impairment of property and equipment and right-of-use assets, Adjusted operating loss amounted to $3.2 million in the third quarter compared to an Adjusted operating loss of $1.7 million in the prior year quarter. The increased Adjusted operating loss results primarily from a decline in sales, lower gross profit and increased SG&A expenses in pursuit of the ongoing transformation to become a digital first organization.

Finance Costs. Finance costs amounted to $194 thousand in the three-months ended October 29, 2022 and compares unfavorably to the prior year period due primarily to the interest expense on our right-of-use assets.

Finance Income. Finance income of $120 thousand, which is derived mainly from interest on cash on hand, decreased slightly from the prior year quarter.

Net loss. Net loss was $4.7 million in the quarter compared to a Net loss of $1.9 million in the prior year quarter. Adjusted net loss, which excludes the impact of Restructuring plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, software implementation and configuration costs, and the impairment of property and equipment and right-of-use assets, amounted to a Net loss of $3.3 million compared to a Net loss of $1.8 million in the prior year quarter.

Fully diluted loss per common share. Fully diluted loss per common share was $0.18 in the quarter ended October 29, 2022 compared to a fully diluted loss per common share of $0.07 in the prior year quarter. Adjusted fully diluted loss per common share was $0.12 in the quarter ended October 29, 2022 compared to an Adjusted fully diluted loss per common share of $0.07 in the prior year quarter.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $3.8 million in the quarter ended October 29, 2022 compared to negative $0.8 million in the prior year quarter representing a decrease of $3.0 million over the prior year quarter. Adjusted EBITDA for the quarter ended October 29, 2022 was negative $2.0 million compared to negative $0.3 million for the same period in the prior year. The decrease in Adjusted EBITDA of $1.7 million reflects the impact of a sales decline of $6.0 million, lower gross profit and increased SG&A expenses.

Operating results for the nine-months ended October 29, 2022, compared to the operating results for the nine-months ended October 30, 2021

Sales. Sales for the nine-months ended October 29, 2022 decreased by 19.5% or $12.5 million, to $51.7 million from $64.2 million in the prior year period. Sales in Canada of $42.3 million, representing 81.9% of total revenues, decreased $8.8 million or 17.3% over the prior year period. U.S. sales of $9.4 million decreased by $3.7 million or 28.3% over the prior year period.  Sales from e-commerce decreased by $16.2 million or 34.1% to $31.3 million from $47.5 million in the prior year period as we transition from last year’s pandemic-fueled surge of online sales to serving consumers throughout our omni-channel capabilities.  Sales from our wholesale channel increased by $1.8 million or 33.5% to $7.0 million from $5.2 million in the prior year period. Brick-and-mortar sales increased by $1.9 million or 16.8% to $13.3 million from $11.4 million in the prior year period.  E-commerce, wholesale, and brick-and-mortar sales represented 60.7%, 13.5% and 25.8% of sales, respectively compared to 74.1%, 8.1% and 17.8% of sales, respectively in the prior year period

Gross Profit. Gross profit decreased by 21.3% or $5.8 million to $21.6 million in the nine-month period ended October 29, 2022 in comparison to the prior period due primarily to a decline in sales and a lower gross margin, partially offset by lower delivery and distribution costs and lower retail lease expense compared to the prior year period. Gross profit as a percentage of sales decreased to 41.7% for the nine-month period ended October 29, 2022 from 42.6% in the prior year period.

Selling, General and Administration Expenses. SG&A increased by $4.3 million or 14.9% to $32.8 million in the nine-month period ended October 29, 2022 from the same period in the prior year. Excluding the impact of non-recurring software implementation and configuration costs, the impact of the wage and rent subsidies received under the Canadian government COVID-19 Economic Response Plan, and the impairment of property and equipment and right-of-use assets, Adjusted SG&A decreased by $0.5 million to $29.3 million in the nine-month period ended October 29, 2022. Adjusted SG&A as a percentage of sales increased to 56.7% from 46.4% in the prior year period.

Restructuring plan activities, net.  Restructuring plan activities, net was $nil for the nine-month period ended October 29, 2022 compared to a gain of $76.9 million in the prior year period.

Results from Operating Activities. Results from operating activities during the nine-month period ended October 29, 2022 was negative $11.2 million compared to $75.8 million in the prior year period. Excluding the impact of the Restructuring Plan, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs, and the impairment of property and equipment and right-of-use assets, Adjusted operating loss amounted to $7.8 million in the nine-month period ended October 29, 2022, compared to an Adjusted operating loss of $2.4 million in the prior year period. The increase in Adjusted operating loss results from a decrease in sales of $12.5 million, partially offset by a reduction in operating costs.

Finance Costs. Finance costs amounted to $0.5 million in the nine-month period ended October 29, 2022, an increase of $0.4 million from the prior year period. The interest expense relates to the accounting for lease liabilities.

Finance Income. Finance income of $236 thousand is derived mainly from interest on cash on hand and has increased $118 thousand from $118 thousand in the prior year period.

Net income (loss). Net loss was $11.5 million in the nine-month period ended October 29, 2022 compared to a Net income of $76.8 million in the prior year period. Adjusted net loss, which excludes the Restructuring plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs, recovery of income taxes, and the impairment of property and equipment and right-of-use assets, amounted to $8.0 million compared to a Net loss of $2.4 million in the prior year period.

Fully diluted net (loss) earnings per common share. Fully diluted net loss per common share was $0.44 in nine-month period ended October 29, 2022 compared to fully diluted net earnings of $2.79 per common share in the same period in the prior year. Adjusted fully diluted loss per common share, which is Adjusted net loss on a fully diluted weighted average shares outstanding basis, was $0.30, compared to a loss of $0.09 in the prior year period.

EBITDA and Adjusted EBITDA. EBITDA, which excludes non-cash and other items in the current and prior periods, was negative $8.6 million in the nine-month period October 29, 2022 compared to $78.8 million in the prior year period representing a decrease of $87.4 million over the prior year period. Adjusted EBITDA for the nine-months ended October 29, 2022, which excludes the impact of stock-based compensation expense, the impairment of property and equipment and right-of-use assets, the Restructuring Plan activities, net, the wage and rent subsidies received from the Canadian government under the COVID-19 Economic Response Plan, non-recurring software implementation costs, and the impairment of property and equipment and right-of-use assets, was negative $4.0 million compared to $1.6 million in the prior year period. The decrease in Adjusted EBITDA of $5.6 million is explained by a decrease in Gross profit of $5.8 million offset by a decrease in Adjusted SG&A expenses.

Summary of quarterly results

Due to seasonality and the timing of holidays, the results of operations for any quarter are not necessarily indicative of the results of operations for the fiscal year. The table below presents selected consolidated financial data for the eight most recently completed quarters.

	Fiscal Year 2022			Fiscal Year 2021				Fiscal Year 2020
	Third	Second	First	Fourth	Third	Second	First	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	$	$	$	$	$	$	$	$
Sales	16,176	15,207	20,287	39,878	22,203	18,743	23,249	40,189
Net (loss) income	(4,717)	(4,835)	(1,974)	1,291	(1,863)	75,477	3,221	(27,222)

EBITDA [1]	(3,759)	(3,851)	(976)	2,613	(778)	75,493	4,126	(25,918)
Adjusted EBITDA [1]	(2,004)	(2,128)	89	3,696	(308)	(641)	2,505	5,384

Net (loss) earnings per share:
Basic	(0.18)	(0.18)	(0.07)	0.05	(0.07)	2.87	0.12	(1.04)
Fully diluted	(0.18)	(0.18)	(0.07)	0.05	(0.07)	2.75	0.12	(1.00)
Adjusted fully diluted [1]	(0.12)	(0.13)	(0.05)	0.13	(0.01)	(0.07)	0.05	0.15

Weighted average number of shares outstanding:
Basic	26,566,441	26,487,933	26,426,055	26,393,118	26,359,969	26,299,094	26,296,690	26,228,206
Fully diluted	26,566,441	26,487,933	26,426,055	27,614,734	26,359,969	27,455,005	27,400,840	27,140,065

Cash	16,131	19,048	22,680	25,107	13,367	12,051	31,321	30,197
Accounts receivable	3,937	2,497	3,197	3,209	4,602	6,986	6,625	6,157
Prepaid expenses and deposits	6,137	5,172	4,479	4,142	4,835	5,580	11,578	14,470
Inventories	29,985	30,234	28,359	31,048	39,802	38,055	29,258	23,468
Trade and other payables	14,445	11,701	8,966	12,300	13,958	12,533	6,154	4,152

Liquidity and Capital Resources

As at October 29, 2022, the Company had $16.1 million of cash held by major Canadian financial institutions.

Working capital was $33.7 million as at October 29, 2022 compared to $43.4 million as at January 29, 2022. The decrease in working capital of $9.7 million is explained by a decrease in current assets of $7.3 million and an increase in current liabilities of $2.4 million.

Working capital requirements are for the purchase of inventory, payment of payroll and other operating costs, including software purchases and implementation costs. Working capital requirements fluctuate during the year, rising in the second and third fiscal quarters as the Company take title to increasing quantities of inventory in anticipation of our peak selling season in the fourth fiscal quarter. The Company funds its operating, capital and working capital requirements from a combination of cash on hand and cash provided by operating activities.

On August 23, 2022, a revolving line of credit on demand with the Bank of Nova Scotia was established for up to $15.0 million, less a reserve of $0.5 million for credit cards based on eligible accounts receivable and inventory balances and subject to financial covenants required to be calculated and met starting January 28, 2023. The credit facility will bear interest at the prime rate plus 1%, renewable annually at the lender’s option. In addition, Investissement Québec has provided a loan loss guarantee under its “Loan Loss Program”, securing 50% of any loss incurred by the Bank of Nova Scotia with respect to the recovery of indebtedness under the line of credit.

As at October 29, 2022, the Company has financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, amounting to $8.3 million, net of $659 thousand of advances, which are expected to be discharged within 12 months.

Cash Flows

A summary of our cash flows (used in) provided by operating and financing activities is presented in the following table:

	For the three-months ended		For the nine-months ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	$	$	$	$
Cash flows used in:
Operating activities	(2,164)	1,553	(6,577)	(16,219)
Financing activities	(753)	(237)	(2,271)	(559)
Investing activities	—	—	(128)	(52)
Decrease in cash	(2,917)	1,316	(8,976)	(16,830)

Three-months ended October 29, 2022 compared to three-months ended October 30, 2021

Cash flows used in operating activities. Net cash used in operating activities amounted to $2.2 million for the quarter ended October 29, 2022, representing a change of $3.7 million from the net cash used in operations of $1.5 million in the prior year quarter. The decrease is primarily due to the loss reported this quarter.

Cash flows used in financing activities. Net cash flows used in financing activities of $753 thousand during the quarter ended October 29, 2022 represents an increase of $516 thousand compared to the prior year quarter due to an increase in lease repayments.

Nine-months ended October 29, 2022 compared to nine-months ended October 30, 2021

Cash flows used in operating activities. Net cash used in operating activities amounted to $6.6 million for the nine-month period ended October 29, 2022, representing a change of $9.6 million from the net cash used in operations of $16.2 million in the prior year period. The decrease is primarily due to decrease in inventory over the prior period, offset by an increase in the net loss.

Cash flows used in financing activities. Net cash flows used in financing activities of $2.3 million during the nine-month period ended October 29, 2022 represents an increase of $1.7 million compared to the prior year period due to an increase in lease repayments.

Off-Balance Sheet Arrangements

Other than certain operating lease obligations and purchase commitments disclosed elsewhere, we have no other off‑balance sheet obligations.

Contractual Obligations and Commitments

In the normal course of business, we enter into contractual arrangements that will require us to disburse cash over future periods. All commitments have been recorded in our consolidated balance sheets, except for the purchase of goods and services that are expected to be received in future periods. As of October 29, 2022, the Company had financial commitments in connection with the purchase of goods and services that are enforceable and legally binding on the Company, exclusive of additional amounts based on sales, taxes and other costs amounting to $8.3 million, net of $659 thousand of advances (January 29, 2022 - $11.3 million, net of $542 thousand of advances).  These contractual obligations and commitments are expected to be discharged within 12 months.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive and Brand Officer and our President, Chief Financial and Operating Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2022. The term “disclosure controls and procedures”, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based on the assessment of our disclosure controls and procedures, our management concluded that our disclosure controls and procedures were effective as of October 29, 2022.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended October 29, 2022 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Although the outcome of these and other claims cannot be predicted with certainty, management does not believe that the ultimate resolution of any matters in which we are currently involved will have a material adverse effect on our business, financial condition, or operating results.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

The Company is subject to a claim amounting to $350,000 from a third-party service provider for which services were rendered prior to July 8, 2020, when the Company announced it was implementing the Restructuring Plan under the Companies’ Creditors Arrangement Act.  At this stage, it is too early to determine whether the claim has a legal merit and the final amount of settlement, if any.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Form 10-K for the fiscal year ended January 29, 2022.

On October 28, 2022, the Company, received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that for the past 30 consecutive business days, the closing bid price per share of its common stock was below the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market, as required by Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, the Company was notified by Nasdaq that it is not in compliance with the Bid Price Rule. Nasdaq has provided the Company with 180 calendar days, or until April 26, 2023, to regain compliance with the Bid Price Rule. This notification has no immediate effect on the Company’s listing on the Nasdaq Capital Market or on the trading of the Company’s common stock.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. The failure to regain compliance prior to April 26, 2023 may result in the Company’s common stock being delisted from Nasdaq and it could be more difficult to buy or sell our securities and to obtain accurate quotations, and the price of our common stock could suffer a material decline. In addition, a delisting would impair our ability to raise capital through the public markets, could deter broker-dealers from making a market in or otherwise seeking or generating interest in our securities and might deter certain institutions and persons from investing in our securities at all.

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

DAVIDsTEA INC.

Date: December 13, 2022	By:	/s/ Sarah Segal
	Name:	Sarah Segal
	Title:	Chief Executive Officer and Chief Brand Officer

